Form 10-Q
period 1996-06-30
HILFIGER TOMMY CORP
filed 1996-08-07
CIK 888747

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

              [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                          COMMISSION FILE NUMBER 1-11226

                            TOMMY HILFIGER CORPORATION
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           BRITISH VIRGIN ISLANDS                     NOT APPLICABLE
        (STATE OR OTHER JURISDICTION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
      OF INCORPORATION OR ORGANIZATION)

               6/F, PRECIOUS INDUSTRIAL CENTRE, 18 CHEUNG YUE STREET,
                         CHEUNG SHA WAN, KOWLOON, HONG KONG
                      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)



                                    852-2745-7798
                           (REGISTRANT'S TELEPHONE NUMBER,
                                INCLUDING AREA CODE)

       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                               YES      X         NO


   ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, OUTSTANDING AS OF JUNE 30, 1996: 37,022,404







                             TOMMY HILFIGER CORPORATION
                                 INDEX TO FORM 10-Q
                                    June 30, 1996


     PART I - FINANCIAL INFORMATION                                         Page

     Item 1 Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 1996
              and March 31, 1996............................................   3

            Condensed Consolidated Statements of Operations for the
              three months ended June 30, 1996 and 1995.....................   4

            Condensed Consolidated Statements of Cash Flows for the
              three months ended June 30, 1996 and 1995.....................   5

            Condensed Consolidated Statement of Changes in Shareholders'
              Equity for the three months ended June 30, 1996 and the year
              ended March 31, 1996..........................................   6

            Notes to Condensed Consolidated Financial Statements............   7

     Item 2 Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................   8


     PART II - OTHER INFORMATION


     Item 6 Exhibits and Reports on Form 8-K................................  11

     Signatures.............................................................  12

                                       PART I

    ITEM 1 - FINANCIAL STATEMENTS

                             TOMMY HILFIGER CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)
   (UNAUDITED)                                           AS OF JUNE 30, AS OF MARCH 31,
                                                              1996          1996
                                                              ----          ----
   ASSETS
   Current assets
        Cash and cash equivalents.......................     $97,058     $127,743
        Accounts receivable.............................      57,102       68,402
        Inventories.....................................    $103,018       81,428
        Other current assets............................      13,850       13,484
                                                             -------     --------
           Total current assets.........................     271,028      291,057

   Property and equipment, at cost, less accumulated
        depreciation and amortization...................      90,415       57,845
   Other assets.........................................       7,253        9,720
                                                               -----     --------
           Total Assets.................................    $368,696     $358,622
                                                            ========     ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
        Short-term borrowings...........................     $15,961      $13,755
        Accounts payable................................      12,426        9,454
        Accrued expenses and other current
           liabilities..................................      18,300       29,409
                                                              ------       ------

           Total current liabilities....................      46,687       52,618

   Other liabilities....................................       2,397        2,877
   Long-term debt.......................................       1,718        1,789

   Shareholders' equity
        Preference Shares, $0.01 par value-shares
           authorized 5,000,000; none issued............          --           --
        Ordinary Shares, $0.01 par value-shares
           authorized 50,000,000, issued and
           outstanding 37,022,404 and 36,879,924,
           respectively.................................         370          369
        Capital in excess of par value..................     159,270      155,294
        Retained earnings...............................     158,211      145,633
        Cumulative translation adjustment...............          43           42
                                                             -------      -------

        Total shareholders' equity......................     317,894      301,338
                                                             -------      -------
   Commitments and contingencies

           Total Liabilities and Shareholders'
             Equity.....................................    $368,696     $358,622
                                                            ========     ========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                            TOMMY HILFIGER CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 FOR THE THREE MONTHS ENDED
                                                            JUNE 30,
                                                            --------
                                                        1996          1995
                                                        ----          ----

     Net revenue...................................   $124,129       $89,522
     Cost of goods sold............................     66,010        49,446
                                                       -------       -------

     Gross profit..................................     58,119        40,076
     Selling, general and administrative expenses..     40,388        29,329
                                                       -------       -------

     Income from operations........................     17,731        10,747
     Interest expense..............................        203           199
     Interest income...............................      1,588         1,347
                                                         -----       -------

     Income before income taxes....................     19,116        11,895
     Provision for income taxes....................      6,538         4,106
                                                        ------       -------

     Net income....................................    $12,578        $7,789
                                                       =======       =======

     Earnings per share:
     Earnings per share and share equivalents......    $   .34        $  .21
                                                       =======       =======

     Weighted average shares and share
        equivalents outstanding....................     37,500        36,737
                                                        ======       =======


      See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                          FOR THE THREE MONTHS ENDED
                                                                      JUNE 30,
                                                                      --------
                                                                1996      1995
                                                                ----      ----
     Cash flows from operating activities
       Net income.........................................     $12,578    $7,789
       Adjustments to reconcile net income to net cash
         from operating activities
           Depreciation and amortization..................       4,347     3,112
           Deferred income taxes..........................          --      (366)
           Stock compensation expense.....................          --        35
           Changes in operating assets and liabilities
             Decrease (increase) in assets
               Accounts receivable........................      11,300     7,605
               Inventories................................     (21,590)  (21,302)
               Other assets...............................       1,956    (1,748)
             Increase (decrease) in liabilities
               Accounts payable...........................       2,972       486
               Accrued expenses and other liabilities.....     (11,589)    4,216
                                                               -------    ------
           Net cash used in operating activities..........         (26)     (173)
                                                               -------    ------
     Cash flows from investing activities
       Purchases of property and equipment................     (36,772)   (6,196)
       Purchases of investments...........................          --        --
       Maturities and sales of investments................          --    50,214
                                                            ----------    ------
         Net cash (used in) provided by investing
           activities.....................................     (36,772)   44,018
                                                               -------    ------
     Cash flows from financing activities
       Proceeds from the exercise of employee
         stock options....................................       1,551     2,171
       Tax benefit from exercise of stock options.........       2,426     1,564
       Short-term bank borrowings.........................       2,206    14,025
       Payments on long-term debt.........................         (71)      (70)
       Other..............................................           1         4
                                                             ---------  --------
         Net cash provided by financing activities........       6,113    17,694
                                                                 -----  --------

         Net (decrease) increase in cash..................     (30,685)   61,539
     Cash and cash equivalents, beginning of period.......     127,743    35,817
                                                               -------    ------
     Cash and cash equivalents, end of period.............     $97,058   $97,356
                                                               =======   =======

      See Accompanying Notes to Condensed Consolidated Financial Statements

                                   TOMMY HILFIGER CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                                    IN SHAREHOLDERS' EQUITY
                                         (IN THOUSANDS)
                                   CAPITAL IN
                                     EXCESS              UNEARNED    CUMULATIVE     TOTAL
                          ORDINARY   OF PAR   RETAINED     STOCK     TRANSLATION SHAREHOLDERS'
                           SHARES     VALUE   EARNINGS COMPENSATION  ADJUSTMENT    EQUITY
                           ------    ------   -------- ------------  ----------    ------
  BALANCE, MARCH 31, 1995   $352   $124,859    $84,133        ($350)        $30      $209,024
     Net income                                 61,500                                 61,500
     Exercise of employee
        stock options         17     13,010                                            13,027
     Tax benefits from
        exercise of stock
        options                      17,715                                            17,715
     Amortization of unearned
        stock compensation             (290)                    350                        60
     Translation adjustment                                                  12            12
                           -----   --------   --------         ----          --      --------

  BALANCE, MARCH 31, 1996    369    155,294    145,633           --          42       301,338
     Net income                                 12,578                                 12,578
     Exercise of employee
        stock options          1      1,550                                             1,551
     Tax benefits from
        exercise of stock
        options                       2,426                                             2,426
     Translation adjustment                                                   1             1
                            ----   --------   --------       ------        ----        ------
  BALANCE, JUNE 30, 1996
     (UNAUDITED)            $370   $159,270   $158,211       $   --         $43      $317,894
                            ====   ========   ========       ======         ===      ========

          See Accompanying Notes to Condensed Consolidated Financial Statements

                             TOMMY HILFIGER CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         NOTE 1 - BASIS OF PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by Tommy Hilfiger Corporation (the "Registrant") in a manner consistent with that used in the preparation of the consolidated financial statements included in the Registrant's 1996 Annual Report as filed with the Securities and Exchange Commission on Form 10-K (the "Form 10-K"). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

              Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1997. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

              The financial statements as of and for the three month periods ended June 30, 1996 and 1995 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 1996, as presented, has been prepared from the Consolidated Balance Sheet as of March 31, 1996 included in the Registrant's Form 10-K.

         NOTE 2 - INVENTORIES

              Inventories are summarized as follows:

                                          June 30, 1996    March 31, 1996
                                          -------------    --------------
                   Finished Goods.......   $101,722,000       $80,210,000
                   Raw Materials........      1,296,000         1,218,000
                                           ------------       -----------
                                           $103,018,000       $81,428,000
                                           ============       ===========

         NOTE 3 - SHORT-TERM BORROWINGS

              In July 1996, the Registrant entered into an amended and restated credit agreement (the "Credit Agreement") effective April 1, 1996. The Credit Agreement provides for direct borrowings, bankers acceptances and letters of credit of amounts ranging from $100,000,000 in fiscal 1997 to $150,000,000 in fiscal 1999.
         Available borrowings under the Credit Agreement are subject to the timed increase of availability under the Credit Agreement and are based upon eligible accounts receivable, inventory and open letters of credit. Borrowings under the Credit Agreement are collateralized by substantially all the assets of the Registrant's U.S. operations and accrue interest at varying interest rates.

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the Registrant's Condensed Consolidated Statements of Operations:

         (UNAUDITED)                               THREE MONTHS ENDED
                                                        JUNE 30,
                                                        --------
                                                    1996        1995
                                                    ----        ----

         Net revenue...................................  100.0%    100.0%
         Cost of goods sold............................    53.2      55.2
                                                           ----    ------
         Gross profit..................................    46.8      44.8
         Selling, general and administrative expenses..    32.5      32.8
                                                           ----      ----
         Income from operations........................    14.3      12.0
         Interest expense..............................     0.2        .2
         Investment income.............................     1.3       1.5
                                                            ---      ----
         Income before income taxes....................    15.4      13.3
         Provision for income taxes....................     5.3       4.6
                                                           ----      ----
         Net income....................................    10.1       8.7
                                                           ====       ===

         Three months ended June 30, 1996 compared to three months ended June 30, 1995

              Net revenue increased to $124,129,000 in the first quarter of fiscal 1997 from $89,522,000 in the first quarter of fiscal 1996, an improvement of 34,607,000, or 38.7%. This increase is primarily due to volume increases in each of the Registrant's operating divisions.

              Menswear wholesale sales increased 24.0% to $81,874,000 in the first quarter of fiscal 1997 from $66,036,000 in the corresponding quarter of fiscal 1996. Boyswear wholesale sales increased 40.2% to $12,071,000 in the first quarter of fiscal 1997 from $8,607,000 in the corresponding quarter of fiscal 1996. Wholesale sales have increased due to the continued expansion of the in-store shop program which saw the number of men's in-store shops increase to 911 at June 30, 1996 from 730 at June 30, 1995 and the number of boyswear fixtured areas increase to 918 at June 30, 1996 from 575 at June 30, 1995. Increased sales to existing and new customers and new store locations also contributed to the wholesale revenue increase. During the fall season of fiscal 1996, the Registrant introduced boys' sizes 4 through 7 which also contributed to the increased boyswear sales.

              Net revenue in the Registrant's retail division increased 97.3% to $24,843,000 during the first quarter of fiscal 1997 from $12,589,000 in the first quarter of fiscal 1996. The increase in the number of stores as well as an increase in sales at existing stores contributed to the improved revenue. A total of 49 stores were open as of June 30, 1996 compared to 33 stores as of June 30, 1995.

              Revenue from royalties and buying agency commissions increased 133.2% to $5,341,000 in the first quarter of fiscal 1997 from $2,290,000 in the corresponding quarter of fiscal 1996. This increase reflects the incremental revenue associated with newly licensed products and a general increase in sales of existing licensed products and buying agency services.

              Gross profit as a percentage of net revenue increased to 46.8% in the first quarter of fiscal 1997 from 44.8% in the first quarter of fiscal 1996. The increase is attributable to the relative increase in retail operations and royalties and buying agency commissions, all of which produce higher margins than wholesale operations and an increase in margin of the Registrant's wholesale operations caused primarily by the change in the mix of products sold.

              Selling, general and administrative expenses increased to $40,388,000 in the first quarter of fiscal 1997 from $29,329,000 in the corresponding period of fiscal 1996. The overall increase is primarily due to increased volume related expenses of the Registrant's wholesale and retail operations to support the increased sales volume. In addition, depreciation and amortiza-tion increased due to the greater number of in-store shops and marketing and advertising expense increased to promote brand awareness. As a percentage of net revenue, selling, general and administrative expenses decreased to 32.5% in the first three months of fiscal 1997 from 32.8% in the corresponding period of fiscal 1996. Included in the 1996 amount was a one time charge of $2,350,000 taken by the Registrant to reflect the current cost of a consulting agreement with a former executive. Without this one time charge, selling, general and administrative expenses have increased as a percentage of net revenue due primarily to the continued expansion of the Registrant's retail division which operates at a higher cost structure than its wholesale operations and increased marketing and advertising expense to promote the brand.

              The provision for income taxes decreased to 34.2% of income before taxes in the first quarter of fiscal 1997 from 34.5% in the corresponding period of fiscal 1996. The decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Registrant's earnings are subject.

         LIQUIDITY AND CAPITAL RESOURCES

              The Registrant's primary funding requirements are to finance working capital and the continued growth of its business. Primarily, this includes the purchase of inventory in anticipation of increased sales of the wholesale and retail divisions as well as capital expenditures related to the expansion of the menswear in-store shop and boyswear fixtured area programs and additional retail stores. The Registrant's primary sources of liquidity are cash on hand, cash from operations and available credit.

              As of June 30, 1996, the Registrant had approximately $97,058,000 of cash and cash equivalents, a decrease of $30,685,000 from the year-end balance of approximately $127,743,000. The principal reason for this decrease was the Registrant's purchase of the property which houses its executive offices along with its primary sales, marketing and licensing offices and its main sales and licensees' showrooms for approximately $25,850,000.

              Net cash used in operating activities during the first quarter of fiscal 1997 was $26,000. This amount is primarily made up of an increase in working capital offset, in part, by cash generated from net earnings. The increase in working capital is principally due to a higher inventory level and the satisfaction of year-end liabilities offset by the collection of year-end accounts receivable. The Registrant's inventories increased 26.5% to $103,018,000 at June 30, 1996 from $81,428,000 at March 31,
         1996. Higher inventory levels at June 30, 1996 were attributable to a planned build-up of inventory in anticipation of the fall and holiday seasons of fiscal 1997 and increased retail division inventory due to the greater number of stores, as well as an increase in its core inventory to meet the demands of its replenishment business. A detailed analysis of the changes in cash and cash equivalents is presented in the Consolidated Statements of Cash Flows.

              Capital expenditures were $36,772,000 for the three months ended June 30, 1996, compared with $6,196,000 for the three months ended June 30, 1995. The increase in capital expenditures is primarily related to the purchase of the property mentioned above as well as the expansion of the Registrant's in-store shop and fixtured area programs. The Registrant installed 91 menswear in-store shops and boyswear fixtured areas during the three months ended June 30, 1996 and 161 menswear in-store shops and boyswear fixtured areas during the corresponding period in fiscal 1996.

              In July 1996, the Registrant entered into an amended and restated revolving credit agreement (the "Credit Agreement") effective April 1, 1996. The Credit Agreement, which expires in June 1999, provides for direct borrowings, bankers acceptances and letters of credit of amounts ranging from $100,000,000 in fiscal 1997 to $150,000,000 in fiscal 1999. Available borrowings under the Credit Agreement are subject to the timed increase of availability under the Credit Agreement and are based upon eligible accounts receivable, inventory and open letters of credit. As of June 30, 1996, $100,000,000 was available for utilization under the Credit Agreement, of which $55,960,000 had been used to open letters of credit. Obligations under the Credit Agreement are collateralized by substantially all the assets of the Registrant's U.S. operations. Direct borrowings under the Credit Agreement, which were limited to $60,000,000 as of June 30, 1996, accrue interest at varying interest rates.

              At June 30, 1996, total short-term borrowings of $15,961,000 consisted of $6,700,000 of borrowings under the credit agreement, open letters of credit for inventory purchased of $8,986,000 and the current portion of mortgage debt payable of $275,000. Additionally, at June 30, 1996, Tommy Hilfiger U.S.A., Inc. ("TH USA"), a wholly owned subsidiary of the Registrant, was contingently liable for unexpired bank letters of credit of $46,974,000 related to commitments of TH USA to suppliers for the purchase of inventories.

              The Credit Agreement contains various covenants and, among other matters, includes certain restrictions upon capital expenditures, investments, indebtedness, loans and advances and transactions with related parties. In addition, the Credit Agreement prohibits certain of the Registrant's operating subsidiaries which are borrowers or guarantors under the Credit Agreement from paying any dividends. Such dividend restrictions are not expected to have an adverse impact on the Registrant. The Credit Agreement also requires the maintenance of minimum tangible net worth and interest coverage ratios. The Registrant was in compliance with all covenants under the Credit Agreement as of, and for the period ended, June 30, 1996.

              The Registrant intends to fund its cash requirements for fiscal 1997 and future years from available cash balances, internally generated funds and borrowings available under the Credit Agreement. The Registrant believes that these resources will be sufficient to fund its cash requirements for such periods.

                                       PART II


         ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.  Material Contracts

                (a) License Agreement dated June 24, 1996 between Tommy Hilfiger Licensing, Inc. and Novel - ITC Licensing Limited. Portions of this exhibit have been omitted and are the subject of a request made to the Securities and Exchange Commission for confidential treatment.

                (b) Amended and Restated Credit Agreement dated as of July 11, 1996 among Tommy Hilfiger U.S.A., Inc. and Tommy Hilfiger Retail, Inc., as Borrowers, Tommy Hilfiger Corporation, Tommy Hilfiger (Eastern Hemisphere) Limited, Tommy Hilfiger (HK) Limited, Tommy Hilfiger Licensing, Inc., Tommy Hilfiger Nippon Co., Limited and Tommy Hilfiger Womenswear, Inc., as Guarantors, Chemical Bank, as Administrative Agent, and the Lenders named therein.

              11.  Computation of Net Income Per Ordinary Share

         (b)  Reports on Form 8-K

              The Registrant did not file any Current Reports on Form 8-K during the three months ended June 30, 1996.

                                     SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                       Tommy Hilfiger Corporation


         Date:  August 7, 1996         By: /s/Joel J. Horowitz
                                              Joel J. Horowitz
                                              Chief Executive Officer and
                                              President
                                              Tommy Hilfiger Corporation


         Date:  August 7, 1996         By: /s/Steven A. Sorrillo
                                              Steven A. Sorrillo
                                              Principal Accounting Officer
                                              Tommy Hilfiger Corporation

                                    EXHIBIT INDEX


         Exhibit                                                     Page
         Number                   Description                        Number
         -------                                                     ------
         10(a)    License Agreement dated June 24, 1996 between
                  Tommy Hilfiger Licensing, Inc. and Novel - ITC
                  Licensing Limited. Portions of this exhibit have been omitted and are the subject of a request made to the Securities and Exchange
                  Commission for confidential treatment.

         10(b) Amended and Restated Credit Agreement dated as of July 11, 1996 among Tommy Hilfiger U.S.A., Inc. and Tommy Hilfiger Retail, Inc., as Borrowers, Tommy Hilfiger Corporation, Tommy Hilfiger (Eastern Hemisphere) Limited, Tommy Hilfiger (HK) Limited, Tommy Hilfiger Licensing, Inc., Tommy Hilfiger Nippon Co., Limited and Tommy Hilfiger Womenswear, Inc., as Guarantors, Chemical Bank, as Administrative Agent, and the Lenders named therein.


         11.      Computation of Net Income Per Ordinary Share.