Form 10-Q/A
period 1996-06-30
HILFIGER TOMMY CORP
filed 1996-10-18
CIK 888747

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-Q/A
                                 (Amendment No. 1)

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


   ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, OUTSTANDING AS OF SEPTEMBER 17, 1996: 37,048,679







                                       PART II


         ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

         Item 6(a) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is hereby amended by adding
         Exhibit 27, "Financial Data Schedule", thereto.

         (a)  Exhibits

              10.  Material Contracts

                (a) License Agreement dated June 24, 1996 between Tommy Hilfiger Licensing, Inc. and Novel - ITC Licensing Limited. Portions of this exhibit have been omitted and are the subject of a request made to the Securities and Exchange Commission for confidential treatment.*

                (b) Amended and Restated Credit Agreement dated as of July 11, 1996 among Tommy Hilfiger U.S.A., Inc. and Tommy Hilfiger Retail, Inc., as Borrowers, Tommy Hilfiger Corporation, Tommy Hilfiger (Eastern Hemisphere) Limited, Tommy Hilfiger (HK) Limited, Tommy Hilfiger Licensing, Inc., Tommy Hilfiger Nippon Co., Limited and Tommy Hilfiger Womenswear, Inc., as Guarantors, Chemical Bank, as Administrative Agent, and the Lenders named therein.*

              11.  Computation of Net Income Per Ordinary Share.*

              27.  Financial Data Schedule.**










         ______________________
         *Previously filed.

         **Filed herewith.







                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                       Tommy Hilfiger Corporation


         Date:  October 18, 1996       By: /s/ Benjamin M.T. Ng
                                               Benjamin M.T. Ng
                                               Executive Vice President
                                                 -- Corporate Finance







                                    EXHIBIT INDEX


         Exhibit                                                     Page
         Number                   Description                        Number
         -------                                                     ------
         10(a)    License Agreement dated June 24, 1996 between
                  Tommy Hilfiger Licensing, Inc. and Novel - ITC
                  Licensing Limited. Portions of this exhibit have been omitted and are the subject of a request made to the Securities and Exchange
                  Commission for confidential treatment.*

         10(b) Amended and Restated Credit Agreement dated as of July 11, 1996 among Tommy Hilfiger U.S.A., Inc. and Tommy Hilfiger Retail, Inc., as Borrowers, Tommy Hilfiger Corporation, Tommy Hilfiger (Eastern Hemisphere) Limited, Tommy Hilfiger (HK) Limited, Tommy Hilfiger Licensing, Inc., Tommy Hilfiger Nippon Co., Limited and Tommy Hilfiger Womenswear, Inc., as Guarantors, Chemical Bank, as Administrative Agent, and the Lenders named therein.*


         11.      Computation of Net Income Per Ordinary Share.*


         27.      Financial Data Schedule.**














         ______________________
         *Previously filed.

         **Filed herewith.