Form 10-Q
period 1996-09-30
HILFIGER TOMMY CORP
filed 1996-11-06
CIK 888747

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

               [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                           COMMISSION FILE NUMBER 1-11226

                             TOMMY HILFIGER CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           BRITISH VIRGIN ISLANDS                   NOT APPLICABLE
        (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER
        OF INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

                          6/F, PRECIOUS INDUSTRIAL CENTRE,
              18 CHEUNG YUE STREET, CHEUNG SHA WAN, KOWLOON, HONG KONG
                      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                    852-2745-7798
                           (REGISTRANT'S TELEPHONE NUMBER,
                                INCLUDING AREA CODE)

       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL RE-PORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                                      YES  X    NO_____

       ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, OUTSTANDING AS OF SEPTEM-BER 30, 1996: 37,048,679






                           TOMMY HILFIGER CORPORATION
                               INDEX TO FORM 10-Q
                               September 30, 1996


  PART I - FINANCIAL INFORMATION                                         Page

  Item 1  Financial Statements

          Condensed Consolidated Balance Sheets as of September 30,
            1996 and March 31, 1996.....................................    3

          Condensed Consolidated Statements of Operations for the
            six months ended September 30, 1996 and 1995 and the
            three months ended September 30, 1996 and 1995..............    4

          Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 1996 and 1995.....................    5

          Condensed Consolidated Statement of Changes in Shareholders'
            Equity for the six months ended September 30, 1996 and the
            year ended March 31, 1996...................................    6

          Notes to Condensed Consolidated Financial Statements..........    7

  Item 2  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    8

  PART II - OTHER INFORMATION

  Item 1  Legal Proceedings.............................................   12
  Item 4  Submission of Matters to a Vote of Security Holders...........   12
  Item 6  Exhibits and Reports on Form 8-K..............................   13

  Signatures............................................................   14

                                                               PART I
   ITEM 1 - FINANCIAL STATEMENTS

                                                     TOMMY HILFIGER CORPORATION
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)


   (UNAUDITED)                                                                            AS OF SEPTEMBER 30,   AS OF MARCH 31,
                                                                                                 1996                1996
   ASSETS
   Current assets
        Cash and cash equivalents.......................................................     $ 97,333            $127,743
        Accounts receivable.............................................................       79,925              68,402
        Inventories.....................................................................      103,288              81,428
        Other current assets............................................................       15,181              13,484
                                                                                             --------            --------

          Total current assets..........................................................      295,727             291,057

   Property and equipment, at cost, less accumulated
        depreciation and amortization...................................................       98,125              57,845
   Other assets.........................................................................        7,298               9,720
                                                                                             --------            --------

          Total Assets..................................................................     $401,150            $358,622
                                                                                             ========            ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
        Short-term borrowings...........................................................     $  8,979            $ 13,755
        Accounts payable................................................................        7,074               9,454
        Accrued expenses and other current liabilities..................................       38,513              29,409
                                                                                             --------            --------

              Total current liabilities.................................................       54,566              52,618

   Other liabilities....................................................................        2,237               2,877
   Long-term debt.......................................................................        1,651               1,789

   Shareholders' equity
        Preference Shares, $0.01 par value-shares authorized 5,000,000;
          none issued...................................................................           --                  --
        Ordinary Shares, $0.01 par value-shares authorized 50,000,000;
          issued and outstanding 37,048,679 and 36,879,924, respectively................          370                 369
        Capital in excess of par value..................................................      159,976             155,294
        Retained earnings...............................................................      182,301             145,633
        Cumulative translation adjustment...............................................           49                  42
                                                                                             --------            --------

              Total shareholders' equity................................................      342,696             301,338
                                                                                             --------            --------

   Commitments and contingencies

              Total Liabilities and Shareholders' Equity................................     $401,150            $358,622
                                                                                             ========            ========

                               See Accompanying Notes to Condensed Consolidated Financial Statements

                                                     TOMMY HILFIGER CORPORATION
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

   (UNAUDITED)                                                           FOR THE SIX MONTHS ENDED    FOR THE THREE MONTHS ENDED
                                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                                            1996         1995            1996          1995
   Net revenue........................................................    $303,036     $221,487        $178,907      $131,965
   Cost of goods sold.................................................     157,986      121,239          91,976        71,793
                                                                          --------     --------        --------      --------

   Gross profit.......................................................     145,050      100,248          86,931        60,172
   Selling, general and administrative expenses.......................      92,184       62,510          51,796        33,181
                                                                          --------     --------        --------      --------


   Income from operations.............................................      52,866       37,738          35,135        26,991
   Interest expense...................................................         544          631             341           432
   Interest income....................................................       2,984        2,732           1,396         1,385
                                                                          --------     --------        --------      --------

   Income before income taxes.........................................      55,306       39,839          36,190        27,944
   Provision for income taxes.........................................      18,638       13,846          12,100         9,740
                                                                          --------     --------        --------      --------

   Net income.........................................................    $ 36,668     $ 25,993        $ 24,090      $ 18,204
                                                                          ========     ========        ========      ========

   Earnings per share:
   Earnings per share and share equivalents...........................    $    .97     $    .70        $    .63      $    .49
                                                                          ========     ========        ========      ========

   Weighted average shares and share equivalents outstanding..........      37,742       36,951          37,984        37,165
                                                                          ========     ========        ========      ========

                               See Accompanying Notes to Condensed Consolidated Financial Statements

                                                     TOMMY HILFIGER CORPORATION
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)



   (UNAUDITED)                                                                                         FOR THE SIX MONTHS ENDED
                                                                                                             SEPTEMBER 30,
                                                                                                          1996         1995
   Cash flows from operating activities
     Net income................................................................................         $36,668       $25,993
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation and amortization.........................................................           9,189         6,459
         Deferred income taxes.................................................................              --          (366)
         Stock compensation expense............................................................              --            60
         Changes in operating assets and liabilities
           (Increase) decrease in assets
             Accounts receivable...............................................................         (11,523)      (14,956)
             Inventories.......................................................................         (21,860)      (31,324)
             Other assets......................................................................             437        (2,961)
           Increase (decrease) in liabilities
             Accounts payable..................................................................          (2,410)       12,604
             Accrued expenses and other liabilities............................................           8,494         7,427
                                                                                                        -------       -------
         Net cash provided by operating activities.............................................          18,995         2,936
                                                                                                        -------       -------

   Cash flows from investing activities
     Purchases of property and equipment.......................................................         (49,181)      (13,248)
     Purchases of investments..................................................................              --       (92,084)
     Maturities and sales of investments.......................................................              --        50,214
                                                                                                        -------       -------
         Net cash used in investing activities.................................................         (49,181)      (55,118)
                                                                                                        -------       -------

   Cash flows from financing activities
     Proceeds from the exercise of employee stock options......................................           1,786         3,248
     Tax benefit from exercise of stock options................................................           2,897         2,488
     Short-term bank borrowings................................................................          (4,776)       17,031
     Payments on long-term debt................................................................            (138)         (138)
     Other.....................................................................................               7             2
                                                                                                        -------       -------
         Net cash (used in) provided by financing activities...................................            (224)       22,631
                                                                                                        -------       -------

         Net decrease in cash..................................................................         (30,410)      (29,551)
   Cash and cash equivalents, beginning of period..............................................         127,743        35,817
                                                                                                        -------       -------

   Cash and cash equivalents, end of period....................................................         $97,333       $ 6,266
                                                                                                        =======       =======

                               See Accompanying Notes to Condensed Consolidated Financial Statements

                                                     TOMMY HILFIGER CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                           (IN THOUSANDS)

                                                                CAPITAL IN
                                                                  EXCESS                UNEARNED    CUMULATIVE       TOTAL
                                                      ORDINARY    OF PAR    RETAINED      STOCK     TRANSLATION  SHAREHOLDERS'
                                                       SHARES      VALUE    EARNINGS  COMPENSATION  ADJUSTMENT      EQUITY
   BALANCE, MARCH 31, 1995                              $352     $124,859    $84,133     ($350)         $30       $209,024
      Net income....................................                          61,500                                61,500
      Exercise of employee stock options............      17       13,010                                           13,027
      Tax benefits from exercise of stock
         options....................................               17,715                                           17,715
      Amortization of unearned stock
         compensation...............................                 (290)                 350                          60
      Translation adjustment........................                                                     12             12
                                                        ----     --------    -------     -----          ---       --------
   BALANCE, MARCH 31, 1996                               369      155,294    145,633        --           42        301,338
      Net income....................................                          36,668                                36,668
      Exercise of employee stock options............       1        1,785                                            1,786
      Tax benefits from exercise of stock
         options....................................                2,897                                            2,897
      Translation adjustment........................                                                      7              7
                                                        ----     --------    -------     -----          ---       --------
   BALANCE, SEPTEMBER 30, 1996 (UNAUDITED)              $370     $159,976   $182,301     $  --          $49       $342,696
                                                        ====     ========    =======     =====          ===       ========


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

              Operating results for the six month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1997. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

              The financial statements as of and for the six month and the three month periods ended September 30, 1996 and 1995 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 1996, as presented, has been prepared from the Consolidated Balance Sheet as of March 31, 1996 included in the Registrant's Form 10-K.

         NOTE 2 - INVENTORIES

              Inventories are summarized as follows:

                                    September 30, 1996   March 31, 1996
              Finished Goods.......     $101,774,000       $80,210,000
              Raw Materials........        1,514,000         1,218,000
                                        ------------       -----------
                                        $103,288,000       $81,428,000
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

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results of Operations

   The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the Registrant's Condensed Consolidated Statements of Operations:

                                                                                       SIX MONTHS ENDED     THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,         SEPTEMBER 30,

                                                                                       1996        1995      1996        1995
   Net revenue......................................................................   100.0%      100.0%    100.0%      100.0%
   Cost of goods sold...............................................................    52.1        54.7      51.4        54.4
                                                                                        ----        ----      ----        ----

   Gross profit.....................................................................    47.9        45.3      48.6        45.6
   Selling, general and administrative expenses.....................................    30.4        28.2      29.0        25.1
                                                                                        ----        ----      ----        ----


   Income from operations...........................................................    17.5        17.1      19.6        20.5
   Interest expense.................................................................      .2          .3        .2          .3
   Interest income..................................................................     1.0         1.2        .8         1.0
                                                                                        ----        ----      ----        ----

   Income before income taxes.......................................................    18.3        18.0      20.2        21.2
   Provision for income taxes.......................................................     6.2         6.3       6.7         7.4
                                                                                        ----        ----      ----        ----


   Net income.......................................................................    12.1        11.7      13.5        13.8
                                                                                        ====        ====      ====        ====

                       Six months ended September 30, 1996
                 compared to six months ended September 30, 1995

              The Registrant's net revenue has increased $81,549,000, or 36.8%, to $303,036,000 during the six months ended September 30, 1996 from $221,487,000 during the six months ended
         September 30, 1995. This improvement is principally due to volume increases in each of the Registrant's operating divisions.

              Wholesale net revenue has increased to $222,878,000 in the first six months of fiscal 1997 from $180,193,000 in the corresponding period of fiscal 1996, an improvement of $42,685,000 or 23.7%. This increase includes an increase in menswear wholesale sales of 22.5% to $190,300,000 in the first six months of fiscal 1997 from $155,301,000 in the corresponding period of fiscal 1996 and an increase in boyswear wholesale sales of 30.9% to $32,578,000 in the first six months of fiscal 1997 from $24,892,000 in the corresponding period of fiscal 1996. These increases are primarily due to the opening of new in-store shops and fixtured areas, as well as the expansion of certain existing shops. In addition, the Registrant has introduced its New Generation shops which are substantially larger, and feature more distinctive fixtures and lifestyle image panels, than the standard in-store shops. The number of mens's in-store shops has increased to 977, including 21 New Generation shops, at September 30, 1996 from 799 at September 30, 1995, while the number of boyswear fixtured areas has increased to 952 at September 30, 1996 from 783 as of September 30, 1995. Increased sales to existing and new customers and new store locations also resulted in increased wholesale revenue. During the fall season of fiscal 1996, the Registrant introduced boys' sizes four through seven which also contributed to the increased boyswear sales.

              Net revenue in the Registrant's retail division increased 90.5% to $67,966,000 in the first six months of fiscal 1997 from $35,685,000 in the corresponding period of fiscal 1996. The increase in the number of stores as well as an increase in sales at existing stores contributed to the increased revenue. The total number of retail stores open as of September 30, 1996 and 1995 were 52 and 38, respectively.

              Net revenue from royalties and buying agency commissions increased 117.4% to $12,192,000 during the six months ended September 30, 1996 from $5,609,000 during the six months ended September 30, 1995. This increase reflects the incremental revenue associated with newly licensed products and a general increase in sales of existing licensed products and buying agency services.


              Gross profit has improved to 47.9% of net revenue in the first six months of fiscal 1997 from 45.3% of net revenue in the first six months of fiscal 1996. This increase is attributable to the relative increase in retail operations and royalties and buying agency commissions, all of which produce higher margins than wholesale operations and an increase in wholesale margin which was primarily the result of the change in product mix.

              As a percentage of net revenue, selling, general and administrative expenses have increased to 30.4% in the first six months of fiscal 1997 from 28.2% in the corresponding period of fiscal 1996. This increased percentage is due to an increase in marketing and advertising expense to promote and enhance the brand name and the image of the Registrants products. Selling, general and administrative expenses increased to $92,184,000 in the first six months of fiscal 1997 from $62,510,000 in the corresponding period of fiscal 1996. This increase is principally due to increased volume related expenses to support the higher revenue and the increased marketing and advertising expense mentioned above. In addition, depreciation and amortization has increased due to the greater number of in-store shops, fixtured areas and retail stores.

              The provision for taxes decreased to 33.7% of income before taxes in the six months ended September 30, 1996 from 34.8% in the six months ended September 30, 1995. The decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Registrant's earnings are subject.

                      Three months ended September 30, 1996
                compared to three months ended September 30, 1995

              Net revenue increased to $178,907,000 in the second quarter of fiscal 1997 from $131,965,000 in the second quarter of fiscal 1996, an improvement of $46,942,000, or 35.6%. This increase is primarily due to volume increases in each of the Registrant's operating divisions.

              Menswear wholesale sales increased 21.4% to $108,407,000 in the second quarter of fiscal 1997 from $89,265,000 in the corresponding quarter of fiscal 1996. Boyswear wholesale sales increased 26.0% to $20,526,000 in the second quarter of fiscal 1997 from $16,285,000 in the corresponding quarter of fiscal 1996. Wholesale sales have increased due to the continued expansion of the in-store shop program which saw the number of men's in-store shops increase to 977, including 21 New Generation shops, at September 30, 1996 from 799 at September 30, 1995, and the number of boyswear fixtured areas increase to 952 at September 30, 1996 from 783 at September 30, 1995. In addition to installations of new shops, the Registrant has expanded certain shops which were previously open. Increased sales to existing and new customers and new store locations also contributed to the wholesale revenue increase.

              Net revenue in the Registrant's retail division increased 86.7% to $43,123,000 during the second quarter of fiscal 1997 from $23,096,000 in the second quarter of fiscal 1996. The increase in the number of stores as well as an increase in sales at existing stores contributed to the improved revenue. A total of 52 stores were open as of September 30, 1996 compared to 38 stores as of September 30, 1995.

              Revenue from royalties and buying agency commissions increased 106.4% to $6,851,000 in the second quarter of fiscal 1997 from $3,319,000 in the corresponding quarter of fiscal 1996. This increase reflects the incremental revenue associated with newly licensed products and a general increase in sales of existing licensed products and buying agency services.

              Gross profit as a percentage of net revenue increased to 48.6% in the second quarter of fiscal 1997 from 45.6% in the second quarter of fiscal 1996. The increase is attributable to the relative increase in retail operations and royalties and buying agency commissions, all of which produce higher margins than wholesale operations, and an increase in margin of the Registrant's wholesale operations caused primarily by the change in the mix of products sold.

              As a percentage of net revenue, selling, general and administrative expenses increased to 29.0% in the second quarter of fiscal 1997 from 25.1% in the corresponding period of fiscal 1996. Selling, general and administrative expenses have increased as a percentage of net revenue due primarily to increased marketing and advertising expense to promote the brand. Selling, general and administrative expenses increased to $51,796,000 in the second quarter of fiscal 1997 from $33,181,000 in the corresponding period of fiscal 1996. This increase is principally due to increased volume related expenses to support the higher revenue and the increased marketing and advertising expense mentioned above. In addition, depreciation and amortization has increased due to the greater number of in-store shops, fixtured areas and retail stores.

              The provision for income taxes decreased to 33.4% of income before taxes in the second quarter of fiscal 1997 from 34.9% in the corresponding period of fiscal 1996. The decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Registrant's earnings are subject.

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

              As of September 30, 1996, the Registrant had approximately $97,333,000 of cash and cash equivalents, a decrease of $30,410,000 from the year-end balance of approximately $127,743,000. The principal reason for this decrease was the Registrant's purchase of the property which houses its executive offices along with its primary sales, marketing and licensing offices and its main sales and licensees' showrooms for approximately $25,875,000.

              Net cash from operating activities during the first six months of fiscal 1997 was $18,995,000. This amount is primarily made up of cash generated from net earnings offset, in part, by an increase in working capital. The increase in working capital is principally due to a higher inventory level which increased 26.8% to $103,288,000 at September 30, 1996 from $81,428,000 at March 31, 1996. Higher inventory levels at September 30, 1996 were attributable to a planned build-up of inventory in anticipation of the holiday season of fiscal 1997 and increased retail division inventory due to the greater number of stores, as well as an increase in its core inventory to meet the demands of its replenishment business. Also contributing to the increased working capital is an increase of $11,523,000 in accounts receivable. This increase is a result of the timing of the Registrant's revenue which is higher in the second fiscal quarter. A detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

              Capital expenditures were $49,181,000 for the six months ended September 30, 1996, compared with $13,248,000 for the six months ended September 30, 1995. The increase in capital expenditures is primarily related to the purchase of the property mentioned above as well as the expansion of the Registrant's in-store shop and fixtured area programs. The Registrant has continued to install new in-store shops and fixtured areas, including several New Generation shops, as well as expand certain in-store shops and fixtured areas which were previously open. The Registrant installed 191 menswear in-store shops and boyswear fixtured areas during the six months ended September 30, 1996 and 438 menswear in-store shops and boyswear fixtured areas during the corresponding period in fiscal 1996.

              In July 1996, the Registrant entered into an amended and restated revolving credit agreement (the "Credit Agreement") effective April 1, 1996. The Credit Agreement, which expires in June 1999, provides for direct borrowings, bankers acceptances and letters of credit of amounts ranging from $100,000,000 in fiscal 1997 to $150,000,000 in fiscal 1999.
         Available borrowings under the Credit Agreement are subject to the timed increase of availability under the Credit Agreement and are based upon eligible accounts receivable, inventory and open letters of credit. As of September 30, 1996, $100,000,000 was available for utilization under the Credit Agreement, of which $67,234,000 had been used to open letters of credit. Obligations under the Credit Agreement are collateralized by substantially all the assets of the Registrant's U.S. operations. Direct borrowings under the Credit Agreement, which were limited to $60,000,000 as of September 30, 1996, accrue interest at varying interest rates.

              At September 30, 1996, total short-term borrowings of $8,979,000 consisted of open letters of credit for inventory purchased of $8,704,000 and the current portion of mortgage debt payable of $275,000. Additionally, at September 30, 1996, Tommy Hilfiger U.S.A., Inc. ("TH USA"), a wholly owned subsidiary of the Registrant, was contingently liable for unexpired bank letters of credit of $58,530,000 related to commitments of TH USA to suppliers for the purchase of inventories.

              The Credit Agreement contains various covenants and, among other matters, includes certain restrictions upon capital expenditures, investments, indebtedness, loans and advances and transactions with related parties. In addition, the Credit Agreement prohibits certain of the Registrant's operating subsidiaries which are borrowers or guarantors under the Credit Agreement from paying any dividends. Such dividend restrictions are not expected to have an adverse impact on the Registrant. The Credit Agreement also requires the maintenance of minimum tangible net worth and interest coverage ratios.
         The Registrant was in compliance with all covenants under the Credit Agreement as of, and for the period ended, September 30, 1996.

              The Registrant intends to fund its cash requirements for fiscal 1997 and future years from available cash balances, internally generated funds and borrowings available under the Credit Agreement. The Registrant believes that these resources will be sufficient to fund its cash requirements for such periods.

                                     PART II

         ITEM 1 - LEGAL PROCEEDINGS

              The Registrant is party to an arbitration proceeding, brought before the American Arbitration Association by Ashear Bros. Co., Inc. ("Ashear"), relating the alleged wrongful termination by the Registrant of a licensing agreement with Ashear for handkerchiefs, scarves, mufflers, gloves and umbrellas. The proceeding was instituted in November 1995 and initially sought an unspecified amount of damages for lost profits. In July 1996, Ashear amended the arbitration proceedings to claim damages of $35,000,000. The Registrant believes that Ashear's allegations are without merit and intends to vigorously defend against this proceeding. Although the outcome of any such proceeding cannot be determined with certainty, the Registrant believes that the final outcome of this proceeding should not have a material adverse effect on the Registrant's results of operations or financial position.


         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On November 1, 1996, the Registrant held its Annual
         Meeting of Shareholders at Little Dix Resort located in Virgin Gorda, British Virgin Islands.

              The following matters were voted upon at the meeting:


              (i) the election of three directors to the Board of Directors of the Registrant for a term to expire at the 1999 Annual Meeting of Shareholders;

              (ii) a proposal to amend the Registrant's Stock Option Plans to increase by 500,000 the number of Ordinary Shares, par value $.01 per share, of the Registrant authorized for issuance under the Stock Option Plans of the Registrant and its subsidiaries; and

              (iii)  a proposal to ratify the selection of Price
              Waterhouse LLP as the Registrant's auditors for the fiscal year ending March 31, 1997.

              With respect to the election of the directors, the following votes were cast:


              Nominee              For          Withheld Authority
              Silas K.F. Chou      33,932,920   402,070
              Thomas J. Hilfiger   33,962,346   372,644
              Joseph M. Adamko     34,038,106   296,884

              With respect to the amendment to the Registrant's Stock Option Plans, a total of 25,496,086 votes were cast in favor of the proposal, 8,660,373 votes were cast against and 83,086 votes abstained. There were 95,445 broker non-votes with respect to this proposal.

              With respect to the approval of Price Waterhouse LLP as auditors, a total of 34,260,034 votes were cast in favor of the proposal, 9,929 votes were cast against and 65,027 votes abstained.

              There were a total of 37,048,679 shares entitled to vote, in person or by proxy, at the meeting. A total of 2,713,689 shares did not vote.

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              11.  Computation of Net Income Per Ordinary Share

              27.  Financial Data Schedule

         (b)  Reports on Form 8-K

                   The Registrant did not file any Current Reports on
              Form 8-K during the three months ended September 30, 1996.

                                    SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                    Tommy Hilfiger Corporation


         Date:  November 6, 1996    By: /s/ Joel J. Horowitz
                                            Joel J. Horowitz
                                            Chief Executive Officer
                                              and President
                                            Tommy Hilfiger Corporation

         Date:  November 6, 1996    By: /s/ Steven A. Sorrillo
                                            Steven A. Sorrillo
                                            Principal Accounting Officer
                                            Tommy Hilfiger Corporation

                                    EXHIBIT INDEX


         Exhibit                                                    Page
         Number    Description                                      Number


           11.     Computation of Net Income Per Ordinary Share.

           27.     Financial Data Schedule
