Form 10-Q
period 1996-12-31
HILFIGER TOMMY CORP
filed 1997-02-07
CIK 888747

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

             [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

    ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, OUTSTANDING AS OF DECEMBER 31, 1996: 37,156,029





                            TOMMY HILFIGER CORPORATION
                                INDEX TO FORM 10-Q
                                December 31, 1996


         PART I - FINANCIAL INFORMATION                             Page

         Item 1  Financial Statements

                 Condensed Consolidated Balance Sheets
                 as of December 31, 1996 and
                 March 31, 1996...................................    3

                 Condensed Consolidated Statements of Operations
                 or the nine months ended December 31, 1996 and
                 1995 and the three months ended December 31,
                 1996 and 1995....................................    5

                 Condensed Consolidated Statements of Cash Flows
                 for the nine months ended December 31, 1996 and
                 1995.............................................    6

                 Condensed Consolidated Statement of Changes in
                 Shareholders' Equity for the nine months
                 ended December 31, 1996 and the year ended
                 March 31, 1996...................................    8

                 Notes to Condensed Consolidated Financial
                 Statements.......................................    9

         Item 2  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..............   11


         PART II - OTHER INFORMATION

         Item 1  Legal Proceedings................................   17
         Item 6  Exhibits and Reports on Form 8-K.................   17

         Signatures...............................................   18

                                  PART I

  ITEM 1 - FINANCIAL STATEMENTS

                        TOMMY HILFIGER CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE DATA)

  (UNAUDITED)                               AS OF DECEMBER 31,  AS OF MARCH 31,
                                                   1996              1996
                                                   ----              ----
  ASSETS
  Current assets
      Cash and cash equivalents................  $119,659          $127,743
      Accounts receivable......................    70,464            68,402
      Inventories..............................   112,079            81,428
      Other current assets.....................    13,109            13,484
                                                 --------          --------
          Total current assets.................   315,311           291,057

  Property and equipment, at cost, less
    accumulated depreciation and amortization..   107,531            57,845
  Other assets.................................     6,962             9,720
                                                 --------          --------
          Total Assets.........................  $429,804          $358,622
                                                 ========          ========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
      Short-term borrowings....................  $  5,301          $ 13,755
      Accounts payable.........................     6,566             9,454
      Accrued expenses and other current
        liabilities............................    41,492            29,409
                                                 --------          --------
          Total current liabilities............    53,359            52,618

  Other liabilities............................     2,083             2,877
  Long-term debt...............................     1,581             1,789

  Shareholders' equity
      Preference Shares, $0.01 par value-shares
        authorized 5,000,000; none issued......                          --
      Ordinary Shares, $0.01 par value-shares
        authorized 50,000,000; issued and
        outstanding 37,156,029 and 36,879,924,
        respectively...........................       371               369
      Capital in excess of par value...........   162,656           155,294
      Retained earnings........................   209,698           145,633
      Cumulative translation adjustment........        56                42
                                                 --------          --------
          Total shareholders' equity...........   372,781           301,338
                                                 --------          --------








  Commitments and contingencies

          Total Liabilities and Shareholders'
           Equity..............................  $429,804          $358,622
                                                 ========          ========

       See Accompanying Notes to Condensed Consolidated Financial Statements

                            TOMMY HILFIGER CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  (UNAUDITED)                   FOR THE NINE MONTHS    FOR THE THREE MONTHS
                                ENDED DECEMBER 31,      ENDED DECEMBER 31,
                                -------------------    --------------------
                                     1996     1995       1996     1995
                                     ----     ----       ----     ----
  Net revenue.................... $491,235 $351,988  $188,199 $130,501
  Cost of goods sold.............  255,954  193,077    97,968   71,838
                                  -------- --------  -------- --------
  Gross profit...................  235,281  158,911    90,231   58,663
  Selling, general and
    administrative expenses......  141,145   95,892    48,961   33,382
                                  -------- --------  -------- --------
  Income from operations.........   94,136   63,019    41,270   25,281
  Interest expense...............      679      848       135      217
  Investment income..............   (4,539)  (4,235)   (1,555)  (1,503)
                                  -------- --------  -------- --------
  Income before income taxes.....   97,996   66,406    42,690   26,567
  Provision for income taxes.....   33,931   22,828    15,293    8,982
                                  -------- --------  -------- --------
  Net income..................... $ 64,065 $ 43,578  $ 27,397 $ 17,585
                                  ======== ========  ======== ========


  Earnings per share:
  Earnings per share and share
    equivalents..................    $1.69  $  1.17    $  .72   $  .47
                                     =====  =======    ======   ======

  Weighted average shares and
    share equivalents
    outstanding..................   37,838   37,124    38,031   37,471
                                    ======   ======    ======   ======


    See Accompanying Notes to Condensed Consolidated Financial Statements

                          TOMMY HILFIGER CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

  (UNAUDITED)                                        FOR THE NINE MONTHS
                                                     ENDED DECEMBER 31,
                                                     -------------------
                                                     1996         1995
                                                     ----         ----
  Cash flows from operating activities
    Net income..................................  $64,065      $43,578
    Adjustments to reconcile net income to net
      cash provided by operating activities
        Depreciation and amortization...........   14,968       10,054
        Deferred income taxes...................       --         (366)
        Stock compensation expense..............       --           60
        Changes in operating assets and liabilities
          Decrease (increase) in assets
             Accounts receivable................   (2,062)      (3,312)
             Inventories........................  (30,651)     (27,896)
             Prepaid expenses and other assets..    2,701       (4,126)
          Increase (decrease) in liabilities
             Accounts payable...................   (2,888)         684
             Accrued expenses and other
               liabilities......................   11,290        8,170
                                                 --------     --------
      Net cash provided by operating
        activities..............................   57,423       26,846
                                                 --------     --------
  Cash flows from investing activities
    Purchases of property and equipment.........  (64,222)     (19,308)
    Purchases of investments....................       --     (101,138)
    Maturities and sales of investments.........       --       50,214
                                                 --------     --------
        Net cash used in investing activities...  (64,222)     (70,232)
                                                 --------     --------
  Cash flows from financing activities
    Proceeds from the exercise of employee stock
      options...................................    3,051        7,276
    Tax benefit from exercise of stock options..    4,312        8,297
    Short-term bank borrowings..................   (8,454)         787
    Payments on long-term debt..................     (208)        (206)
      Other.....................................        14           3
                                                 --------     --------
        Net cash (used in) provided by financing
          activities............................   (1,285)      16,157
                                                 --------     --------

        Net decrease in cash....................   (8,084)     (27,229)
  Cash and cash equivalents, beginning of
    period......................................  127,743       35,817
                                                 --------     --------







  Cash and cash equivalents, end of period...... $119,659     $  8,588
                                                 ========     ========


       See Accompanying Notes to Condensed Consolidated Financial Statements

                             TOMMY HILFIGER CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (IN THOUSANDS)

                                                  CAPITAL IN
                                                    EXCESS                   UNEARNED     CUMULATIVE       TOTAL
                                       ORDINARY     OF PAR     RETAINED        STOCK      TRANSLATION  SHAREHOLDERS
                                        SHARES       VALUE     EARNINGS    COMPENSATION   ADJUSTMENT      EQUITY
                                       --------    ---------   --------    ------------   ----------    -----------

  BALANCE, MARCH 31, 1995...........    $352       $124,859     $84,133       ($350)         $30         $209,024
    Net income......................                             61,500                                    61,500
    Exercise of employee
       stock options................      17         13,010                                                13,027
    Tax benefits from exercise
    of stock options................                 17,715                                                17,715
    Amortization of unearned
       stock compensation...........                   (290)                    350                            60
    Translation adjustment..........                                                          12               12
                                        ----        -------     -------       -----          ---         --------
  BALANCE, MARCH 31, 1996...........     369        155,294     145,633          --           42          301,338
    Net income......................                             64,065                                    64,065
    Exercise of employee
       stock options................       2          3,049                                                 3,051
    Tax benefits from exercise
       of stock options.............                  4,313                                                 4,313
    Translation adjustment..........                                                          14               14
                                        ----        -------     -------       -----          ---         --------
  BALANCE, DECEMBER 31, 1996
    (Unaudited).....................    $371       $162,656    $209,698      $   --          $56         $372,781
                                        ====       ========    ========      ======          ===         ========


                           See Accompanying Notes to Condensed Consolidated Financial Statements


                            TOMMY HILFIGER CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         NOTE 1 - BASIS OF PRESENTATION

              The accompanying unaudited condensed consolidated finan-cial statements have been prepared by Tommy Hilfiger Corpora-tion (the "Registrant") in a manner consistent with that used in the preparation of the consolidated financial statements included in the Registrant's 1996 Annual Report as filed with the Securities and Exchange Commission on Form 10-K (the "Form 10-K"). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of opera-tions and cash flows for the periods presented. All signifi-cant intercompany accounts and transactions have been elimi-nated.

              Operating results for the nine month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1997. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

              The financial statements as of and for the nine month and the three month periods ended December 31, 1996 and 1995 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 1996, as presented, has been prepared from the Con-solidated Balance Sheet as of March 31, 1996 included in the Registrant's Form 10-K.

         NOTE 2 - INVENTORIES

              Inventories are summarized as follows:

                                      December 31, 1996  March 31, 1996
                                      -----------------  --------------
               Finished Goods......    $110,381,000     $80,210,000
               Raw Materials.......       1,698,000       1,218,000
                                       ------------     -----------
                                       $112,079,000     $81,428,000
                                       ============     ===========

         NOTE 3 - SHORT-TERM BORROWINGS

              In July 1996, the Registrant entered into an amended and restated credit agreement (the "Credit Agreement") effective April 1, 1996. The Credit Agreement provides for direct bor-rowings, bankers acceptances and letters of credit of amounts ranging from $100,000,000 in fiscal 1997 to $150,000,000 in fiscal 1999. Available borrowings under the Credit Agreement are subject to the timed increase of availability under the

         Credit Agreement and are based upon eligible accounts receiv-able, inventory and open letters of credit. Borrowings under the Credit Agreement are collateralized by substantially all the assets of the Registrant's U.S. operations and accrue in-terest at varying interest rates.

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the Registrant's Condensed Consolidated Statements of Operations:


                                      NINE MONTHS        THREE MONTHS
                                  ENDED DECEMBER 31,  ENDED DECEMBER 31,
                                  ------------------- --------------------
                                     1996     1995       1996     1995
                                    ----     ----       ----     ----
      Net revenue.................. 100.0%   100.0%     100.0%   100.0%
      Cost of goods sold...........  52.1     54.9       52.1     55.0
                                    -----    -----      -----    -----
      Gross profit.................  47.9     45.1       47.9     45.0
      Selling, general and
        administrative expenses....  28.7     27.2       26.0     25.6
                                     ----     ----       ----     ----
      Income from operations.......  19.2     17.9       21.9     19.4
      Interest expense.............   0.1      0.2        0.1      0.2
      Interest income..............   0.8      1.2        0.9      1.2
                                     ----     ----       ----     ----

      Income before income taxes...  19.9     18.9       22.7     20.4
      Provision for income taxes...   6.9      6.5        8.1      6.9
                                     ----     ----       ----     ----
      Net income...................  13.0     12.4       14.6     13.5
                                     ====     ====       ====     ====

      Nine months ended December 31, 1996 compared to nine months ended December 31, 1995

              The Registrant's net income has increased to $64,065,000, or $1.69 per share, in the first nine months of fiscal 1997 from $43,578,000, or $1.17 per share, in the comparable period of fiscal 1996, an improvement of $20,487,000 or 47.0%. As a percentage of net revenue, net income has increased to 13.0% in fiscal 1997 from 12.4% in fiscal 1996.

              Net revenue has increased $139,247,000, or 39.6%, to $491,235,000 during the nine months ended December 31, 1996 from $351,988,000 during the nine months ended December 31, 1995. This improvement is principally due to volume increases in each of the Registrant's operating divisions.

              Wholesale net revenue has increased to $348,723,000 in the first nine months of fiscal 1997 from $276,920,000 in the cor-responding period of fiscal 1996, an improvement of $71,803,000 or 25.9%. This increase includes an increase in menswear wholesale sales of 24.6% to $298,341,000 in the first nine months of fiscal 1997 from $239,450,000 in the comparable period of fiscal 1996 and an increase in boyswear wholesale sales of 34.5% to $50,382,000 in the first nine months of fis-cal 1997 from $37,470,000 in the corresponding period of fiscal 1996. These increases are primarily due to the opening of new in-store shop and fixtured areas, as well as the expansion of certain existing shops. In addition, the Registrant has intro-duced its New Generation shops which are substantially larger, and feature distinctive fixtures and lifestyle image panels, than the standard in-store shops. The number of mens's in-store shops has increased to 1,026, including 21 New Generation shops, at December 31, 1996 from 840 at December 31, 1995 while the number of boyswear fixtured areas has increased to 1,010 at December 31, 1996 from 858 as of December 31, 1995. Increased sales to existing and new customers and new store locations also resulted in increased wholesale revenue. During the fall season of fiscal 1996, the Registrant introduced boys' sizes four through seven which also contributed to the increased boyswear sales.

              Net revenue in the Registrant's retail division increased 82.0% to $120,896,000 in the first nine months of fiscal 1997 from $66,418,000 in the corresponding period of fiscal 1996. The increase in the number of stores as well as an increase in sales at existing stores contributed to the improved revenue. The total number of retail stores open as of December 31, 1996 and 1995 were 54 and 43, respectively.

              Net revenue from royalties and buying agency commissions increased 149.9% to $21,616,000 during the nine months ended December 31, 1996 from $8,650,000 during the nine months ended December 31, 1995. This increase reflects the incremental rev-enue associated with newly licensed products and a general in-crease in sales from existing licensees and buying agency ser-vices.

              Gross profit has improved to 47.9% of net revenue in the first nine months of fiscal 1997 from 45.1% of net revenue in the first nine months of fiscal 1996. This increase is attrib-utable to the increases in retail operations and royalties and buying agency commissions, each of which had higher percentage revenue increases, and which produce higher margins, than wholesale operations. In addition, wholesale margins have in-creased primarily due to a change in product mix.

              As a percentage of net revenue, selling, general and ad-ministrative expenses increased to 28.7% in the first nine months of fiscal 1997 from 27.2% in the corresponding period of fiscal 1996. The increased percentage is due to an increase in marketing and advertising expense to promote and enhance the brand name and the image of the Registrant's products. Sell-ing, general and administrative expenses increased to $141,145,000 in the first nine months of fiscal 1997 from

         $95,892,000 in the comparable period of fiscal 1996. This in-crease is principally due to increased volume related expenses to support the higher revenue and the increased marketing and advertising expenses mentioned above. In addition, deprecia-tion and amortization has increased due to the greater number of in-store shops, fixtured areas and retail stores.

              The provision for taxes increased to 34.6% of income before taxes in the nine months ended December 31, 1996 from 34.4% in the nine months ended December 31, 1995. The increase was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Registrant's earnings are subject.

         Three months ended December 31, 1996 compared to three months ended December 31, 1995

              During the third quarter of fiscal 1997, the Registrant's net income has increased to $27,397,000, or $.72 per share, from $17,585,000, or $.47 per share, in the third quarter of fiscal 1996. This represents an increase of $9,812,000 or 55.8%. As a percentage of net revenue, third quarter net in-come has increased to 14.6% in fiscal 1997 from 13.5% in fiscal 1996.

              Net revenue increased to $188,199,000 in the third quarter of fiscal 1997 from $130,501,000 in the third quarter of fiscal 1996, an improvement of $57,698,000, or 44.2%. This increase is primarily due to volume increases in each of the Regis-trant's operating divisions.

              Menswear wholesale sales increased 28.4% to $108,045,000 in the third quarter of fiscal 1997 from $84,148,000 in the corresponding quarter of fiscal 1996. Boyswear wholesale sales increased 41.5% to $17,800,000 in the third quarter of fiscal 1997 from $12,578,000 in the comparable quarter of fiscal 1996. Wholesale sales have increased due to the continued expansion of the in-store shop program which saw the number of men's in-store shops increase to 1,026, including 21 New Generation shops, at December 31, 1996 from 840 at December 31, 1995 and the number of boyswear fixtured areas increase to 1,010 at December 31, 1996 from 858 at December 31, 1995. In addition to installations of new shops, the Registrant has expanded sev-eral shops which were previously open. Increased sales to ex-isting and new customers and new store locations also contrib-uted to the wholesale revenue increase.

              Net revenue in the Registrant's retail division increased 72.2% to $52,930,000 during the third quarter of fiscal 1997 from $30,733,000 in the third quarter of fiscal 1996. The in-crease in the number of stores as well as an increase in sales at existing stores contributed to the improved revenue. A total of 54 stores were open as of December 31, 1996 compared to 43 stores as of December 31, 1995.

              Revenue from royalties and buying agency commissions in-creased 209.8% to $9,424,000 in the third quarter of fiscal 1997 from $3,042,000 in the corresponding quarter of fiscal 1996. This increase reflects a general increase in sales from existing licensees and buying agency services.

              Gross profit as a percentage of net revenue increased to 47.9% in the third quarter of fiscal 1997 from 45.0% in the third quarter of fiscal 1996. The increase is attributable to the relative increase in retail operations and royalties and buying agency commissions, all of which produce higher margins than wholesale operations and an increase in margin of the Reg-istrant's wholesale operations caused primarily by the change in the mix of products sold.

              As a percentage of net revenue, selling, general and ad-ministrative expenses increased to 26.0% in the third quarter of fiscal 1997 from 25.6% in the corresponding period of fiscal 1996. Selling, general and administrative expenses have in-creased as a percentage of net revenue due primarily to in-creased marketing and advertising expense to promote the brand. Selling, general and administrative expenses increased to $48,961,000 in the third quarter of fiscal 1997 from $33,382,000 in the corresponding period of fiscal 1996. This increase is principally due to increased volume related ex-penses to support the higher revenue and the increased market-ing and advertising expense mentioned above. In addition, de-preciation and amortization has increased due to the greater number of in-store shops, fixtured areas and retail stores.

              The provision for income taxes increased to 35.8% of in-come before taxes in the third quarter of fiscal 1997 from 33.8% in the corresponding period of fiscal 1996. The increase was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Registrant's earnings are subject.


         LIQUIDITY AND CAPITAL RESOURCES

              The Registrant's primary funding requirements are to fi-nance working capital and the continued growth of its business. Primarily, this includes the purchase of inventory in antici-pation of increased sales of the wholesale and retail divisions as well as capital expenditures related to the expansion of the menswear in-store shop and boyswear fixtured area programs and additional retail stores. The Registrant's primary sources of liquidity are cash on hand, cash from operations and available credit.

              As of December 31, 1996, the Registrant had approximately $119,659,000 of cash and cash equivalents, a decrease of $8,084,000 from the year-end balance of approximately
         $127,743,000.  The principal reason for this decrease was the

         Registrant's purchase of the property which houses its execu-tive offices along with its primary sales, marketing and li-censing offices and its main sales and licensees' showrooms for approximately $25,875,000.

              Net cash from operating activities during the first nine months of fiscal 1997 was $57,423,000. This amount is prima-rily made up of cash generated from net earnings offset, in part, by an increase in working capital. The increase in work-ing capital is principally due to a higher inventory level which increased 37.6% to $112,079,000 at December 31, 1996 from $81,428,000 at March 31, 1996. Higher inventory levels at December 31, 1996 were attributable to a planned build-up of inventory in anticipation of the spring season of fiscal 1997 and increased retail division inventory due to the greater num-ber of stores, as well as an increase in core inventory to meet the demands of its replenishment business. A detailed analysis of the changes in cash and cash equivalents is presented in the Consolidated Statements of Cash Flows.

              Capital expenditures were $64,222,000 for the nine months ended December 31, 1996, compared with $19,308,000 for the nine months ended December 31, 1995. The increase in capital expen-ditures is primarily related to the purchase of the property mentioned above as well as the expansion of the Registrant's in-store shop and fixtured area programs. The Registrant has continued to install new in-store shops and fixtured areas, including several New Generation shops, as well as expand sev-eral in-store shops and fixtured areas which were previously open. The Registrant installed 298 menswear in-store shops and boyswear fixtured areas during the nine months ended December 31, 1996 and 554 menswear in-store shops and boyswear fixtured areas during the corresponding period in fiscal 1996.

              In July 1996, the Registrant entered into an amended and restated revolving credit agreement (the "Credit Agreement") effective April 1, 1996. The Credit Agreement, which expires in June 1999, provides for direct borrowings, bankers accep-tances and letters of credit of amounts ranging from $100,000,000 in fiscal 1997 to $150,000,000 in fiscal 1999.
         Available borrowings under the Credit Agreement are subject to the timed increase of availability under the Credit Agreement and are based upon eligible accounts receivable, inventory and open letters of credit. As of December 31, 1996, $100,000,000 was available for utilization under the Credit Agreement, of which $60,417,000 had been used to open letters of credit. Obligations under the Credit Agreement are collateralized by substantially all the assets of the Registrant's U.S. opera-tions. Direct borrowings under the Credit Agreement, which were limited to $60,000,000 as of December 31, 1996, accrue interest at varying interest rates.

              At December 31, 1996, total short-term borrowings of $5,301,000 consisted of open letters of credit for inventory purchased of $5,026,000 and the current portion of mortgage debt payable of $275,000. Additionally, at December 31, 1996, Tommy Hilfiger U.S.A., Inc. ("TH USA"), a wholly owned subsid-iary of the Registrant, was contingently liable for unexpired bank letters of credit of $55,391,000 related to commitments of TH USA to suppliers for the purchase of inventories.

              The Credit Agreement contains various covenants and, among other matters, includes certain restrictions upon capital ex-penditures, investments, indebtedness, loans and advances and transactions with related parties. In addition, the Credit Agreement prohibits certain of the Registrant's operating sub-sidiaries which are borrowers or guarantors under the Credit Agreement from paying any dividends. Such dividend restric-tions are not expected to have an adverse impact on the Regis-trant. The Credit Agreement also requires the maintenance of minimum tangible net worth and interest coverage ratios. The Registrant was in compliance with all covenants under the Credit Agreement as of, and for the period ended, December 31, 1996.

              The Registrant intends to fund its cash requirements for fiscal 1997 and future years from available cash balances, in-ternally generated funds and borrowings available under the Credit Agreement. The Registrant believes that these resources will be sufficient to fund its cash requirements for such peri-ods.

                                     PART II
         ITEM 1 - LEGAL PROCEEDINGS

              As reported in the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1996, the Registrant was party to an arbitration proceeding, brought before the American Arbitration Association by Ashear Bros. Co., Inc. ("Ashear"), relating the alleged wrongful termination by the Registrant of a licensing agreement with Ashear for handker-chiefs, scarves, mufflers, gloves and umbrellas. On February 7, 1997, this claim was settled by the parties for financial considerations which are immaterial to the Registrant's results of operations and financial position.


         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.  Material Contracts
              (a) Stock Option Plans of the Registrant and its subsid-iaries (previously filed as Exhibits 4.1 and 4.2 with Registration No. 333-20993).

              (b) License Agreement dated as of February 1, 1997 be-tween Tommy Hilfiger Licensing, Inc. and Pepe Jeans London Corporation. Portions of this exhibit have been omitted and are the subject of a request made to the Securities and Exchange Commission for confiden-tial treatment.

              11.  Computation of Net Income Per Ordinary Share

              27.  Financial Data Schedule

         (b)  Reports on Form 8-K

              The Registrant did not file any Current Reports on Form 8-K during the three months ended December 31, 1996.

                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                        Tommy Hilfiger Corporation


         Date:  February 7, 1997        By: /s/ Joel J. Horowitz
                ----------------                ---------------------------
                                                Joel J. Horowitz
                                                Chief Executive Officer and
                                                President
                                                Tommy Hilfiger Corporation



         Date:  February 7, 1997        By: /s/ Steven A. Sorrillo
                ----------------                ---------------------------
                                                Steven A. Sorrillo
                                                Principal Accounting
                                                Officer
                                                Tommy Hilfiger Corporation

                                  EXHIBIT INDEX


         Exhibit                                                  Page
         Number                     Description                   Number
         -------                    -----------                   ------

         10.   Material Contracts

               (a) Stock Option Plans of the Registrant and its subsidiaries (previously filed as
                     Exhibits 4.1 and 4.2 with Registration No.
                     333-20993).

               (b) License Agreement dated as of February 1, 1997 between Tommy Hilfiger Licensing, Inc. and Pepe Jeans London Corporation. Portions of this exhibit have been omitted and are the subject of a request made to the Securities and Exchange Commission for confidential treatment.

         11.   Computation of Net Income Per Ordinary
               Share.

         27.   Financial Data Schedule