Form 10-K
period 1997-03-31
HILFIGER TOMMY CORP
filed 1997-06-27
CIK 888747

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

    [X]    Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934
           For the fiscal year ended March 31, 1997.

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from ____ to _____.

                       Commission file number 1-11226.

                         TOMMY HILFIGER CORPORATION
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       BRITISH VIRGIN ISLANDS                       NOT APPLICABLE
       (STATE OR OTHER JURISDICTION OF   (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

       6/F, PRECIOUS INDUSTRIAL CENTRE
       18 CHEUNG YUE STREET
       CHEUNG SHA WAN
       KOWLOON, HONG KONG                           NOT APPLICABLE
       (ADDRESS OF PRINCIPAL EXECUTIVE                (ZIP CODE)
       OFFICES)

          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 852-2745-7798

            SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON
       ORDINARY SHARES, $.01 PAR                  WHICH REGISTERED
       VALUE PER SHARE                         NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                       None
                                 (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
         requirements for the past 90 days.  Yes X    No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowl-edge, in definitive proxy or information statements incorpo-rated by reference in Part III of this Form 10-K or any amend-ment to this form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price on June 2, 1997: Ordinary Shares, $.01 Par Value - $1,657,604,041

         The number of shares outstanding of the registrant's stock as of June 2, 1997: Ordinary Shares, $.01 Par Value - 37,249,529 shares.


                                TABLE OF CONTENTS
                                -----------------

         ITEM                                                       PAGE
         ---------------------------------------------------------------
                                      PART I

         Item 1.      Business..................................      3
         Item 2.      Properties................................     12
         Item 3.      Legal Proceedings.........................     12
         Item 4.      Submission of Matters to a Vote of
                        Security Holders........................     13

                                     PART II

         Item 5.      Market for Registrant's Common Equity
                        and Related Matters.....................     13
         Item 6.      Selected Financial Data...................     14
         Item 7.      Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations..............................     15
         Item 8.      Financial Statements and Supplementary
                        Data....................................     20
         Item 9.      Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure..............................     21

                                     PART III

         Item 10.     Directors and Executive Officers of
                        the Company.............................     21
         Item 11.     Executive Compensation....................     24
         Item 12.     Security Ownership of Certain Beneficial
                        Owners and Management...................     30
         Item 13.     Certain Relationships and Related
                        Transactions............................     31

                                     PART IV

         Item 14.     Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K.....................     33

                                      PART I

         ITEM 1.  BUSINESS

         GENERAL

                   Tommy Hilfiger Corporation (the "Company"), through its subsidiaries, designs, sources and markets designer men's sportswear and boyswear, including woven shirts, knit shirts, pants, swimwear, sweaters, outerwear and athletic wear. These offerings are complemented by collections of men's tailored clothing, dress shirts, denim products, neckwear, socks, underwear, belts, small leather goods, sleepwear, robes, golfwear, footwear, sunglasses, prescription eyewear, women's casualwear and men's and women's fragrances, among others, bearing the TOMMY HILFIGER [R] trademark, which are produced and sold pursuant to certain licensing arrangements. Tommy Hilfiger is the Company's principal designer and provides leadership and direction for all aspects of the design process. The Company's sportswear is designed to combine classic American styling with unique details and fit to give time-honored basics a fresh and updated look for customers who desire high quality, designer clothes at competitive prices. The Company was organized under the laws of the British Virgin Islands in June 1992.

                   The Company's principal growth strategy has been to expand its in-store shop program, whereby participating retailers set aside floor space highlighted by distinctive fixtures dedicated for the exclusive sale of the Company's products by the retailer. The Company expects to continue to pursue this strategy by increasing the number and size of its in-store shops in the United States and internationally. In the United States, the men's in-store shop program totaled 1,046 shops at March 31, 1997 compared with 866 shops at the end of fiscal 1996. In addition, as of March 31, 1997 the Company had established 1,069 fixtured areas in department stores where its boyswear is sold compared with 872 at the end of fiscal 1996. In addition, the Company continues its program to expand certain existing shops.

                   In addition to continuing to expand the in-store shop program, the Company plans to grow by broadening its range of product offerings, both in-house and through licensing arrangements, and by expanding its channels of distribution. Through the expansion of its product lines, the Company believes it will serve a wider variety of customer needs.
         Since 1992, the Company has introduced several in-house products, including boyswear, swimwear, athletic wear, caps and bags. Additionally, the Company has introduced new products through licensing agreements including, in fiscal 1997, a women's fragrance pursuant to its license with Aramis, Inc., a division of Estee Lauder Companies, prescription eyewear with Liberty Optical, footwear with the Stride Rite Corporation and women's casual wear marketed under a license with Pepe Jeans London Corporation. See "Merchandising Strategies - Licensing and Distributorships."

                   The Company is also pursuing several strategies to expand its channels of distribution in the retail arena. As of March 31, 1997, the Company operated 47 outlet stores and eight specialty retail stores and currently plans to open approximately eight additional outlet stores, as well as one additional specialty retail store in London, England, by March 31, 1998. The Company also plans to open flagship stores in Beverly Hills, California and London, England, by March 31, 1998 and March 31, 1999, respectively. See "Merchandising Strategies - Retailing."

                   The Company is engaged in principally one industry segment, the design, importation and distribution of men's sportswear and childrenswear. Accordingly, no information is being furnished herein or in the accompanying financial statements relating to industry segments of the Company.

         MERCHANDISING STRATEGIES

         WHOLESALE

                   The Company's products, the majority of which are manufactured of cotton and other natural fibers, are generally pre-washed and generously sized to emphasize comfort and are designed to allow consumers to blend items across its product lines. The Company organizes its menswear and boyswear collections into three primary product lines: Core, Core Plus and Fashion. The boyswear line is available in boys' and young men's sizes 4 through 20 and is being sold by the Company to many of the same department and specialty store customers as its menswear lines. In fiscal 1998, the Company plans to introduce an infant and toddler line. This line is expected to be available at retail for Holiday 1997.

         Core

                   The Core line is comprised of the Company's seasonless products or "basics", such as the pleated chino pant and short, the solid knit polo shirt, the button-down oxford, T-shirts and jackets, all in classic solid colors. Core items are made available for sale by the Company throughout the year and, therefore, generally are kept in stock by the Company. Since Core items are seasonless, they do not have fixed selling periods and, therefore, retailers' inventories of Core products tend to be maintained throughout the year and reordered as necessary. The Company receives orders from most of its larger customers for Core products on an electronic data interchange ("EDI") system, which expedites reorders. See "Management Information Systems."

         Core Plus

                   The Core Plus line is comprised of a broad selection of seasonal "basics" which are derived from Core but offer a greater variety of fabrics, colors and patterns, such as stripes and plaids. The Core Plus line also incorporates certain Fashion products that had previously been successful at retail. The Company sells four different seasonal groups of Core Plus products each year. As compared to Fashion items, Core Plus items provide the retailer with longer selling periods at regular prices. Because Core Plus is a broader product category than Fashion, with a longer regular-price selling period, the Company's shipping deadlines are more flexible and the Company may be able to place reorders when demand is high.

         Fashion

                   The Fashion line represents the most updated component of the Company's product line. Fashion items consist of a group of product classifications coordinated around a seasonal theme selected by Tommy Hilfiger. The Company offers Fashion products under at least three themes per season, thereby creating a continual flow of new merchandise in the marketplace.

         LICENSING AND DISTRIBUTORSHIPS

                   In connection with the Company's business strategy of expanding its market penetration through product line and geographic expansion, the Company considers entering into licensing and distribution agreements with respect to certain products if the Company believes such arrangements provide more effective manufacturing, distribution and marketing of such products than could be achieved in-house. The Company continually pursues new opportunities in product categories which are believed to be complementary to its existing product lines.

         Product Licenses

                   Since Fall 1992, the Company has introduced several product lines through license arrangements with companies which are among industry leaders in their respective categories. In addition to the women's fragrance, prescription eyewear, footwear and women's casual wear, during 1997 the Company signed a licensing agreement with Lantis Eyewear Corporation to produce a complete line of men's sunglasses, which will be introduced at retail during fiscal 1998.


                   The following table summarizes the Company's significant product licensing and distributorship arrangements in the United States as of March 31, 1997:

                                       PRODUCTS PRODUCED UNDER THE
         LICENSEE                      TOMMY HILFIGER [R] NAME
         --------                      ---------------------------

         Mountain High Hosiery, Inc.        Socks

         Superba, Inc.                      Neckwear

         Trafalgar, Inc.                    Belts and small
                                            leather goods

         Hart, Schaffner & Marx             Men's suits, sport coats,
         (a division of Hartmarx            dress slacks, top coats,
         Corporation)                       formal wear

         Oxford Industries, Inc.            Men's dress shirts

         Jockey International, Inc.         Men's underwear

         Aramis, Inc. (a division of        Fragrances
         the Estee Lauder Companies.)

         Russel-Newman, Inc.                Robes, Sleepwear

         Oxford Industries, Inc.            Golfwear

         Pepe Jeans London Corporation      Men's, women's and girls'
                                            jeanswear and jeans related
                                            apparel (including women's
                                            and girls' casual wear)

         Liberty Optical                    Prescription eyewear

         The Stride Rite Corporation        Footwear

         Lantis Eyewear Corporation         Sunglasses


                   Subsequent to year-end, the Company signed a licensing agreement with Revman Industries, Inc. to produce and market a line of linens, bedding, bath products and related accessories.

                   Each of the license arrangements described above is an exclusive license, except for two such licenses which permit the Company and/or certain of the Company's licensees and certain distributors of the Company's products to continue distributing certain products that overlap with products covered by the licenses. The Company does not believe that termination of any individual license arrangement would be material to the Company.

         Geographic Licenses and Distributorships

                   In July 1991, the Company granted an exclusive license to an affiliate of a director of the Company and the Chief Executive Officer of Tommy Hilfiger (HK) Limited ("THHK"), a subsidiary of the Company, to sell the Company's products in Canada. The term of the agreement is 10 years and is renewable at the option of the licensee subject to specified volume limitations and other conditions. In addition, the Company has granted an exclusive distributorship to an unaffiliated Panamanian company to distribute the Company's products in Central America, Venezuela, Columbia, Chile, Ecuador and most of the nations of the Caribbean basin. The Company also granted to an unaffiliated third party the right to designate a licensee to sell the Company's products in India.

                   In May 1995, the Company granted an exclusive distributorship to an unaffiliated Mexican company to distribute the Company's products in Mexico. The term of the agreement is three years and is renewable at the option of the licensee subject to certain limitations.

                   Effective July 1, 1996, the Company entered into an exclusive license agreement for Japan with Novel-ITC Licensing Limited, a related party. The term of this agreement is 4.5 years and is renewable at the option of the licensee subject to certain conditions.

                   Effective February 1, 1997, the Company entered into a licensing agreement with Pepe Jeans London Corporation to distribute the Company's men's and boys' sportswear (excluding jeanswear and jeans related apparel) throughout the European market. The term of this agreement is five years and is renewable at the option of the licensee subject to certain conditions.

                   All of the Company's licensees and distributors are required to contribute to the advertisement and promotion of TOMMY HILFIGER [R] products a percentage of their net sales of TOMMY HILFIGER [R] products or a percentage of their net purchases of TOMMY HILFIGER [R] products (depending on the terms of the license or distributorship agreement), subject to minimum amounts.

         RETAILING

                   The Company is pursuing several strategies to expand its channels of distribution in the retail arena.

                   The Company believes its outlet strategy has positioned it to take advantage of an expanding segment of the retail apparel industry that appeals to customers' increasing value orientation and provides the Company with an additional channel of distribution and better control over the sale of its inventory. The Company stocks its outlet stores with a mixture of out-of-season products as well as first-quality products manufactured specifically for its outlet stores' customers. As of March 31, 1997 the Company operated 47 outlet stores and currently plans to open approximately eight additional outlet stores by March 31, 1998. The Company's outlet stores are located primarily in major outlet centers in the United States.

                   The TOMMY HILFIGER [R] specialty retail stores enable the Company to reach consumers who prefer the environment of a specialty store. The Company believes that these stores, which serve as a showcase for both the sportswear and certain licensed product lines, will complement its wholesale business by increasing brand awareness. As of March 31, 1997, the Company operated eight specialty retail stores. In fiscal 1997, the Company signed a lease agreement for a specialty store in London, England. This store is expected to open in fiscal 1998. As a result of the shop expansion program, the Company has refined its specialty retail strategy. These shops are the Company's vision for specialty retailing in malls, therefore, the Company does not plan to expand its existing base of specialty retail stores. See "Properties".

                   During fiscal 1996, the Company signed a lease for the first TOMMY HILFIGER [R] Flagship store, located on Rodeo Drive in Beverly Hills, California. During fiscal 1997, the Company signed an agreement for the lease of a TOMMY HILFIGER [R] Flagship store in London, England. These stores, which are expected to open in fiscal 1998 and fiscal 1999, respectively, will serve as showcases for all of the Company's products as it seeks to propel the brand into the elite circle of designers with international recognition. This investment underlines the Company's strong belief in the role of flagships as image builders. These stores are planned to be followed by flagships in key markets such as New York City.

         DESIGN

                   Tommy Hilfiger is the Company's principal designer and provides leadership and direction for all aspects of the design process. Tommy Hilfiger selects designers on the basis of their understanding of the retail industry and their ability to understand what consumers desire and which designs are most likely to be commercially viable. Design teams, which are typically comprised of a designer and assistant designer, are responsible for separate product classifications. In addition, the Company has a senior designer, whose responsibility is to coordinate the design teams. Design teams utilize computer aided designs, which provide timely translation of designs into sample depictions varying in color, cut and style, the speed of production and breadth of the resulting output assist the Company in selecting desirable designs for the sourcing and research and development staffs to assess.

         RESEARCH AND DEVELOPMENT

                   The Company employs a senior production executive who oversees a staff whose primary functions are to identify ways to develop new designs and products more efficiently, and to identify new and more cost-effective sourcing methods. This group receives new product direction from Tommy Hilfiger and then researches and develops the potential product. This process is designed to avoid costly attempts to develop products that require designs or production methods that are not efficient. In addition, the staff researches and identifies new sources for both fabrics and manufacturing worldwide in order to control or reduce manufacturing costs while maintaining the Company's quality standards.

         SALES AND MARKETING

                   TOMMY HILFIGER [R] products are sold in over 2,000 department and specialty retail store locations. The Company's department store customers include major United States retailers such as Dillard Department Stores, Federated Department Stores (including Macy's, Bloomingdale's, and Burdines), The May Department Stores Company (including Lord & Taylor and Foley's), Belk Stores and Dayton Hudson. The Company believes that its relationships with major retailers, including the active sales involvement of the Company's senior management, are important elements of its marketing strategy. The Company's strategy is to continue to grow by broadening its United States in-store shop program, expanding its product lines and marketing to new customers both in the United States and internationally.

                   A significant aspect of the Company's ability to increase the commitment of its existing customers and to attract new customers is its in-store shop program, whereby participating retailers set aside floor space highlighted by distinctive fixtures dedicated for exclusive sale of the Company's products by the retailer. This program enables the retailer to create an environment consistent with the Company's image and to display and stock a greater volume of the Company's products per square foot of retail space. Such shops encourage longer term commitment by the retailer to the Company's products, including the retailer's provision of upgraded staffing. These shops also increase consumer product recognition and loyalty because of the retail customer's familiarity with the location of the Company's products in the store. A program of installing distinctive fixtures in certain department stores which carry the boyswear line was implemented in fiscal 1994. The continued expansion of the Company's in-store shop and fixturing programs is dependent on market conditions, including continued demand for the Company's products.

                   The Company's sales and marketing departments have individuals located in the Company's New York headquarters, Atlanta and Dallas showrooms and Los Angeles, Chicago, Philadelphia, San Francisco and Cincinnati regional sales territories. The sales force sells only the TOMMY HILFIGER [R] collection.

                   The Company employs a staff of approximately 120 merchandise coordinators located throughout the United States. These merchandisers educate the retailers' salespeople about the Company's current products, provide the Company with first-hand consumer feedback concerning consumer reaction to the Company's products and coordinate the in-store displays with the department stores. In addition to the coordinator program, the Company also conducts a training program for the department stores' TOMMY HILFIGER [R] selling specialists. The program is designed to educate specialists on the Company's image and merchandising standards and to promote the development and servicing of clientele. The program educates specialists in customer assistance and advice, including merchandise selection and the coordination of complete outfits of TOMMY HILFIGER [R] products. Over 1,000 specialists have completed the program.

                   The Company sells substantially all its out-of-season products, which are principally from the Fashion and Core Plus product lines, to certain discount retailers and through its Company owned outlet stores. The net revenues from such sales represented less than 15% of the Company's net revenue for each of the last three fiscal years.

         ADVERTISING, PUBLIC RELATIONS AND PROMOTION

                   The Company believes that advertising to promote and enhance the TOMMY HILFIGER [R] brand and the image of TOMMY HILFIGER [R] products is important to its long- term growth strategy. All of the Company's licensees and distributors are required to contribute to the advertisement and promotion of TOMMY HILFIGER [R] products a percentage of their net sales of TOMMY HILFIGER [R] products or a percentage of their net purchases of TOMMY HILFIGER [R] products (depending on the terms of the license or distributorship agreement), subject to minimum amounts. Advertising by the Company, its licensees and most of its distributors is coordinated by the Company and principally appears in magazines, newspapers, and outdoor advertising media. In addition, selected personal appearances by Tommy Hilfiger, corporate sponsorships and charitable programs are utilized to further enhance awareness of the Company's image and promote the Company's products. The Company employs an advertising and public relations staff to implement these efforts.

         SOURCING

                   The Company's sourcing strategy is to contract for the manufacture of its products. Outsourcing allows the Company to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory buildups and the costs of managing a large production work force. The Company inspects products manufactured by contractors to determine whether they meet the Company's standards. See "Quality Control."

                   The Company imports most of its finished goods because it believes it can import higher quality products at lower costs. Management maintains extensive and long-term relationships with leading manufacturers in the Far East, including manufacturers located in Indonesia, Thailand and Taiwan, among other countries. The Company monitors duty, tariff and quota-related developments and continually seeks to minimize its potential exposure to duty, tariff and quota-related risks through, among other measures, geographical diversification of its manufacturing sources, the maintenance of its buying offices in Hong Kong, Macau, Singapore and India, allocation of production to merchandise categories where more quota is available and shifts of production among countries and manufacturers.

                   The Company's production and sourcing staff oversees all aspects of apparel manufacturing and production, the negotiation for raw materials and research and development of new products and sources. The Company operates buying offices based in Hong Kong, Macau, Singapore and India, as well as the United States which perform product development, sourcing, production scheduling and quality control. In addition, the Company contracts with various buying subagents and perform similar services for the Company's licensees and distributors in Canada, Mexico, Japan and Panama, which services Central and South America, for specified commissions.

                   The Company has its products manufactured according to plans prepared each year which reflect prior years' experience, current fashion trends, economic conditions and management estimates of a line's performance. The Company separately negotiates with suppliers for the sale of required raw materials which are then purchased by its contractors in accordance with the Company's specifications. The Company limits its exposure to holding excess inventory by committing to purchase a portion of total projected demand and the Company, in its experience, has been able to satisfy its excess demand through reorders. The Company believes that its policy of limiting its commitments for purchases early in the season reduces its exposure to excess inventory and obsolescence.

                   The Company does not have long-term formal arrangements with any of its suppliers; however, the Company has experienced only limited difficulty in satisfying its raw material and finished goods requirements. Although the loss of such suppliers could have a significant effect on the Company's immediate operating results, the Company believes it could replace such suppliers without a material adverse effect on the Company.

                   The Company has its executive offices in Hong Kong and its principal buying offices in Hong Kong and Macau. Hong Kong is presently a British Crown Colony, but sovereignty over Hong Kong will be transferred effective July 1, 1997 from the United Kingdom to the People's Republic of China ("China"). Macau is presently a Portuguese colony, but sovereignty over Macau will be transferred effective January 1, 1999 from the Republic of Portugal to China. If Hong Kong or Macau were to impose income or withholding taxes on the Company or in the event of an adverse change in their business climate, the Company believes it could relocate its executive and principal buying offices without a material adverse effect on the Company.

         QUALITY CONTROL

                   The Company's quality control program is designed to ensure that purchased goods meet the Company's standards. The Company inspects prototypes of each product prior to cutting by the contractors and performs two in-line inspections and a final inspection prior to shipment. All finished goods are shipped to the Company's New Jersey facilities for re-inspection and distribution. While the Company's return policy permits customers to return defective products for credit, less than 1% of the Company's shipments in fiscal 1997 were returned as defective under this policy.

         MANAGEMENT INFORMATION SYSTEMS

                   The Company believes that high levels of automation and technology are essential to maintain its competitive position and the Company continues to invest in computer hardware, systems applications and networks to enhance and to speed the apparel design process, to support the sale and distribution of products to its customers and to improve the integration and efficiency of its United States and Far East operations. The Company utilizes computer-aided design stations for use by Tommy Hilfiger and his design teams, which provide timely translations of designs into sample depiction's varying in color, cut and style. The Company also uses an EDI system to receive on-line orders from its customers and to accumulate sales information on its products. The EDI technology enables the Company to provide valuable sales information and inventory maintenance information services to its customers who have adopted such technology. Nine of the Company's 10 largest customers communicate with the Company through EDI technology.

         DISTRIBUTION

                   Wholesale distribution is centralized in a 360,000 square foot New Jersey facility to which all products are shipped. The facility is operated and principally staffed by an independent contractor who charges the Company on the basis of the number of items processed, subject to a minimum annual fee. The Company has the right, at any time during the contract period, to terminate the distribution agreement by making a specified payment. In addition, the Company leases a 200,000 square foot facility in New Jersey for retail distribution. The Company maintains its distribution management group and certain administrative functions at its New Jersey facilities. The Company believes that these distribution facilities are adequate for the Company's current level of sales, and provide the Company with enough space and flexibility to support the continued growth of the Company's business.


         CREDIT AND COLLECTION

                   The Company collects substantially all of its receivables through a credit company pursuant to an agreement whereby the credit company pays the Company after the credit company receives payment from the Company's customer. If the customer becomes bankrupt or insolvent or the receivable becomes 120 days past due, the credit company pays the Company 50% of the outstanding receivable. The credit company establishes maximum credit limits for each customer account. Substantially all accounts receivable are pledged as collateral under a bank financing agreement.

                   Despite the bankruptcy of several large retailers in recent years, the Company has not experienced any increase in its bad debts. Bad debts as a percentage of net sales were less than 0.1% in fiscal 1997.

                   On April 8, 1997, the Company amended and extended the terms of the agreement with the credit company. Under the new terms, in exchange for a reduction of the fees charged by the credit company, the term of the agreement was extended to March 2001.

         TRADEMARKS

                   The Company utilizes four principal registered trademarks which it owns: the name TOMMY HILFIGER [R], the Company's distinctive flag logo, the crest and the green eyelet the Company uses on certain of its products. Tommy Hilfiger Licensing, Inc. ("THLI"), a subsidiary of Tommy Hilfiger U.S.A. Inc. ("TH USA") which is a subsidiary of the Company, has registered these trademarks for use in the United States and has registered or applied for registration of these trademarks in numerous countries in North America, Europe, Asia, South America and elsewhere. The Company regards its trademarks and other proprietary rights as valuable assets in the marketing of its products. THLI is a party to an agreement with Mr. Hilfiger that restricts the sale, lease, license or other conveyance of THLI's trademarks, the amendment of the license agreement between THLI and TH USA or the creation of any lien on THLI trademarks without Mr. Hilfiger's consent until Mr. Hilfiger's death or his termination of employment with TH USA without the consent of TH USA.


         BACKLOG

                   The Company generally receives orders approximately three to five months prior to the time the products are delivered to stores. Thus, the Company's backlog of orders, which the Company believes, based on industry practice and past experience, will result in sales, at March 31, 1997 represents a significant portion of the Company's expected sales through September 30, 1997. At March 31, 1997, the Company's backlog of orders was approximately $283 million, compared to approximately $216 million at March 31, 1996. The Company's backlog depends upon a number of factors, including the timing of "market weeks" during which a significant percentage of the Company's orders are received and the timing of shipments. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

         SEASONALITY; UNCERTAINTIES IN APPAREL RETAILING

                   The Company's business is impacted by the general seasonal trends that are characteristic of many companies in the apparel industry in which sales and profits are highest in the fourth calendar quarter. However, due primarily to the significant growth that the Company has experienced, quarterly sales and profit trends and working capital requirements did not reflect the normal apparel industry seasonality. In future years, the Company expects its seasonal sales and profits will more closely reflect typical apparel and retail industry trends than they have in the past.

                   The apparel industry historically has been subject to substantial cyclical variations. Although the Company's recent results have not been substantially impacted by such variations, a recession in the general economy or uncertainties regarding future economic prospects that effect consumer spending habits could have a material effect on the Company's results of operations.

         COMPETITION

                   The men's sportswear segment of the apparel industry is highly competitive. Specifically, the Company encounters substantial competition in the designer men's sportswear business, including competition from Polo/Ralph Lauren, Nautica, Perry Ellis, Calvin Klein and Claiborne, as well as from certain non-designer lines. Some of the Company's competitors are significantly larger and more diversified, and have substantially greater resources, than the Company. The Company competes primarily on the basis of fashion, price, quality and service. The Company believes its competitive position depends upon its ability to anticipate and respond effectively to changing consumer demands and to offer fashion conscious customers a wide variety of high quality apparel at competitive prices.

                   The boyswear segment of the apparel industry is also highly competitive. The Company's competition in this market is primarily Polo/Ralph Lauren and certain non-designer lines. Consistent with its menswear product lines, the Company competes in the boyswear segment primarily on the basis of fashion, price, quality and service and believes that its competitive position depends upon its ability to anticipate and respond effectively to changing consumer demands.

         DEPENDENCE ON CUSTOMERS UNDER COMMON CONTROL

                   The Company's department store customers include major United States retailers, certain of which are under common ownership. When considered together as a group under common ownership, sales to the department store customers which were owned by Federated Department Stores, Dillard Department Stores, and The May Department Stores Company accounted for approximately 23%, 21%, and 16%, respectively, of fiscal 1997 net wholesale product sales. A decision by the controlling owner of a group of department stores to decrease the amount purchased from the Company or to cease carrying the Company's products could adversely affect the Company.

         EMPLOYEES

                   At March 31, 1997, the Company had approximately 1,130 full-time employees and 440 part-time employees. Virtually all of the Company's part-time employees were employed in the Company's specialty retail and outlet stores. None of the Company's employees is a member of a union. The Company considers its relations with its employees to be excellent.


         ITEM 2.   PROPERTIES

                   The principal executive offices of the Company are located at 6/F, Precious Industrial Centre, 18 Cheung Yue Street, Cheung Sha Wan, Kowloon, Hong Kong. TH USA's principal executive offices are located at 25 West 39th Street, New York, New York 10018.

                   The general location, use and approximate size of the principal properties which the Company currently occupies, all of which were leased as of March 31, 1997, except for the Hong Kong office space and a New York property which houses the Company's executive offices and its primary sales, marketing and licensing offices and its main sales and licensees' showrooms, are set forth below:

                                                                      Approximate
                                                                     Area in Square
         Location                   Use                                   Feet
         --------                   ---                             ----------------
         Hong Kong                  Executive offices and
                                    principal buying office              20,000

         New York, New York         TH USA headquarters and
                                    sales offices                       186,000

         Edison, New Jersey(1)      Administrative offices               19,000
         South Brunswick,           Warehouse distribution and
           New Jersey               administrative offices              360,000

         (1)The Company's warehouse space in Edison, New Jersey, which is maintained, operated and principally staffed by an independent contractor, is not included in the square footage description.

                   The Company operates 47 outlet stores, each averaging approximately 3,300 square feet, generally located in major outlet centers in the U.S., and the Company operates eight retail stores in metropolitan areas, each averaging approximately 3,800 square feet. The Company has entered into lease agreements for future stores of 20,000 square feet in Beverly Hills, California and 18,000 and 2,600 square feet, respectively, for two stores in London, England. In addition, the Company has two regional showrooms outside of New York City. All of such stores and showrooms are leased.

         ITEM 3.   LEGAL PROCEEDINGS

                   The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their businesses. In the opinion of the Company's management, the resolution of these matters will not have a material effect on its financial position or its results of operations.

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   Not Applicable


                                     PART II

         ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   MATTERS

                   The Company's Ordinary Shares, par value U.S. $0.01, are listed and traded on the New York Stock Exchange under the symbol "TOM." As of June 2, 1997, there were approximately 642 record holders of the outstanding Ordinary Shares.

                   The following table sets forth, for each of the periods indicated, the high and low sales prices per Ordinary Share as reported on the New York Stock Exchange Composite Tape.

                                                            High         Low
                                                            ----         ---
         Fiscal Year ended March 31, 1997
              First Quarter..............................  55 7/8       41 1/2
              Second Quarter.............................  59 3/8       41 3/4
              Third Quarter..............................  61 1/8       44 1/8
              Fourth Quarter.............................  59 1/8       42 1/2

         Fiscal Year ended March 31, 1996
              First Quarter..............................  29 1/8       20 5/8
              Second Quarter.............................  37 7/8       27 1/8
              Third Quarter..............................  45 3/4       29 5/8
              Fourth Quarter.............................  48           32 5/8


                   In the past two fiscal years, the Company has not paid any dividends. The Company anticipates that all of its earnings in the foreseeable future will be retained for the development and expansion of its business and, therefore, has no current plans to pay cash dividends. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, restrictions imposed by the Company's credit agreement, availability of dividends, receipt of funds in connection with repayment of loans to subsidiaries or advances from operating subsidiaries and other factors considered relevant by the Board of Directors of the Company. For certain restrictions on the Company's ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7.

         ITEM 6.   SELECTED FINANCIAL DATA

         SELECTED CONSOLIDATED FINANCIAL DATA

                   The following selected financial data have been derived from the Company's Consolidated Financial Statements. The information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto that appear elsewhere in this Annual Report and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

                                                           Fiscal Year Ended March 31,
                                                           --------------------------
                                                 1997      1996       1995       1994       1993
                                                 ----      ----       ----       ----       ----
                                                    (in thousands, except per share amounts)
         Statement of Operations Data:
         ----------------------------
         Net revenue.........................  $661,688  $478,131   $320,985   $227,201   $138,638
         Cost of goods sold..................   344,884   258,419    174,584    127,053     81,502
                                               --------  --------   --------   --------   --------
         Gross profit........................   316,804   219,712    146,401    100,148     57,136
         Selling, general and
           administrative expenses...........   190,976   132,270     85,954     58,702     33,156
                                               --------  --------   --------   --------   --------
         Income from operations..............   125,828    87,442     60,447     41,446     23,980
         Interest expense....................       761       754        207        317      1,348
         Investment income...................    (6,181)   (5,712)    (3,217)      (637)      (219)
                                               --------  --------   --------   --------   --------
         Income before income taxes and
           minority interest.................   131,248    92,400     63,457     41,766     22,851
         Provision for income taxes..........    44,866    30,900     22,742     16,422      8,220
         Minority interest in
           subsidiary (1)....................        --        --         --         --         25
                                               --------  --------   --------   --------   --------
         Net income..........................   $86,382   $61,500    $40,715    $25,344    $14,606
                                               ========  ========   ========   ========   ========
         Net income per share
           and share equivalents.............     $2.28     $1.65      $1.12       $.77       $.55
                                                  =====     =====      =====      =====      =====
         Weighted average shares and share
           equivalents outstanding...........    37,885    37,241     36,346     32,836     26,394
                                               ========   =======   ========   ========   ========

                                                                 As of March 31,
                                                                 ---------------
                                                 1997      1996       1995       1994       1993
                                                 ----      ----       ----       ----       ----
                                                                 (in thousands)
         Balance Sheet Data:
         ------------------
         Cash, cash equivalents and
           short-term investments...........   $109,908  $127,743    $86,031    $50,867    $18,671
         Working capital....................    270,667   238,439    165,261    110,589     53,748
         Total assets.......................    463,085   358,622    239,493    190,378     84,704
         Short-term borrowings..............      5,980    13,755     13,487     10,319      8,068
         Long-term debt.....................      1,510     1,789      2,064      2,341         --
         Shareholders' equity...............    397,464   301,338    209,024    161,715     68,700

         (1)Amounts represent dividends declared on Tommy Hilfiger, Inc.'s 10% cumulative preferred stock held by an affiliate of the Company. No dividends have been declared on the Ordinary
         Shares.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   All references to years relate to the fiscal year ended March 31 of such year.

         RESULTS OF OPERATIONS

                   The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the Company's consolidated statements of operations:

                                                Fiscal Year Ended March 31,
                                                ---------------------------
                                                1997        1996       1995
                                                ----        ----       ----
         Net revenue.....................      100.0%      100.0%     100.0%
         Cost of goods sold..............       52.1        54.0       54.4
                                               -----       -----      -----
         Gross profit....................       47.9        46.0       45.6
         Selling, general and
           administrative expenses.......       28.9        27.7       26.8
                                                ----        ----       ----
         Income from operations..........       19.0        18.3       18.8
         Interest expense................        0.1         0.2         --
         Investment income...............        0.9         1.2        1.0
                                                ----        ----       ----
         Income before income taxes......       19.8        19.3       19.8
         Provision for income taxes......        6.7         6.4        7.1
                                                ----        ----       ----
         Net income......................       13.1%       12.9%      12.7%
                                                ====        ====       ====

         Year Ended March 31, 1997 Compared to Year Ended March 31, 1996

                   The Company's net income increased to $86,382,000, or $2.28 per share, in 1997 from $61,500,000, or $1.65 per share, in 1996. This represents an improvement of $24,882,000 or 40.5%. As a percentage of net revenue, net income increased to 13.1% in 1997 from 12.9% in 1996.

                   Net revenue increased 38.4% to $661,688,000 in 1997 from $478,131,000 in 1996. This increase is a result of improvements in each of the Company's wholesale, retail, and licensing and buying agency divisions, as outlined below.

                   Wholesale net revenue increased to $479,307,000 in 1997 from $381,239,000 in 1996, an improvement of 25.7%. This improvement includes a 23.9% increase in menswear wholesale sales, to $405,319,000 in 1997 from $327,189,000 in 1996, and a
         36.9% increase in boyswear wholesale sales, to $73,988,000 in 1997 from $54,050,000 in 1996. These increases were primarily due to volume increases as a result of increased sales to existing customers, opening new in-store shops and fixtured areas, and the expansion of certain existing shops. The number of men's in-store shops increased to 1,046 at March 31, 1997 from 866 at March 31, 1996 while the number of boyswear fixtured areas increased to 1,069 at March 31, 1997 from 872 at March 31, 1996. In addition to the volume increase, the change in product mix of the Company's wholesale sales resulted in a higher average unit selling price. Of the total wholesale sales increase, approximately 67% was due to volume and approximately 33% was due to the increased average unit selling price.

                   Net revenue in the Company's retail division increased 81.6% to $149,312,000 in 1997 from $82,212,000 in
         1996. This improvement was due to an increase in the number of stores open as well as increased sales at existing stores. Of the total increase of $67,100,000, $31,503,000 was attributable to new retail stores opened during 1997. The total number of retail stores open as of March 31, 1997 and 1996 was 55 and 44, respectively.

                   Net revenue from licensing royalties and buying agency commissions increased 125.3% to $33,069,000 in 1997 from $14,680,000 in 1996. This increase reflects the incremental revenue associated with newly licensed products and a general increase in sales from existing licensees and buying agency services. Of this increase, approximately 35% was due to products introduced under new licenses in 1997 while the balance was due to licenses existing as of March 31, 1996.

                   Gross profit improved to 47.9% of net revenue in 1997 from 46.0% of net revenue in 1996. This increase was attributable to the increases in retail operations and royalties and buying agency commissions, each of which had higher percentage revenue increases, and which produce higher margins, than wholesale operations. In addition, wholesale margins have increased due primarily to the change in mix of products sold.

                   Selling, general and administrative expenses increased as a percentage of net revenue to 28.9% in 1997 from 27.7% in 1996. The increased percentage was due to an increase in marketing and advertising expense to promote and enhance the brand name and the image of the Company's products. Selling, general and administrative expenses increased to $190,976,000 in 1997 from $132,270,000 in 1996. This increase was principally due to increased volume-related expenses to support the higher revenue and the increased marketing and advertising expenses mentioned above.

                   The provision for taxes increased to 34.2% of income before taxes in 1997 from 33.4% in 1996. This increase was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject.

         Year Ended March 31, 1996 Compared to Year Ended March 31, 1995

                   Net income for 1996 improved to $61,500,000, or $1.65 per share, from $40,715,000, or $1.12 per share, in 1995. This represented an increase of $20,785,000 or 51.0%. In addition, net income as a percentage of net revenue increased to 12.9% in 1996 from 12.7% in 1995.

                   The Company's net revenue for 1996 increased to $478,131,000, compared to $320,985,000 in 1995. This improvement of 49.0% reflects the increased demand for the Company's products. Substantially all of the wholesale sales increase was due to volume increases, which in turn were primarily the result of the continuing expansion of the in-store shop program. The number of men's in-store shops increased to 866 at March 31, 1996 from 658 at March 31, 1995 and the number of boyswear fixtured areas increased to 872 at March 31, 1996 from 486 at March 31, 1995. Increased sales to existing and new customers and new store locations also contributed to the wholesale sales increase. Menswear wholesale sales improved $72,312,000 or 28.4% from $254,877,000 in 1995 to $327,189,000 in 1996 while boyswear wholesale sales improved $21,815,000 or 67.7% from $32,235,000 in 1995 to
         $54,050,000 in 1996.

                   The Company's retail division also contributed to the increased revenue level. Retail revenue increased $54,666,000 or 198.5% from $27,546,000 in 1995 to $82,212,000 in 1996.
         This increase was due to the addition of 18 new stores during 1996 as well as increased revenue in existing stores. Of the total increase, $22,645,000 was attributable to new retail stores opened in 1996. At March 31, 1996, a total of 44 stores were open.

                   Net revenue from licensing royalties and buying agency commissions increased 132.0% from $6,327,000 in 1995 to $14,680,000 in 1996. This improvement principally resulted from an increase in sales of existing licensed products as well as the introduction of several new licensed products, including a men's fragrance, robes and sleepwear, and golfwear. Of this increase, approximately 37% was due to products introduced under new licenses in 1996 while the balance was due to licenses existing as of March 31, 1995.

                   Gross profit as a percentage of net revenue increased from 45.6% in 1995 to 46.0% in 1996. This increase was primarily attributable to the relative increase in retail operations and royalties and buying agency commissions, all of which produce higher margins than wholesale operations. Offsetting this increase was a decrease in wholesale margins which was principally the result of an increase in the relative level of boyswear products which generally produce lower margins than menswear, the mix of products and an overall increase in product costs.

                   Selling, general and administrative expenses increased to $132,270,000 in 1996 from $85,954,000 in 1995.
         This increase was primarily attributable to increased volume related expenses necessary to support the increase in revenue of the Company's wholesale and retail operations. In addition, depreciation and amortization increased due to the greater number of in-store shops. As a percentage of net revenue, selling, general and administrative expenses increased to 27.7% from 26.8% due to the continued expansion of the Company's retail division, which operates at a higher cost structure than its wholesale operations, and a one time charge of $2,350,000 taken by the Company to reflect the current cost of a consulting agreement with a former executive.

                   The provision for income taxes decreased to 33.4% of income before taxes in 1996 from 35.8% in 1995. The decrease was primarily attributable to the relative level of earnings in various taxing jurisdictions to which the Company's earnings are subject.


         LIQUIDITY AND CAPITAL RESOURCES

                   The Company's primary funding requirements are to finance working capital and the continued growth of the business. This includes primarily the purchase of inventory in anticipation of increased sales of the wholesale and retail divisions as well as capital expenditures related to the expansion of the menswear in-store shop and boyswear fixtured area programs and additional retail stores. The Company's sources of liquidity are cash on hand, cash from operations and the Company's available credit.

                   The Company's cash and cash equivalents balance has decreased from $127,743,000 at March 31, 1996 to $109,908,000 at March 31, 1997. The principal reason for this decrease is capital expenditures, including the Company's purchase of the property which houses its executive offices along with its primary sales, marketing and licensing offices and its main sales and licensees' showrooms for approximately $25,875,000, offset in part, by cash provided by operations.

                   Net cash provided by operating activities in 1997 was $64,435,000, an increase of $24,776,000 over the 1996 amount of $39,659,000. The primary factor that contributed to this increase was the increase in net income before depreciation and amortization offset, in part, by an increase in working capital. The increase in working capital was principally due to a higher inventory level which is the result of a planned build-up in anticipation of the summer and fall seasons of fiscal 1998 and the increased retail division inventory due to the greater number of stores, as well as an increase in Core inventory to meet the demands of the Company's replenishment business. Inventory increased from $81,428,000 at March 31, 1996 to $123,847,000 at March 31, 1997, an increase of
         $42,419,000 or 52.1%.

                   Capital expenditures were $83,960,000 in 1997, compared with $28,694,000 in 1996. The increase in capital expenditures was primarily related to the purchase of the property mentioned above as well as the expansion of the Company's in-store shop and fixtured area programs. The Company has continued to install new in-store shops and fixtured areas, as well as expand several shops which were previously open. The Company installed 377 menswear in-store shops and boyswear fixtured areas during 1997 and 594 menswear in-store shops and boyswear fixtured areas during 1996. Additionally, the Company opened 11 outlet stores in 1997.

                   In July 1996, the Company entered into an amended and restated revolving credit agreement (the "Credit Agreement") effective April 1, 1996. The Credit Agreement, which expires in June 1999, provides for direct borrowings, bankers acceptances and letters of credit of amounts ranging from $100,000,000 in fiscal 1997 to $150,000,000 in fiscal 1999.
         Available borrowings are subject to the timed increase of availability under the Credit Agreement and are based upon eligible accounts receivable, inventory and open letters of credit. As of March 31, 1997, $100,000,000 was available for utilization under the Credit Agreement, of which

         $66,822,000 had been used to open letters of credit. Obligations under the Credit Agreement are collateralized by substantially all the assets of the Company's U.S. operations. Direct borrowings under the Credit Agreement, which are limited to $60,000,000, accrue interest at varying interest rates.

                   At March 31, 1997, total short-term borrowings of $5,980,000 consisted of open letters of credit for inventory purchased of $5,705,000 and the current portion of mortgage debt payable of $275,000. Additionally, at March 31, 1997, TH USA was contingently liable for unexpired bank letters of credit of $61,117,000 related to commitments of TH USA to suppliers for the purchase of inventories and leases.

                   The Credit Agreement contains various covenants. Among other matters, the Credit Agreement includes certain restrictions upon capital expenditures, investments, indebtedness, loans and advances and transactions with related parties. In addition, the Credit Agreement prohibits certain of the Company's operating subsidiaries, which are borrowers or guarantors under the Credit Agreement, from paying dividends. Because THC is a holding company, dividends or other advances from its subsidiaries will be required to fund any cash dividends to holders of Ordinary Shares. The Credit Agreement also requires the maintenance of minimum tangible net worth and interest coverage ratios. The Company was in compliance with all covenants under the Credit Agreement as of, and for the year ended, March 31, 1997.

                   Cash requirements in 1998 will primarily include capital expenditures relating to the in-store shop and fixtured area programs and the opening of approximately eight additional outlet stores and one additional specialty retail store, as well as the flagship stores in Beverly Hills, California and London, England. The amount of total committed capital expenditures at March 31, 1997, including expenditures relating to these projects, was approximately $14,000,000. The Company believes the amount of capital expenditures for 1998 will be consistent with 1997 and intends to fund cash requirements in 1998 and future years from available cash balances, internally generated funds and available credit. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

         INFLATION

                   The Company does not believe that the relatively moderate rates of inflation experienced over the last few years in the United States, where it primarily competes, have had a significant effect on its net revenue or profitability. Higher rates of inflation have been experienced in a number of foreign countries in which the Company's products are manufactured but have not had a material effect on the Company's net revenue or profitability. The Company has been able to partially offset its cost increases by increasing prices or changing suppliers.

         EXCHANGE RATES

                   The Company receives United States dollars for substantially all of its product sales and its licensing revenues. Inventory purchases from contract manufacturers throughout the world are denominated in United States dollars; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company's inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         Earnings Per Share. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share. Management of the Company believes that adoption of Statement No. 128, which is required for fiscal year 1998, will not have a material impact on the Company's earnings per share calculation.

         Disclosure of Information about Capital Structure. In February 1997, the FASB issued Statement No. 129, Disclosure of Information about Capital Structure, which requires an entity to explain the pertinent rights and privileges of its various securities outstanding. Management of the Company believes that adoption of Statement No. 129 will not have a significant impact on the Company's present disclosure.


         SAFE HARBOR STATEMENT

         Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. In addition to the historical information contained herein, there are matters discussed which are hereby identified as "forward-looking statements" for purposes of the Safe Harbor Statement. These forward-looking statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements

         Report of Independent Accountants

         Consolidated Statements of Operations for the years ended March 31, 1997, 1996, 1995

         Consolidated Balance Sheets as of March 31, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996 and 1995

         Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Page

         Report of Independent Accountants......................    F-2

         Consolidated Statements of Operations
         for the years ended March, 31, 1997, 1996 and 1995.....    F-3

         Consolidated Balance Sheets as of
         March 31, 1997 and 1996................................    F-4

         Consolidated Statements of Cash Flows
         for the years ended March 31, 1997,
         1996, and 1995.........................................    F-5

         Consolidated Statements of Changes
         in Shareholders' Equity for the years
         ended March 31, 1997, 1996, and 1995...................    F-6

         Notes to Consolidated Financial Statements.............    F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS



         To the Board of Directors and Shareholders of Tommy Hilfiger Corporation

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Tommy Hilfiger Corporation and its subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


         /s/ PRICE WATERHOUSE LLP

         PRICE WATERHOUSE LLP
         New York, New York
         May 21, 1997

                            TOMMY HILFIGER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                      For The Fiscal Year Ended March 31,
                                      -----------------------------------
                                           1997      1996      1995
                                           ----      ----      ----
         Net revenue.................... $661,688  $478,131  $320,985

         Cost of goods sold.............  344,884   258,419   174,584
                                         --------  --------  --------

         Gross profit...................  316,804   219,712   146,401
         Selling, general and
           administrative expenses......  190,976   132,270    85,954
                                         --------  --------  --------

         Income from operations.........  125,828    87,442    60,447

         Interest expense...............      761       754       207
         Investment income..............    6,181     5,712     3,217
                                            -----     -----     -----

         Income before income taxes.....  131,248    92,400    63,457

         Provision for income taxes.....   44,866    30,900    22,742
                                         --------  --------  --------

         Net income.....................  $86,382   $61,500   $40,715
                                         ========  ========  ========

         Earnings per share and
           share equivalents............ $   2.28  $   1.65  $   1.12
                                         ========  ========  ========
         Weighted average shares and
           share equivalents
           outstanding..................   37,885    37,241     36,346
                                         ========  ========   ========



           See accompanying Notes to Consolidated Financial Statements.

                            TOMMY HILFIGER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                        As of March 31,
                                                        ---------------
                                                        1997       1996
                                                        ----       ----
         ASSETS
         Current assets
             Cash and cash equivalents............    $109,908   $127,743
             Accounts receivable..................      79,984     68,402
             Inventories..........................     123,847     81,428
             Other current assets.................      18,614     13,484
                                                      --------    -------

                 Total current assets.............     332,353    291,057

         Property and equipment, at cost,
             less accumulated depreciation
             and amortization.....................     121,540     57,845
         Other assets.............................       9,192      9,720
                                                         -----      -----

                 Total Assets.....................    $463,085   $358,622
                                                      ========   ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities
             Short-term borrowings................      $5,980    $13,755
             Accounts payable.....................       5,996      9,454
             Accrued expenses and other
                 current liabilities..............      49,710     29,409
                                                      --------   --------

                 Total current liabilities........      61,686     52,618

         Other liabilities........................       2,425      2,877
         Long-term debt...........................       1,510      1,789

         Shareholders' equity
             Preference Shares, $0.01 par
                 value-shares authorized
                 5,000,000; none issued...........          --         --
             Ordinary Shares, $0.01 par value-shares
                 authorized 50,000,000; issued and
                 outstanding 37,249,529 and
                 36,879,924 respectively..........         372        369
             Capital in excess of par value.......     165,032    155,294
             Retained earnings....................     232,015    145,633
             Cumulative translation adjustment....          45         42
                                                      --------   --------

                 Total shareholders' equity.......     397,464    301,338

         Commitments and contingencies                --------   --------

                 Total Liabilities and Shareholders'
                 Equity...........................    $463,085   $358,622
                                                      ========   ========

            See accompanying Notes to Consolidated Financial Statements.

                            TOMMY HILFIGER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                   For The Fiscal Year Ended March 31,
                                                   -----------------------------------
                                                        1997      1996      1995
                                                        ----      ----      ----
         Cash flows from operating activities
           Net income..............................    $86,382   $61,500   $40,715
           Adjustments to reconcile net
             income to net cash provided
             by operating activities
               Depreciation and amortization.......     20,842    13,439     9,308
               Deferred income taxes...............     (4,428)   (6,287)     (845)
               Stock compensation expense..........         --        60       140
               Realized and unrealized
               losses on investments...............         --        --       473
               Equity in loss (gain) of
               equity investee.....................         --       143       (61)
               Changes in operating assets
               and liabilities (Increase)
               decrease in assets
                 Accounts receivable...............    (11,582)  (17,917)   (4,413)
                 Inventories.......................    (42,419)  (29,419)  (17,195)
                 Other assets......................       (751)   (5,805)      814
               Increase (decrease) in
                 liabilities
                 Accounts payable..................     (3,458)    7,356     2,870
                 Accrued expenses and other
                  liabilities......................     19,849    16,589    (4,009)
                                                        ------    ------     -----

             Net cash provided by
               operating activities................     64,435    39,659    27,797
                                                        ------    ------    ------

         Cash flows from investing
         activities
           Purchases of property and
             equipment.............................    (83,960)  (28,694)  (20,042)
           Purchases of investments................         --  (101,138) (134,360)
           Maturities and sales of
             investments...........................         --   151,352   114,876
           Other ..................................         --        --       277
                                                       -------   -------   -------

             Net cash (used in) provided
               by investing activities.............    (83,960)   21,520   (39,249)
                                                       -------    ------   -------

         Cash flows from financing
           activities
           Proceeds from the exercise
             of employee stock options.............      3,929    13,027     5,115
           Tax benefit from exercise
             of stock options......................      5,812    17,715     3,577
           Acquisition of treasury stock...........         --        --    (2,441)
           Short-term bank (repayments)
             borrowings............................     (7,775)      268     3,168
           Payments on long-term debt..............       (279)     (275)     (277)
           Other ..................................          3        12       (18)
                                                       -------   -------    ------

             Net cash provided by
               financing activities................      1,690    30,747     9,124
               Net (decrease) increase
               in cash.............................    (17,835)   91,926    (2,328)
         Cash and cash equivalents,
           beginning of year.......................    127,743    35,817    38,145
                                                       -------    ------    ------
         Cash and cash equivalents, end
           of year.................................   $109,908  $127,743   $35,817
                                                      ========  ========   =======

                 See accompanying Notes to Consolidated Financial Statements.

                            TOMMY HILFIGER CORPORATION
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               Unearned   Cumulative                Total
                                                      Capital in                 stock      trans-                  share-
                                            Ordinary   excess of   Retained     compen-     adjust-     Treasury   holders'
                                             Shares    par value   earnings     sation       ment         stock     equity
                                            --------  ----------   --------    --------   ----------    --------   --------
         BALANCE, MARCH 31, 1994..........   $346      $116,944     $44,900     ($490)         $15          --      $161,715
           Net income.....................                           40,715                                           40,715
           Ordinary shares
             obtained for treasury,
               118,576 shares.............                                                               ($2,441)     (2,441)
           Exercise of employee
           stock options..................      6         4,148      (1,482)                               2,441       5,113
           Tax benefit from exercise
           of stock options...............                3,577                                                        3,577
           Increase in value of
           proportionate interest
             in subsidiary................                  190                                                          190
           Amortization of unearned stock
             compensation.................                                        140                                    140
           Translation adjustment.........                                                      15                        15
                                              ---       -------      ------      ----         ----          ----     -------
         BALANCE, MARCH 31, 1995..........    352       124,859      84,133      (350)          30            --     209,024
           Net income.....................                           61,500                                           61,500
           Exercise of employee
             stock options................     17        13,010                                                       13,027
           Tax benefit from
             exercise of stock
             options......................               17,715                                                       17,715
           Amortization of
             unearned stock
             compensation.................                 (290)                  350                                     60
           Translation adjustment.........                                                      12                        12
                                              ---       -------     -------      ----         ----         -----     -------
         BALANCE, MARCH 31, 1996..........    369       155,294     145,633        --           42            --     301,338
           Net income.....................                           86,382                                           86,382
           Exercise of employee
             stock options................      3         3,926                                                        3,929
           Tax benefit from exercise
             of stock options.............                5,812                                                        5,812
           Translation adjustment.........                                                       3                         3
                                              ---       -------     -------      ----         ----          ----    --------
         BALANCE, MARCH 31, 1997..........   $372      $165,032    $232,015        --        $  45            --    $397,464
                                             ====      ========    ========      ====         ====          ====    ========

              See accompanying Notes to Consolidated Financial Statements

                            TOMMY HILFIGER CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)  Basis of Presentation

                   The consolidated financial statements include the accounts of Tommy Hilfiger Corporation ("THC") and all majority-owned subsidiaries, including Tommy Hilfiger U.S.A., Inc. ("TH USA"), Tommy Hilfiger Licensing, Inc. ("THLI"), Tommy Hilfiger Retail, Inc. ("THR"), Tommy Hilfiger Flagship Stores, Inc., Tommy Hilfiger (Eastern Hemisphere) Limited ("THEH"), Tommy Hilfiger (HK) Limited ("THHK") and, through June 30, 1996, Tommy Hilfiger Nippon Co., Ltd. ("THN"), as well as THN's 49% interest in Tommy Hilfiger Japan Co., Ltd. ("TH Japan") (collectively "the Company").

         (b)  Organization and Business

                   THC was incorporated as a British Virgin Islands company in June 1992 and acts as a holding company for each of the following operating subsidiaries.

                   TH USA designs and imports men's sportswear and boyswear for wholesale distribution under the trademark license agreement with THLI described below.

                   THLI licenses the use of the TOMMY HILFIGER
         [R] trademarks to TH USA, THR and other affiliates and non affiliates. These agreements grant the licensee exclusive rights for use of the trademarks for specified products in specified geographical areas.

                   THR commenced operations in April 1993 and as of March 31, 1997 operated 55 retail stores.

                   THEH and THHK act as commissioned buying agents for TH USA, THR and certain other of THLI's licensees.

                   THN was a 90% owned subsidiary and acted as a holding company for the Company's interest in TH Japan, a joint venture with Itochu, Ltd. TH Japan had licensed the rights to manufacture and distribute the majority of the Company's products in Japan from THLI and, in turn, sublicensed these rights to various Japanese companies. The joint venture terminated on June 30, 1996 and THN was dissolved in November 1996.

         (c)  Basis of Consolidation

                   All significant intercompany balances and transactions have been eliminated. The Company accounted for its interest in TH Japan on the equity basis.

         (d)  Cash, and Cash Equivalents and Investments

                   The Company considers all financial instruments purchased with original maturities of three months or less to be cash equivalents.

                   Short-term investments include investments with an original maturity of greater than three months and a remaining maturity of less than one year. These investments are carried at market value and are classified as trading securities.

                   In determining realized gains and losses, the cost of securities sold is based upon specific identification.

         (e)  Inventories

                   Inventories are valued at the lower of cost (weighted average method) or market.

         (f)  Property and Equipment

                   Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to twenty-five years. Leasehold improvements are amortized using the straight-line method over the lesser of the terms of the leases or the estimated useful lives of the assets. The Company's share of the cost of constructing in-store shop displays is capitalized and amortized using the straight-line method over their estimated useful lives. These costs are included in "Furniture and fixtures". Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred.

         (g)  Income Taxes

                   The Company has recorded its provision for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates.

         (h)  Earnings Per Share and Share Equivalents

                   During fiscal 1995, the Company announced that its Board of Directors approved a two-for-one stock split, effected in the form of a 100% stock dividend, payable to shareholders of record at the close of business on December 27, 1994.
         Earnings per share and share equivalents for all periods presented reflect the stock split.

         (i)  Revenues

                   Net revenues from wholesale product sales are recognized upon shipment of products to customers. Allowances for estimated returns and discounts are provided when sales are recorded. Retail store revenues are recognized at the time of sale. Licensing royalties and buying agency fees are recognized as earned.

                   Net wholesale sales to major customers, based upon their ownership at March 31, 1997, as a percentage of total net wholesale sales for the three-year period ended March 31, 1997 were as follows:

                                         Fiscal Year Ended March 31,
                                         ---------------------------
                                       1997         1996        1995
                                       ----         ----        ----
                  Customer A            23%          22%         22%
                  Customer B            21%          21%         23%
                  Customer C            16%          14%         14%

         (j)  Foreign Currency Translation

                   The consolidated financial statements of the Company are prepared in United States dollars as this is the currency of the primary economic environment in which the Company operates, and substantially all of its revenues are received and expenses are disbursed in United States dollars. The financial statements of non-United States entities are translated into United States dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52. Under this translation method, adjustments resulting from translating the financial statements of the non-United States entities are recorded in shareholders' equity.

         (k)  Segment Information

                   The Company is engaged in principally one industry segment, the design, importation and distribution of men's sportswear and childrenswear.

                   Substantially all of the Company's net revenue and income from operations are derived from, and identifiable assets (other than the collateralized time deposits mentioned in Note 4 which are located in Hong Kong) are located in, the United States and, therefore, constitute foreign operations in that the Company is incorporated in the British Virgin Islands.

         (l)  Fair Value of Financial Instruments

                   The fair values of short-term borrowings and long-term debt approximate their carrying values as these financial instruments bear interest at variable market rates. The fair value of the Company's other monetary assets and liabilities approximate carrying value due to the relatively short-term nature of these items.

         (m)  Advertising Costs

                   Advertising costs are charged to operations when incurred and totaled $19,651,000, $7,929,000 and $7,358,000 during the years ended March 31, 1997, 1996 and 1995, respectively.

         (n)  Use of Estimates

                   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


         NOTE 2 - ACCOUNTS RECEIVABLE

                   TH USA collects substantially all of its receivables through a credit company pursuant to an agreement whereby the credit company pays TH USA after the credit company receives payment from the Company's customer. If the customer becomes bankrupt or insolvent or the receivable becomes 120 days past due, the credit company pays TH USA 50% of the outstanding receivable. The credit company establishes maximum credit limits for each customer account. Substantially all accounts receivable are pledged as collateral under a bank financing agreement.

         NOTE 3 - INVENTORIES

              Inventories are summarized as follows:

                                                      March 31,
                                                      ---------
                                                1997            1996
                                                ----            ----

         Finished goods.................    $122,237,000     $80,210,000
         Raw materials..................       1,610,000       1,218,000
                                              ----------      ----------
                                            $123,847,000     $81,428,000
                                            ============     ===========


         NOTE 4 - CASH EQUIVALENTS AND INVESTMENTS

                   Cash equivalents consist of collateralized time deposits and have original maturities of less than three months. As of March 31, 1997, cash equivalents in the Consolidated Balance Sheet include $94,520,000 of time deposits. At March 31, 1997, such investments are earning interest at rates ranging from 5.16% to 5.31%.

                   Investment income is comprised of the following:


                                            Fiscal Year Ended March 31,
                                            ---------------------------
                                        1997           1996           1995
                                        ----           ----           ----

         Interest income..........   $6,181,000     $5,712,000     $3,690,000
         Net realized losses......           --             --       (473,000)
                                     ----------     ----------     ----------
         Investment income........   $6,181,000     $5,712,000     $3,217,000
                                     ==========     ==========     ==========


         NOTE 5 - PROPERTY AND EQUIPMENT

                   Property and equipment consists of the following:


                                                      March 31,
                                                      ---------
                                                1997            1996
                                                ----            ----

         Furniture and fixtures.........     $88,507,000     $55,880,000
         Leasehold improvements.........      27,924,000      19,239,000
         Buildings and land.............      37,885,000       3,128,000
         Machinery and equipment........      16,263,000       8,372,000
                                            ------------     -----------
                                             170,579,000      86,619,000
         Less:  accumulated depreciation
           and amortization.............      49,039,000      28,774,000
                                            ------------    ------------
                                            $121,540,000     $57,845,000
                                            ============    ============


         NOTE 6 - SHORT-TERM BORROWINGS

                   In July 1996, the Company entered into an amended and restated credit agreement (the "Credit Agreement") effective April 1, 1996. The Credit Agreement, which expires in June 1999, provides for direct borrowings, bankers acceptances and letters of credit of amounts ranging from $100,000,000 in fiscal 1997 to $150,000,000 in fiscal 1999. Available borrowings under the Credit Agreement are subject to the timed increase of availability under the Credit Agreement and are based upon eligible accounts receivable, inventory and open letters of credit. As of March 31, 1997, $100,000,000 was available for utilization under the Credit Agreement, of which $66,822,000 had been used to open letters of credit. Obligations under the Credit Agreement are collateralized by substantially all the assets of the Company's U.S. operations. Direct borrowings under the Credit Agreement, which are limited to $60,000,000, accrue interest at varying interest rates.

                   At March 31, 1997, total short-term borrowings of $5,980,000 consisted of open letters of credit for inventory purchased of $5,705,000 and the current portion of mortgage debt payable of $275,000.

                   The Credit Agreement contains various covenants. Among other matters, the Credit Agreement includes certain restrictions upon capital expenditures, investments, indebtedness, loans and advances and transactions with related parties. In addition, the Credit Agreement prohibits certain of the Company's operating subsidiaries, which are borrowers or guarantors under the Credit Agreement, from paying dividends. Because THC is a holding company, dividends or other advances from its subsidiaries will be required to fund any cash dividends to holders of Ordinary Shares. The Credit Agreement also requires the maintenance of minimum tangible net worth and interest coverage ratios.

                   The Company was in compliance with all covenants under the Credit Agreement as of, and for the year ended, March 31, 1997.

         NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                   Accrued expenses and other current liabilities are comprised of the following:


                                                      March 31,
                                                      ---------
                                                1997            1996
                                                ----            ----

         Accrued compensation...........     $15,734,000     $12,393,000
         Accrued marketing..............       6,369,000       1,576,000
         Other..........................      27,607,000      15,440,000
                                              ----------      ----------
                                             $49,710,000     $29,409,000
                                             ===========     ===========


         NOTE 8 - LONG-TERM DEBT

                   In connection with the purchase of real estate, THEH obtained a ten-year, $2,746,000 mortgage. The debt, payable in equal quarterly installments through August 2003, is secured by the property and accrues interest at the Hong Kong prime lending rate, which was 8.5% at March 31, 1997.


         NOTE 9 - COMMITMENTS AND CONTINGENCIES

         (a)  Leases

                   The Company leases office, warehouse and showroom space, retail stores and office equipment under operating leases which expire not later than 2023. The Company normalizes fixed escalations in rental expense under its operating leases. Minimum annual rentals under non-cancelable operating leases, excluding operating cost escalations and contingent rental amounts based upon retail sales, are payable as follows:


                   Fiscal Year Ending March 31,
                   ----------------------------
                        1998......................   $8,753,000
                        1999......................   10,635,000
                        2000......................   10,440,000
                        2001......................    8,402,000
                        2002......................    7,169,000
                        Thereafter................   50,687,000

                   Rent expense was $8,911,000, $5,768,000 and
         $2,282,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

         (b)  Letters of credit

                   TH USA is contingently liable for unexpired bank letters of credit at March 31, 1997 of $57,061,000 related to commitments for the purchase of inventories and $4,056,000 related to leases.

         (c)  Commitments

                   At March 31, 1997, the Company had entered into capital commitments primarily related to construction projects of approximately $14,000,000.

         (d)  Legal matters

                   The Company is from time to time involved in routine legal matters incidental to its business. In the opinion of the Company, based on advice of counsel, the resolution of such matters will not have a material effect on the financial position or the results of operations of the Company.


         NOTE 10 - INCOME TAXES

                   The components of the provision for income taxes are as follows:


                                               Fiscal Year Ended March 31,
                                               ---------------------------
                                            1997          1996         1995
                                            ----          ----         ----
         Current:
            U.S. Federal..............  $39,276,000   $29,100,000  $18,516,000
            State and Local...........    6,688,000     6,238,000    3,693,000
            Non-U.S...................    3,330,000     1,849,000    1,378,000
                                        -----------   -----------  -----------
                                         49,294,000    37,187,000   23,587,000
                                        -----------   -----------  -----------
         Deferred:
            U.S. Federal..............   (3,724,000)   (4,940,000)    (664,000)
            State and Local...........     (737,000)   (1,347,000)    (183,000)
            Non-U.S...................       33,000            --        2,000
                                        -----------   -----------  -----------
                                        (44,428,000)   (6,287,000)    (845,000)
                                        -----------   -----------  -----------
         Provision for income taxes...  $44,866,000   $30,900,000  $22,742,000
                                        ===========   ===========  ===========

                   Significant components of the Company's deferred tax assets are summarized as follows:

                                                            March 31,
                                                            ---------
                                                      1997           1996
                                                      ----           ----
         Deferred tax assets - current:
            Inventory costs.....................   $5,054,000     $3,457,000
            Allowances for doubtful accounts
               and sales discounts..............    2,415,000      3,191,000
               Accrued compensation.............    1,580,000             --
            Other items, net....................    3,070,000      1,464,000
                                                  -----------    -----------
                                                   12,119,000      8,112,000
         Deferred tax assets - non-current:
            Depreciation and amortization.......    2,335,000      1,914,000
                                                  -----------    -----------
                                                    2,335,000      1,914,000
                                                  -----------    -----------
         Total deferred tax assets..............  $14,454,000    $10,026,000
                                                  ===========    ===========

                   The U.S. and non-U.S. components of income before income taxes are as follows:

                                               Fiscal Year Ended March 31,
                                               ---------------------------

                                            1997          1996         1995
                                            ----          ----         ----
         U.S.......................    $104,671,000   $71,606,000  $51,789,000
         Non-U.S...................      26,577,000    20,794,000   11,668,000
                                       ------------   -----------  -----------
                                       $131,248,000   $92,400,000  $63,457,000
                                       ============   ===========  ===========

                   The provision for income taxes differs from the amounts computed by applying the applicable U.S. federal statutory rates to income before taxes as follows:

                                                       Fiscal Year Ended March 31,
                                                       ---------------------------
                                                    1997          1996         1995
                                                    ----          ----         ----
         Provision for income taxes at the
            U.S. federal statutory rate.......  $45,937,000   $32,340,000  $22,210,000
         State and local income taxes, net
            of federal benefits...............    3,868,000     3,179,000    2,281,000
         Non-U.S. income taxed at different
            rates.............................   (6,350,000)   (5,612,000)  (2,821,000)
         Other................................    1,411,000       993,000    1,072,000
            ..................................  -----------   -----------  -----------
         Provision for income taxes..........   $44,866,000   $30,900,000  $22,742,000
                                                ===========   ===========  ===========

                   THC is not taxed on income in the British Virgin Islands ("BVI") where it is incorporated. THC's subsidiaries are subject to taxation in the jurisdictions in which they operate.

                   Provision has not been made for taxes on undistributed non-BVI, non-U.S. earnings of $121,642,000 at March 31, 1997, as those earnings will continue to be reinvested. As a result of various tax planning strategies available to the Company, it is not practical to estimate the amount of tax, if any, that might be payable on the eventual remittance of such earnings.

         NOTE 11 - RELATED PARTIES

                   Effective February 1, 1997, the Company entered into a licensing agreement with Pepe Jeans London Corporation ("Pepe") to distribute the Company's men's and boys sportswear (excluding jeanswear and jeans related apparel) throughout the European market. Under this agreement, the licensee pays THLI a royalty based on a percentage of the value of licensed products sold by Pepe. Except with the approval of THLI, all products sold by or through Pepe must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. The distribution of products under this arrangement is expected to begin in Fall 1997.

              Effective June 30, 1996, the Company's joint venture arrangement with TH Japan covering the Company's Japanese operations expired. Effective July 1, 1996, the Company entered into an exclusive license agreement for Japan with Novel-ITC Licensing Limited ("NIL"), a related party. Under the license agreement, NIL pays THLI a royalty based on a percentage of the value of licensed products sold by NIL's sublicensee. Except with the approval of THLI, all products sold by or through NIL or its sublicensee must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them.

         Pursuant to this new arrangement, royalties and commissions totaled $2,745,000 during fiscal 1997. Pursuant to the prior arrangement, royalties and commissions totaled $488,000 in fiscal 1997, $1,939,000 in fiscal 1996 and $1,222,000 in fiscal
         1995.

                   Effective October 1, 1995, the Company entered into a license agreement with a related party, AIHL Investment Group Limited (formerly SEL International Investments Corp.)
         ("AIHL"), the parent of Pepe, for the manufacture, sale and distribution of men's, women's and girls' jeanswear and jeans related apparel (which includes women's and girls' casualwear) bearing the TOMMY HILFIGER [R] registered trademarks. Other assets in the Consolidated Balance Sheet include a non-interest bearing note receivable from AIHL in connection with this transaction. The note, which has a face value of $5,000,000, and is due on September 30, 2000, is recorded at its present value of $3,735,000 at March 31, 1997 and $2,874,000 at March 31,
         1996. Under this license agreement, the Company receives royalties from subsidiaries of Pepe based upon a percentage of net sales of licensed products. The fiscal 1997 and 1996 results of operations include $9,963,000 and $1,915,000 of such royalties. Net sales included in the Consolidated Statements of Operations for these licensed products prior to this agreement were $12,370,000 in fiscal 1996 and $9,104,000 in fiscal 1995.
         In addition, in connection with this license, a subsidiary of Pepe leases certain space at the Company's U.S. headquarters, for which rent of $214,000 was received by the Company in fiscal 1997.

                   In June 1994, the Company granted a director of the Company an option to purchase a 10% equity interest in THR in connection with entering into an employment agreement with THR. In July 1994, this option was exercised at $193,000, an exercise price equal to 10% of the fair market value of THR as determined by an independent appraisal. As a result of this transaction, the value of the Company's proportionate interest in THR increased by $190,000. During March 1996, in connection with the termination of the director's employment, the Company repurchased this equity interest for its fair value of $1,800,000.

                   TH USA purchases finished goods in the ordinary course of business from affiliated companies. Such purchases amounted to $9,852,000, $10,970,000 and $12,092,000 during the fiscal years ended March 31, 1997, 1996 and 1995, respectively. In addition, contractors of the Company purchased raw materials in the ordinary course of business from affiliates of the Company. Such purchases amounted to $5,811,000, $7,910,000 and $2,977,000 during the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

                   THEH has entered into a buying agency agreement with a Canadian licensee, in which one of the Company's directors has an indirect beneficial ownership interest. Under this agreement, THEH receives commissions based on a percentage of the cost of goods sourced on behalf of the licensee. THLI receives a royalty from the licensee based upon a percentage of net sales of licensed products. Results of operations include $2,378,000, $1,667,000 and $861,000 for the years ended March
         31, 1997, 1996 and 1995, respectively, for commissions and royalties received from this licensee.

                   TH USA sells merchandise in the ordinary course of business to a retail store that is owned by a relative of a director of the Company. Sales to this customer amounted to approximately $435,000, $397,000 and $405,000 during the years ended March 31, 1997, 1996 and 1995, respectively.

                   THEH has two consulting agreements with affiliates. THEH paid fees of $875,000 in fiscal 1997 and $375,000 in each of fiscal 1996 and 1995 to such affiliates.

                   TH USA had a consulting agreement with an affiliate. The fees and related expenses under this consulting agreement totaled $619,000 and $637,000 during the years ended March 31, 1996 and 1995, respectively.

                   During the year ended March 31, 1995, TH USA incurred expenses of $1,000,000 for the sponsorship of an auto racing team, in which an affiliate of a director owned an indirect minority interest. The Company did not renew this sponsorship subsequent to fiscal 1995.

                   Under the terms of an agreement with an affiliate, THHK reimburses the affiliate for certain general and administrative expenses incurred by the affiliate on behalf of THHK. Payments made to the affiliate for the years ended March 31, 1997, 1996 and 1995 were $58,000, $114,000 and $87,000, respectively.


         NOTE 12 - PROFIT SHARING PLAN

                   TH USA maintains employee savings plans for eligible U.S. employees. TH USA's contributions to the plans are discretionary with matching contributions of up to 50% of employee contributions of up to 5% of employee compensation. For the years ended March 31, 1997, 1996 and 1995, the Company made plan contributions of $345,000, $271,000 and $181,000, respectively.


         NOTE 13 - UNEARNED STOCK COMPENSATION

                   Unearned stock compensation associated with a former key employee of TH USA was eliminated in 1996 in connection with the termination of such employment. The balance of the unearned stock compensation was recorded as a reduction of Capital In Excess of Par Value.


         NOTE 14 - STOCK OPTION PLANS

                   In September 1992, the Company and its subsidiaries adopted stock option plans (the "Plans") authorizing the issuance of an aggregate of up to 1,450,000 Ordinary Shares to directors, officers and employees of the Company, as well as 1,520,000 Ordinary Shares reserved for issuance in connection with an option granted to a former officer of the Company pursuant to his employment agreement. The remaining unexercised options granted under the terms of the officer's employment agreement were exercised during fiscal 1996. In December 1993, July 1995 and November 1996, a total of 2,500,000 Ordinary Shares of THC were authorized and reserved for issuance to directors, officers and employees of the Company, under the Plans. In August 1994, the Board of Directors and shareholders of the Company approved the Non-Employee Directors Stock Option Plan (the "Directors Option Plan"). Under the Directors Option Plan, directors who are not officers or employees of the Company are eligible to receive stock option grants. The total number of Ordinary Shares for which options may be granted under the Directors Option Plan may not exceed 200,000 Ordinary Shares in the aggregate, subject to certain adjustments.

                   Transactions involving the Plans and the Directors Option Plan are summarized as follows:

                                                              Weighted Average
                                                                  Exercise
                                              Option Shares    Price Per Share
                                             --------------  ------------------

         Outstanding as of April 1, 1994        3,110,500            $8.31

         Granted...........................       256,000           $18.79
         Exercised.........................      (663,776)           $7.67
         Canceled..........................      (154,700)          $15.92
                                              -----------
         Outstanding as of March 31, 1995       2,548,024            $9.37

         Granted...........................       793,400           $29.50
         Exercised.........................    (1,654,724)           $7.86
         Canceled..........................       (85,100)          $18.09
                                              -----------
         Outstanding as of March 31, 1996       1,601,600           $20.10

         Granted...........................       708,300           $48.20
         Exercised.........................      (369,605)          $10.64
         Canceled..........................       (51,725)          $39.56
                                              -----------
         Outstanding as of March 31, 1997       1,888,570           $31.26
                                              ===========

         The following table summarizes information concerning currently outstanding and exercisable options:

                                   Options Outstanding          Options Exercisable
                              -----------------------------    --------------------
                                       Weighted
                                        Average    Weighted                Weighted
                                       Remaining    Average                 Average
             Range          Number    Contractual  Exercise     Number     Exercise
         Exercise Prices  Outstanding    Life        Price    Exercisable    Price
         ---------------------------------------------------------------------------
         $7.50-$15.00      328,320        5.70       $8.97    115,820        $7.95

         $17.63-$22.00     300,450        7.60      $20.03     22,900       $19.76

         $26.75-$30.25     590,800        8.48      $30.22    151,800       $30.25

         $44.25-$58.50     669,000        9.22      $48.23         --           --
                         ---------        ----      ------    -------       ------
         $7.50-$58.50    1,888,570        8.11      $31.26    290,520       $20.53
                         =========        ====      ======    =======       ======

                   Options vest over periods ranging from 1-6 years. The exercise price of all options granted under the Plans and the Directors Option Plan is the market price on the dates of grant.

                   The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock awards. Accordingly, no compensation expense has been recognized for stock options. Had compensation cost been recorded based upon the fair value at the grant dates as an alternative provided by SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income and earnings per share would have been reduced by approximately $2,998,000 and $.08, respectively, in 1997 and $2,131,000 and $.06, respectively, in 1996. These amounts are for disclosure purposes only and may not be representative of future calculations since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair values of options granted was estimated at $22.33 in 1997 and $13.72 in 1996 on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: volatility of 40% and 42%; risk free interest rate of 6.1% and 6.3%; expected life of 5.7 years and 5.6 years; and no future dividends.

         NOTE 15 - STATEMENTS OF CASH FLOWS

                                            Fiscal Year Ended March 31,
                                            ---------------------------
                                            1997       1996         1995
                                            ----       ----         ----
         Supplemental disclosure of cash
         flow information:
            Cash paid during the year:
               Interest                $   930,000  $ 1,382,000  $   515,000
                                       ===========  ===========  ===========
               Income taxes            $34,559,000  $24,428,000  $21,665,000
                                       ===========  ===========  ===========


         NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         First          Second         Third         Fourth
                                        Quarter         Quarter       Quarter        Quarter
                                        -------         -------       -------        -------
         1997
         ----
         Net revenue..............   $124,129,000   $178,907,000  $188,199,000   $170,453,000
         Gross profit.............     58,119,000     86,931,000    90,231,000     81,523,000
         Net income...............     12,578,000     24,090,000    27,397,000     22,317,000
         Earnings per share and
         share equivalents........            .34            .63           .72            .59



         1996
         ----
         Net revenue..............   $89,522,000   $131,965,000   $130,501,000   $126,143,000
         Gross profit.............    40,076,000     60,172,000     58,663,000     60,801,000
         Net income...............     7,789,000     18,204,000     17,585,000     17,922,000
         Earnings per share and
         share equivalents.......            .21            .49            .47            .48

                   The quarterly financial data for the years ended March 31, 1997 and 1996 are unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary to present such data fairly.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                   Not applicable


                                     PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         DIRECTORS AND EXECUTIVE OFFICERS

         NAME                     AGE       PRESENT POSITION
         ----                     ---       ----------------

         Silas K.F. Chou          50        Chairman of the Board

         Thomas J. Hilfiger       46        Honorary Chairman of the
                                            Board and Principal Designer

         Joel J. Horowitz         47        Chief Executive Officer,
                                            President and Director

         Benjamin M.T. Ng         34        Executive Vice President-
                                            Corporate Finance, Assistant
                                            Secretary and Director

         Lawrence S. Stroll       37        Chief Executive Officer of
                                            THHK and Director

         Ronald K.Y. Chao         58        Director

         Lester M.Y. Ma           50        Treasurer and Director

         Joseph M. Adamko         64        Director

         Clinton V. Silver        67        Director

         Simon Murray             57        Director

         Joel H. Newman           56        Executive Vice President-
                                            Operations and Treasury

         Lawrence T.S. Lok        40        Secretary

         Silas K.F. Chou has been Chairman of the Board of Directors of the Company since 1992. Mr. Chou also has served for more than the past five years as an Executive Director of Novel Enterprises Limited ("Novel Enterprises"). Mr. Chou was appointed as Managing Director of Novel Enterprises in 1996. Since 1992, Mr. Chou has been the Chairman of the board of directors of Pepe Jeans London Corporation and its predecessor (collectively, "Pepe") and Chief Executive Officer of AIHL Investment Group Limited and its predecessor (collectively, "AIHL").

         Thomas J. Hilfiger has been a Director since 1992 and Honorary Chairman of the Board of Directors of the Company since 1994. Prior thereto, Mr. Hilfiger was Vice Chairman of the Board of the Company and its predecessors since 1989, and President of Tommy Hilfiger, Inc. ("THI") from 1982 to 1989. Mr. Hilfiger has been designing clothes under the TOMMY HILFIGER [R] trademark since 1984.

         Joel J. Horowitz is Chief Executive Officer and President of the Company. Mr. Horowitz has served as Chief Executive Officer since 1994 and as President since 1995. From 1989 to 1994, Mr. Horowitz served as President and Chief Operating Officer of the Company and its predecessors. Mr. Horowitz has been a Director of the Company since 1992.

         Benjamin M.T. Ng has been a Director and Executive Vice President-Corporate Finance and Assistant Secretary of the Company since 1992. From 1988 to 1991, Mr. Ng was employed in the mergers and acquisitions department at Goldman, Sachs & Co. Mr. Ng devotes a significant portion of his time to matters related to AIHL and its affiliates other than the Company.

         Lawrence S. Stroll has been a Director of the Company since 1992 and has served as Chief Executive Officer of THHK since 1993. Prior to 1993, he was active in the senior management of THI from 1989 to 1990 and has served as an advisor to the Company and its predecessors since 1989 through a consulting arrangement. Mr. Stroll has also been Group Chief Executive Officer of Pepe since 1993 and Chairman of the Board of AIHL since 1992. Mr. Stroll's legal name is Lawrence S. Strulovitch.

         Ronald K.Y. Chao has been a Director of the Company since 1992. In 1996, Mr. Chao was appointed as Vice Chairman of Novel Enterprises. For more than five years prior thereto, Mr. Chao served as the Managing Director of Novel Enterprises.

         Lester M.Y. Ma has been a Director of the Company since 1992 and its Treasurer since 1996. Mr. Ma has been an Executive Director and Group Chief Accountant of Novel Enterprises for more than the past five years. Mr. Ma's legal name is Mang Yin Ma.

         Joseph M. Adamko has been a Director of the Company since 1993. Since 1992, Mr. Adamko has been a director of Sterling Bancorp and Vice Chairman and a director of Sterling National Bank. Prior thereto, Mr. Adamko was employed by Manufacturers Hanover Trust Company of New York in a variety of positions for over 30 years, including most recently as a Managing Director.

         Clinton V. Silver has been a Director of the Company since 1994. Mr. Silver currently serves as a consultant to, and from 1991 until his retirement in 1994, as Deputy Chairman of, Marks & Spencer plc ("Marks & Spencer"), an international retailer based in London. Mr. Silver served as a director of Marks & Spencer from 1974 to 1994 and as Joint Managing Director since 1990. Mr. Silver has also served as a director of VeriFone, Inc. since January 1997.

         Simon Murray has been a Director of the Company since April 1997. Since 1994, Mr. Murray has been the Executive Chairman of Deutsche Bank AG for the Asia/Pacific region. From 1984 to 1993, Mr. Murray was the Group Managing Director of the Hutchison Whampoa Group, a major Hong Kong-based conglomerate, where he continues to be a member of the board of directors. In addition, Mr. Murray is currently the Deputy Chairman of China North Industries Investment Limited and a director of a number of public companies in the Far East, including Cheung Kong Holdings.

         Joel H. Newman has been Executive Vice President-Operations and Treasury of the Company since April 1997. Since 1993, Mr. Newman has also held various senior operations and financial positions with TH USA and currently serves as its Chief Operating Officer. Prior to joining the Company, Mr. Newman held various senior operations and financial positions with major companies in the apparel wholesale and retail industries.

         Lawrence T.S. Lok has been Secretary of the Company and Novel Enterprises since December 1994. Mr. Lok has also been Deputy Group Chief Accountant of Novel Enterprises since October 1991.

         Ronald K.Y. Chao and Silas K.F. Chou are brothers.

         TERMS OF DIRECTORS

                   At the first annual meeting of the shareholders held on December 10, 1993, the directors were classified into three classes, with one class elected initially for a one-year term, one class elected initially for a two-year term and one class elected initially for a three-year term. At each succeeding annual meeting, the successors of the class of directors whose terms expire at such meeting are elected for three-year terms. The terms of Messrs. Ng, Stroll, Ma and Silver expire in 1997; the terms of Messrs. Horowitz, Chao and Murray expire in 1998; and the terms of Messrs. Chou, Hilfiger and Adamko expire in 1999.


         SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

                   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Reporting Persons are required by the SEC to furnish the Company with copies of all
         Section 16 Reports they file.

                   Based solely on its review of the copies of such
         Section 16 Reports received by it, or written representations received from Reporting Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended March 31, 1997 have been complied with on a timely basis.

         ITEM 11.  EXECUTIVE COMPENSATION

         EXECUTIVE COMPENSATION

                   The following table sets forth the compensation paid and accrued by the Company and its subsidiaries for the fiscal years ended March 31, 1997, 1996 and 1995 to the Company's chief executive officer and the four other most highly compensated executive officers (the "Named Executive
         Officers").

                            SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                        ANNUAL COMPENSATION      COMPENSATION
                                                      -----------------------    -------------
                                                                                    AWARDS
                                                                                 -------------
                                                                                  SECURITIES
                                           FISCAL                                 UNDERLYING           ALL OTHER
 NAME AND PRINCIPAL POSITION               YEAR      SALARY ($)    BONUS ($)   STOCK OPTIONS (#)   COMPENSATION ($)
 ---------------------------               ------    ----------    ---------   -----------------   ----------------
 Joel J. Horowitz.......................   1997       473,000     7,174,000           --                 353(1)
    Chief Executive Officer and            1996       430,000     5,016,000           --                 270
    President                              1995       400,000     3,312,000           --                 465

 Thomas J. Hilfiger.....................   1997     8,498,223     4,500,000(2)        --                 353(1)
    Honorary Chairman and                  1996     6,510,179       800,000           --                 270
    Principal Designer                     1995     4,699,414            --           --                 465

 Silas K.F. Chou........................   1997       750,000(3)    325,000           --                  --
    Chairman of the Board                  1996       750,000(3)    325,000           --                  --
                                           1995       750,000(3)         --           --                  --

 Lawrence S. Stroll.....................   1997       625,000(4)    325,000           --                  --
    Director; Chief Executive Officer      1996       625,000(4)    325,000           --                  --
    of THHK                                1995       625,000(4)         --           --                  --

 Benjamin M.T. Ng.......................   1997       250,000       211,375        5,000               4,044(5)
    Director; Executive Vice               1996       150,000       288,625      150,000               4,093
    President-Corporate Finance            1995       150,000       150,000           --               2,789

 ________

 (1) Amount represents premiums paid by the Company for group term life insurance on behalf of the Named Executive Officer.
 (2) Of this amount, $3,500,000 will be payable on a deferred basis. See "Certain Employment Agreements."
 (3) 1997 amount includes 50% of the fees paid pursuant to a consulting agreement between Tommy Hilfiger (Eastern Hemisphere) Limited ("THEH") and Fasco International, Inc. ("Fasco International"), a subsidiary of Sportswear Holdings Limited ("Sportswear Holdings"). 1996 and 1995 amounts include 50% of the fees paid pursuant to a consulting agreement between TH USA and Falcon International, Inc. ("Falcon International"), a subsidiary of Sportswear Holdings.
      See "Certain Relationships and Related Transactions."
 (4) Includes (i) for 1997, 50% of the fees paid pursuant to a consulting agreement between THEH and Fasco International, and for 1996 and 1995, 50% of the fees paid pursuant to a consulting agreement between TH USA and Falcon International; and (ii) all of the fees paid pursuant to a consulting agreement between THEH and an affiliate of Mr. Stroll. See "Certain Relationships and Related Transactions."
 (5) Amount represents employer matching contribution under the Tommy Hilfiger U.S.A. 401(k) Profit Sharing Plan of $3,750 and premiums paid by the Company for group term life insurance on behalf of Mr. Ng of $294.


 STOCK OPTION GRANTS

                   The following table sets forth information regarding grants of stock options during fiscal year 1997 made to the only Named Executive Officer who has received Company option grants.


                                       STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS                                GRANT DATE VALUE (1)
 -----------------------------------------------------------------------------------------------    ---------------------
                                       NUMBER OF      PERCENT OF
                                      SECURITIES      TOTAL STOCK
                                      UNDERLYING        OPTIONS
                                         STOCK        GRANTED TO     EXERCISE OF
                                        OPTIONS      EMPLOYEES IN    BASE PRICE      EXPIRATION          GRANT DATE
       NAME                           GRANTED (#)   FISCAL YEAR(2)     ($/SH)           DATE          PRESENT VALUE($)
       ----                           -----------   --------------   -----------     ----------       ----------------
 Benjamin M.T. Ng................        5,000          0.71%         45.125          04/01/06             100,775

 ________

 (1) The fair value of these options on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions: volatility of 40%; risk-free interest rate of 6%; expected life of 5 years; and no future dividends. The dollar amount in this column is not intended to forecast potential future appreciation, if any, of the Company's Ordinary Shares.

 (2) This percentage is calculated with respect to stock options granted under the Plans (as defined below) during the last fiscal year. The stock options granted to Mr. Ng during the last fiscal year were non-qualified options granted pursuant to the Plans. Such options become exercisable in 20% increments each April 30, commencing April 30, 1997. See "Stock Option Plans".

         STOCK OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                   The following table sets forth information regarding stock option exercises during fiscal year 1997 by the only Named Executive Officer who has received Company option grants, and the values of such officer's unexercised options as of March 31, 1997.

            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                              YEAR-END OPTION VALUES

                                                            NUMBERS OF UNEXERCISED      VALUE OF UNEXERCISED IN-THE-
                              SHARES                           STOCK OPTIONS AT            MONEY STOCK OPTIONS AT
                            ACQUIRED ON        VALUE          FISCAL YEAR-END (#)            FISCAL YEAR-END ($)
       NAME                EXERCISE (#)    REALIZED ($)    EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
       ----                ------------    ------------    -------------------------      -------------------------
 Benjamin M.T. Ng......       30,000         1,455,825           150,070/5,000                3,303,133/35,625


         CERTAIN EMPLOYMENT AGREEMENTS

                   Subsidiaries of the Company had employment and consulting agreements with Messrs. Hilfiger and Horowitz during fiscal 1997.

              The employment agreement with Tommy Hilfiger, the Company's Honorary Chairman of the Board and Principal Designer, provides for his employment as the designer of all products carrying the TOMMY HILFIGER [R] trademark until his death, disability or incompetence. Mr.

         Hilfiger receives an annual base salary of $900,000, subject to adjustments. If net sales of TH USA and its subsidiaries are less than $48,333,333 in any year, Mr. Hilfiger's base salary for such year is reduced by 1.5% of such shortfall, to not less than $500,000. If net sales are greater than $48,333,333 in any fiscal year, Mr. Hilfiger receives an additional payment equal to 1.5% of such excess. If Mr. Hilfiger terminates his employment without the consent of TH USA other than by reason of his death, disability or incompetence, TH USA will have no further obligations under the agreement. The employment agreement provides that TH USA and its subsidiaries cannot enter into any line of business without the consent of Mr. Hilfiger if he shall reasonably determine that such line of business would be detrimental to the TOMMY HILFIGER [R] trademark.

                   The amended employment agreement with Mr. Horowitz provides for his employment as Chief Executive Officer of the Company and TH USA until March 14, 1999. The agreement provided for an annual base salary in fiscal year 1997 of $473,000. The base salary is subject to increase each year thereafter by the average percentage increase for all employees of TH USA. In addition, Mr. Horowitz is entitled to receive an amount equal to 5 percent of the Company's earnings before depreciation, interest on financing of fixed assets, non-operating expenses and taxes ("operating earnings"), subject to a minimum of $200,000 per year and a maximum of $777,000 per year, which maximum has been reduced each year (from an original level of $900,000) by the increase in his base salary; provided, that if the Company's operating earnings are below $2 million in any year, TH USA is entitled to offset 10% of any shortfall (up to $75,000) against such payments in future years to the extent they would otherwise exceed $200,000.

                   Beginning in fiscal 1995, the Company became subject to Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), under which public companies are not permitted to deduct annual compensation paid to certain executive officers in excess of $1,000,000 per executive, unless such excess is paid pursuant to an arrangement based upon performance and approved by shareholders and provided that the other requirements set forth in Section 162(m) and related regulations are met. Payments required to be made pursuant to the Company's aforementioned employment agreements with Messrs. Hilfiger and Horowitz, which were entered into prior to the effective date of Section 162(m), are not subject to such restrictions.

                   On May 22, 1995, the Compensation Committee approved and the Board of Directors adopted, and on July 28, 1995, the shareholders approved, the Tommy Hilfiger U.S.A., Inc. Supplemental Executive Incentive Compensation Plan (the "SEIC Plan"), effective as of April 1, 1995 for each of the four fiscal years ending March 31, 1999. The purpose of the SEIC Plan is to provide a significant and flexible economic opportunity to Mr. Horowitz, Chief Executive Officer and President of the Company and Chief Executive Officer of TH USA, in an effort to reward his contribution to the Company and its subsidiaries. The SEIC Plan replaced the performance-based compensation arrangement for Mr. Horowitz that was in effect for fiscal year 1995. The SEIC Plan is administered by the Compensation Committee and provides for a cash award to Mr. Horowitz equal to 5 percent of the operating earnings (as defined above) of the Company. Awards under the plan are calculated and paid quarterly based on 3.75 percent of operating earnings for the first three fiscal quarters, with the remaining amount of the bonus (based on the 5 percent rate) payable at the end of the fiscal year. The amount of the award is reduced by the amount of any other bonuses based on the operating earnings of the Company or any of its subsidiaries granted to Mr. Horowitz. The 5 percent operating earnings bonus payable under Mr. Horowitz's employment agreement is credited against bonuses payable under the SEIC Plan. The SEIC Plan does not contain any cap on the maximum amount of the bonus payable thereunder. The SEIC Plan bonus payable to Mr. Horowitz in respect of fiscal year 1997, net of the $777,000 bonus payable under his employment agreement, was $6,397,000. While the Company believes that compensation payable pursuant to the SEIC Plan will be deductible for federal income tax purposes pursuant to Section 162(m), there can be no assurance in this regard.

                   The employment agreements with Messrs. Hilfiger and Horowitz also provide that such executives are eligible to receive additional annual bonuses at the discretion of TH USA's Compensation Committee if the TH USA Compensation Committee determines that certain performance levels established by the Company's Compensation Committee have been satisfied. If, however, compensation is awarded based on an arrangement that has not been approved by the shareholders, the Company would not be allowed to deduct for tax purposes any payments in excess of the $1,000,000 limitation. The Compensation Committee approved discretionary bonuses of $4,500,000, of which $3,500,000 was granted by the Company on a deferred basis as described below (the "Deferred Bonus"), and $800,000 for Mr. Hilfiger in fiscal years 1997 and 1996, respectively.

                   The Deferred Bonus (and any interest accrued thereon) will be paid in annual installments on the last day of each fiscal year of the Company (commencing with the fiscal year ending March 31, 1998) in the largest possible amounts that can be paid, after taking into account any base salary and other compensation in that fiscal year which would be counted for purposes of Section 162(m), and still be fully deductible under such regulations. The unpaid portion of the Deferred Bonus will accrue interest at a rate equal to TH USA's bank borrowing rate. While the Company believes that such Deferred Bonus payments will be deductible for federal income tax purposes pursuant to Section 162(m), there can be no assurance in this regard.


         STOCK OPTION PLANS

         Tommy Hilfiger U.S.A., Inc. and Tommy Hilfiger (Eastern
         Hemisphere) Limited 1992 Stock Incentive Plans

                   In September 1992, the Company and its subsidiaries adopted stock option plans (collectively, the "Plans") authorizing the issuance of an aggregate of up to 1,450,000 Ordinary Shares to directors, officers and employees of the Company and its subsidiaries, as well as 1,520,000 Ordinary Shares that were reserved for issuance in connection with an option granted to a former director and executive officer of the Company pursuant to his employment agreement. Messrs. Hilfiger, Horowitz, Chou, Chao and Stroll are not eligible for grants under the Plans. In December 1993, July 1995 and November 1996, the Company's shareholders approved amendments to the Plans to increase by 1,000,000, 1,000,000 and 500,000, respectively, the number of Ordinary Shares reserved for issuance under the Plans.

                   The Plan for employees of TH USA has been administered by the Compensation Committee of the Board of Directors of TH USA and the Plan for employees of the Company's non-United States subsidiaries have been administered by the Company's Compensation Committee (collectively, the "Compensation Committees"). The Compensation Committees determine the employees to whom awards are granted, the number of awards granted and the specific terms and conditions of each grant, subject to the provisions of the Plans.

                   Under the Plans, awards may include stock options, stock appreciation rights and restricted stock. An option or right granted under the Plans must have an exercise price of not less than market value at the date of grant, provided that options granted prior to the offering must have an exercise price of not less than the initial public offering price. Options may be exercisable at such times, in such amounts, in accordance with such terms and conditions, and subject to such restrictions as are set forth in the option agreement evidencing the grant of such options.

                   Adjustments in the number and kind of shares subject to options granted under the Plans are made by the Compensation Committees in the event of a merger, consolidation, recapitalization, reclassification, stock split, warrants or rights issuance, stock dividend or combination of shares. In addition, the grants may provide for acceleration or immediate vesting in the event of a change of control of the Company or its subsidiaries.


         Non-Employee Directors Stock Option Plan

                   In August 1994, the Board of Directors and shareholders of the Company approved the Non-Employee Directors Stock Option Plan (the "Directors Option Plan"). Under the Directors Option Plan, directors who are not officers or employees of the Company or any subsidiary of the Company ("Non-Employee Directors") are eligible to receive stock options.

                   The Directors Option Plan is administered by the Company's Compensation Committee consisting of not less than two members of the Board, each of whom is a "disinterested person" as that term is used in Rule 16b-3 promulgated under the Exchange Act ("Rule 16b-3"). Subject to certain specific limitations and restrictions set forth in the Directors Option Plan, the Company Compensation Committee has full and final authority to interpret the Directors Option Plan, to prescribe, amend and rescind rules and regulations, if any, relating to the Directors Option Plan and to make all determinations necessary or advisable for the administration of the Directors Option Plan. However, grants of stock options to participants under the Plan and the amount, nature and timing of the grants are not subject to the determination of the Committee.

                   The total number of Ordinary Shares for which options may be granted under the Directors Option Plan may not exceed 200,000 shares while the Directors Option Plan is in effect, subject to certain adjustments described in the Directors Option Plan. Each Non-Employee Director receives an initial stock option to purchase 10,000 Ordinary Shares at a price equal to the fair market value at the time of the grant of the Ordinary Shares subject to such stock option.

                   Prior to termination of the Directors Option Plan, on the first to occur of either the April 1 or October 1 following the first anniversary of each Non-Employee Director's date of initial grant (the "First Annual Grant Date"), and on each anniversary of such Non-Employee Director's First Annual Grant Date, such Non-Employee Director will receive an additional stock option to purchase 1,000 Ordinary Shares at a price equal to the fair market value of the Ordinary Shares at the time of the grant, provided such individual continues to be a Non-Employee Director.

                   The term of each stock option will be 10 years unless earlier terminated by termination of the director status of a Non-Employee Director. The stock options will be exercisable in equal installments over five years from the date of grant. The stock options granted under the Directors Option Plan may not be assigned or transferred except by will, applicable laws of descent and distribution or pursuant to a qualified domestic relations order.

                   The Board may amend, alter or discontinue the Directors Option Plan, but no amendment, alteration or discontinuation will be made which would (i) impair the rights of an optionee under a stock option without the optionee's consent, except such an amendment as would cause the Directors Option Plan to qualify for the exemption provided by Rule 16b-3 or (ii) disqualify the

         Directors Option Plan from the exemption provided by Rule 16b-3. In addition, (i) no amendment will be made without the approval of the Company's shareholders to the extent such approval is required by law or agreement, and (ii) the Directors Option Plan will not be amended more often than once every six months, other than to comport with changes in the Code, the Employee Retirement Income Security Act of 1974, as amended, or the rules thereunder.

                   All stock options granted by the Company are non-qualified stock options for purposes of the Code. The grant of non-qualified stock options does not result in any taxable income to the participant. Upon the exercise of a non-qualified stock option, the excess of the market value of the shares acquired over their cost to the participant is taxable to the participant as ordinary income. TH USA will generally be entitled to a corresponding deduction at the time such amounts are included in income by a TH USA Plan participant. The participant's tax basis for the shares is their fair market value at the time of exercise. Income realized on the exercise of a non-qualified stock option is subject to federal and (where applicable) state and local withholding taxes.


         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                   From August 1994 through the end of the Company's last fiscal year, the Compensation Committee consisted of Mr. Adamko, who is the Chairman, and Mr. Silver. In April 1997, Mr. Murray was appointed as an additional member of the Compensation Committee.

                   During the Company's last fiscal year, Sportswear Holdings was 50% owned by Novel Enterprises, a Hong Kong corporation privately owned by members of the Chao family (including Messrs. Silas K.F. Chou and Ronald K.Y. Chao), and 50% owned by Gadwal Limited, a Hong Kong corporation in which Mr. Stroll has a indirect beneficial ownership interest ("Gadwal"). In January 1997, Novel Enterprises transferred its ownership interest in Sportswear Holdings to a Hong Kong corporation under common control with Novel Enterprises . AIHL is owned by Sportswear Holdings, Mr. Hilfiger and Mr. Horowitz. AIHL owns, indirectly through a subsidiary, substantially all of the outstanding shares of Pepe. Novel Enterprises and its affiliates also hold other interests in the apparel industry.

                   Mr. Chou, the Chairman of the Board of Directors of the Company, is Chairman of the Board of Directors of Pepe.
         Mr. Stroll, a Director of the Company and Chief Executive Officer of THHK, is Group Chief Executive Officer and a director of Pepe. Mr. Ng, an executive officer and Director of the Company, is also a director of Pepe. Mr. Ma, an executive officer and Director of the Company, and Mr. Chao, a Director of the Company, are directors of certain subsidiaries of Pepe.

                   Messrs. Chou, Hilfiger, Stroll and Horowitz, executive officers and Directors of the Company, are executive officers and directors of AIHL. Mr. Ng, an executive officer and Director of the Company, is an executive officer, and until May 1997 was a Director, of AIHL.

                   Messrs. Chou and Stroll, executive officers and Directors of the Company, are executive officers and directors of Sportswear Holdings. Mr. Chao, a Director of the Company, is a director of Sportswear Holdings.

                   Messrs. Chou and Ma, executive officers and Directors of the Company, and Mr. Chao, a Director of the Company, are executive officers and directors of both Novel Enterprises and the transferee of Novel Enterprises' ownership interest in Sportswear Holdings.

         DIRECTOR COMPENSATION

                   Directors who are employees of the Company or its subsidiaries receive no additional compensation for their service on the Board and its Committees. All other Directors of the Company receive a retainer of $25,000 per annum. Each member of a Committee of the Board of Directors receives a retainer of $5,000 per annum, and each Chairman of a Committee of the Board of Directors receives an additional retainer of $3,000 per annum. These Directors also receive $2,000 for attendance at each meeting of the Board or a Committee.

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

                   The following table sets forth data as of June 2, 1997 concerning the beneficial ownership of Ordinary Shares by
         (i) the persons known to the Company to beneficially own more than five percent of the outstanding Ordinary Shares of the Company, (ii) all directors and nominees and each Named Executive Officer and (iii) all directors and executive officers as a group as reported by each person.

                                                      AMOUNT
                                                   BENEFICIALLY      PERCENT
                                                       OWNED       OF CLASS(1)
                                                   ------------    -----------

         Provident Investment Counsel Inc.(2)
         300 North Lake Avenue
         Pasadena, CA 91101-4022..................   3,948,582       10.5%

         Pilgrim Baxter & Associates, Ltd.(3)
         1255 Drummers Lane, Suite 300
         Wayne, PA 19087-1590.....................   2,510,200        6.7%

         DIRECTORS AND NAMED EXECUTIVE OFFICERS:
         Silas K.F. Chou..........................         ---        ---
         Thomas J. Hilfiger.......................       5,000          *
         Joel J. Horowitz.........................       5,000          *
         Benjamin M.T. Ng.........................     151,070(4)       *
         Lawrence S. Stroll.......................         ---        ---
         Ronald K.Y. Chao.........................       2,200(5)       *
         Lester M.Y. Ma...........................       2,200(5)       *
         Joseph M. Adamko.........................       3,600(6)       *
         Clinton V. Silver........................       4,200(5)       *
         Simon Murray.............................         ---        ---

         All directors and executive officers as
         a group (12 persons).....................     174,270          *

         ________
         *  Less than 1%.

         (1) Shares outstanding includes the right to acquire beneficial ownership of 450,930 Ordinary Shares pursuant to currently exercisable stock options under Company stock option plans. For purposes of this table, "currently exercisable" stock options include options becoming vested and exercisable within 60 days from June 2, 1997.
         (2) Information based on Amendment to Schedule 13G dated February 10, 1997 filed with the Securities and Exchange Commission (the "SEC") by Provident Investment Counsel Inc. ("Provident"). According to the Schedule 13G,

              Provident, an investment adviser, has sole dispositive power with respect to all of the shares and sole voting power over 3,166,730 of the shares. Provident has no power to vote or direct the voting of 781,852 of the shares.
         (3) Information based on Amendment to Schedule 13G dated February 14, 1997 filed with the SEC by Pilgrim Baxter & Associates, Ltd. ("Pilgrim"). According to the Schedule 13G, Pilgrim, an investment adviser, has sole dispositive power and shared voting power over all of the shares.
         (4) Issuable upon the exercise of currently exercisable stock options under the Plans.
         (5) Issuable upon the exercise of currently exercisable stock options under the Directors Option Plan.
         (6) Includes 2,200 Ordinary Shares issuable upon the exercise of currently exercisable stock options under the Directors Option Plan.


         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   Certain relationships and transactions between the Company and certain directors and officers of the Company and certain of their affiliates are described below.

                   Effective February 1, 1997, the Company entered into a licensing agreement with Pepe to distribute the Company's men's and boys' sportswear (excluding jeanswear and jeans related apparel) throughout the European market. Under this agreement, the licensee pays THLI a royalty based on a percentage of the value of licensed products sold by Pepe. Except with the approval of THLI, all products sold by or through Pepe must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. The distribution of products under this arrangement is expected to begin in Fall 1997.

                   Effective June 30, 1996, the Company's joint venture arrangement with Tommy Hilfiger Japan Co., Ltd. ("TH Japan") covering the Company's Japanese operations expired. Effective July 1, 1996, the Company entered into an exclusive license agreement for Japan with Novel-ITC Licensing Limited ("NIL"), a company jointly controlled by Itochu Corporation, which was the 51% owner of TH Japan, and Novel Enterprises. Mr. Stroll indirectly owns a 3.5% equity interest in NIL. Under the license agreement, NIL pays THLI a royalty based on a percentage of the value of licensed products sold by NIL's sublicensee. Novel Enterprises and Messrs. Stroll, Hilfiger and Horowitz indirectly own equity interests of 12.4%, 12.4%, 8.0% and 2.7%, respectively, in such sublicensee. Except with the approval of THLI, all products sold by or through NIL or its sublicensee must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. Pursuant to this new arrangement, royalties and commissions totaled $2,745,000 during fiscal year 1997. Pursuant to the prior arrangement, royalties and commissions totaled $488,000 during fiscal year 1997, $1,939,000 during fiscal year 1996 and $1,222,000 during fiscal year 1995.

                   Effective October 1, 1995, the Company entered into a license agreement with a related party, AIHL (formerly SEL International Investments Corp.), the parent of Pepe, for the manufacture, sale and distribution of men's, women's and girl's jeanswear and jeans related apparel (which includes women's and girls' casual wear) bearing the TOMMY HILFIGER [R] registered trademarks. The Company received a non-interest bearing note receivable from AIHL in connection with this transaction. The note which has a face value of $5,000,000, and is due on September 30, 2000, is recorded at its present value of $3,735,000. Under this license agreement, the Company receives royalties from subsidiaries of Pepe based upon a percentage of net sales of licensed products. The fiscal 1997 results of operations include $9,963,000 of such royalties. Net sales included in the Consolidated Statements of Operations for these licensed products prior to this agreement were $12,370,000 in fiscal 1996 and $9,104,000 in fiscal 1995. In addition, in connection with this license, a subsidiary of Pepe leases certain space at the Company's U.S. headquarters, for which rent of $214,000 was received by the Company in fiscal 1997.

                   TH USA purchases finished goods in the ordinary course of business from affiliates of Novel Enterprises. Such purchases amounted to $9,852,000 during the fiscal year ended March 31, 1997. In addition, contractors of the Company purchase raw materials in the ordinary course of business from affiliates of Novel Enterprises pursuant to the Company's designation of such sources as acceptable suppliers. Such purchases amounted to $5,811,000 during the fiscal year ended March 31, 1997.

                   THEH has entered into a buying agency agreement with Tommy Hilfiger Canada, Inc., a Canadian licensee, in which Mr. Stroll, a Director of the Company and Chief Executive Officer of THHK, has an indirect beneficial ownership interest. Under this agreement, THEH receives commissions based on a percentage of the cost of goods sourced on behalf of the licensee. THLI receives a royalty from the licensee based upon a percentage of net sales of licensed products. Results of operations include $2,378,000 for the year ended March 31, 1997 for commissions and royalties received from this licensee.

                   The Company sells merchandise in the ordinary course of business to a retail store that is owned by Mr. Hilfiger's sister. Sales to this customer amounted to approximately $435,000 during the year ended March 31, 1997.

                   THEH has a consulting agreement with an affiliate, Fasco International, pursuant to which THEH pays Fasco International $500,000 per year, plus reimbursement of expenses. The agreement has renewable one year terms. The fees and related expenses under this consulting agreement totaled $500,000 during the year ended March 31, 1997.

                   THEH has a consulting agreement with an affiliate of Mr. Stroll. THEH paid fees of $375,000 in fiscal 1997 to such affiliate.

                   Under the terms of an agreement with Novel
         Enterprises, THHK reimburses Novel Enterprises for certain general and administrative expenses incurred by it on behalf of THHK. Payments made to Novel Enterprises for the year ended March 31, 1997 were $58,000.

                   The law firm of Gursky & Associates, P.C., of which Steven Gursky, Secretary of TH USA and Assistant Secretary of the Company, is a member, provides legal services to the Company and its subsidiaries. Payments to Gursky & Associates, P.C., excluding reimbursement of expenses, were approximately $1,301,000 in fiscal year 1997. Mr. Gursky is a cousin of Mr. Horowitz, an executive officer and Director of the Company.

                   The Audit Committee of the Board of Directors monitors and approves transactions between the Company and its affiliates to seek to provide that such transactions are on terms which are no less favorable as a whole to the Company than could be obtained from unaffiliated parties. The Audit Committee is composed of non-employee directors who are not affiliated with Novel Enterprises, Gadwal, Sportswear Holdings, AIHL or Pepe.

                                     PART IV

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                   ON FORM 8-K

                   Index to Financial Statements and Financial Statement
                   Schedules

                     (a)  1.  Financial Statements

                   The following consolidated financial statements of the Company are included in Item 8:

                   Consolidated Statements of Operations for the years ended March 31, 1997, 1996 and 1995

                   Consolidated Balance Sheets as of March 31, 1997 and
                   1996

                   Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996 and 1995

                   Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 1997, 1996 and 1995

                   Notes to Consolidated Financial Statements

                     (a)  2.  Financial Statement Schedules


                                                  Form 10-K
                                                    Page
                                                    ----
         Schedule I - Condensed Financial
         Information of Registrant                   39

                   All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

                     (a)  3.  Exhibits

         Exhibit
         Number              Description
         -------             -----------

         3.1         --      Memorandum of Association and Articles of
                             Association of the Company (previously
                             filed as Exhibit 3 with Registration No.
                             33-48587 and incorporated herein by
                             reference)
         3.2         --      Amendment to Articles of Association
                             (previously filed as Exhibit 3 with
                             Registration No. 33-48587 and incorporated herein by reference)

         3.3         --      Amendment to Memorandum and Articles of
                             Association (previously filed as Exhibit
                             3.3 with Registration No. 33-88906 and
                             incorporated herein by reference)
         4.          --      Specimen certificate of the Company's
                             Ordinary Shares, par value $0.01 per share
                             (previously filed as Exhibit 4 with
                             Registration No. 33-48587 and incorporated
                             herein by reference)
         10.1        --      Amended and Restated Credit Agreement,
                             dated as of July 11, 1996 (the "Credit
                             Agreement"), among Tommy Hilfiger U.S.A.,
                             Inc. and Tommy Hilfiger Retail, Inc., as
                             Borrowers, Tommy Hilfiger Corporation,
                             Tommy Hilfiger (Eastern Hemisphere)
                             Limited, Tommy Hilfiger (HK) Limited, Tommy
                             Hilfiger Licensing, Inc. and Tommy Hilfiger
                             Flagship Stores, Inc., as Guarantors, The
                             Chase Manhattan Bank, as Administrative
                             Agent, and the Lenders named therein
                             (previously filed as Exhibit 10(b) to the
                             Registrant's Quarterly Report on Form 10-Q
                             for the quarterly period ended June 30,
                             1996 and incorporated herein by reference)
         10.2        --      First Amendment, dated as of October 18,
                             1996, to the Credit Agreement
         10.3        --      Second Amendment, dated as of December 31,
                             1996, to the Credit Agreement
         *10.4       --      Stock Option Plans of the Company and its
                             subsidiaries, as amended and restated
                             (previously filed as Exhibits 4.1 and 4.2
                             with Registration No. 333-20993)
         *10.5       --      Tommy Hilfiger Corporation Non-Employee
                             Directors Stock Option Plan (previously
                             filed as Exhibit 10.3 with Registration No.
                             33-88906 and incorporated herein by
                             reference)
         *10.6       --      Tommy Hilfiger U.S.A., Inc. Supplemental
                             Executive Incentive Compensation Plan
                             (previously filed as Exhibit 10(a) to the
                             Registrant's Quarterly Report on Form 10-Q
                             for the quarterly period ended September
                             30, 1995 and incorporated herein by
                             reference)
         *10.7       --      Amended and Restated Employment Agreement,
                             dated as of June 30, 1992, between Tommy
                             Hilfiger U.S.A., Inc. and Tommy Hilfiger
                             (previously filed as Exhibit 10.3 with
                             Registration No. 33-48587 and incorporated
                             herein by reference)
         *10.8       --      Amended and Restated Employment Agreement,
                             dated as of June 30, 1992, between Tommy
                             Hilfiger U.S.A., Inc. and Joel Horowitz
                             (previously filed as Exhibit 10.4 with
                             Registration No. 33-48587 and incorporated
                             herein by reference)
         *10.9       --      Amendment, dated as of March 8, 1994, to
                             Amended and Restated Employment Agreement, dated as of June 30, 1992, by and between Tommy Hilfiger U.S.A., Inc. and Joel
                             Horowitz (previously filed as Exhibit 7 to the Registrant's Annual Report on Form 20-F for the fiscal year ended March 31, 1994 and incorporated herein by reference)

         *10.10      --      Consulting Agreement, dated as of June 1,
                             1995, by and between Tommy Hilfiger U.S.A.,
                             Inc. and Jay M. Margolis (previously filed
                             as Exhibit 10.9 to the Registrant's Annual
                             Report on Form 10-K for the fiscal year
                             ended March 31, 1995 and incorporated
                             herein by reference)
         *10.11      --      Termination Agreement, dated as of February
                             6, 1996, by and between Tommy Hilfiger
                             U.S.A., Inc. and Edwin H. Lewis (previously
                             filed as Exhibit 10.9 to the Registrant's
                             Annual Report on Form 10-K for the fiscal
                             year ended March 31, 1996 and incorporated
                             herein by reference)
         *10.12      --      Termination Agreement, dated as of March
                             31, 1996, by and among Tommy Hilfiger
                             Retail, Inc., Tommy Hilfiger Corporation
                             and Robert C. Grayson (previously filed as
                             Exhibit 10.10 to the Registrant's Annual
                             Report on Form 10-K for the fiscal year
                             ended March 31, 1996 and incorporated
                             herein by reference)
         *10.13      --      Stock Repurchase Agreement, dated as of
                             March 31, 1996, by and among Tommy Hilfiger
                             Retail, Inc., Tommy Hilfiger U.S.A., Inc.
                             and Robert C. Grayson (previously filed as
                             Exhibit 10.11 to the Registrant's Annual
                             Report on Form 10-K for the fiscal year
                             ended March 31, 1996 and incorporated
                             herein by reference)
         10.14       --      Amended and Restated Factoring Agreement,
                             dated September 16, 1994 (the "Factoring
                             Agreement"), between Tommy Hilfiger U.S.A.,
                             Inc. and Century Business Credit
                             Corporation (previously filed as Exhibit
                             10.11 with Registration No. 33-88906 and
                             incorporated herein by reference)
         10.15       --      Letter of amendment, dated April 3, 1995,
                             to the Factoring Agreement (previously
                             filed as Exhibit 10.11 to the Registrant's
                             Annual Report on Form 10-K for the fiscal
                             year ended March 31, 1995 and incorporated
                             herein by reference)
         10.16       --      Letter of amendment, dated April 9, 1996,
                             to the Factoring Agreement (previously
                             filed as Exhibit 10.14 to the Registrant's
                             Annual Report on Form 10-K for the fiscal
                             year ended March 31, 1996 and incorporated
                             herein by reference)
         10.17       --      Letter of Amendment, dated April 8, 1997,
                             to the Factoring Agreement
         10.18       --      Warehouse Agreement, dated as of April 1,
                             1997, between Ridge Services, Inc. and
                             Tommy Hilfiger U.S.A., Inc.
         10.19       --      Warehouse Agreement, dated as of April 1,
                             1997, between Ridge Services, Inc. and
                             Tommy Hilfiger Retail, Inc.
         10.20       --      Contract of Sale, dated March 6, 1996,
                             between 2539 Realty Associates, as seller,
                             and Tommy Hilfiger U.S.A., Inc., as
                             purchaser, for 25 West 39th Street
                             (previously filed as Exhibit 10.20 to the
                             Registrant's Annual Report on Form 10-K for
                             the fiscal year ended March 31, 1996 and
                             incorporated herein by reference)
         10.21       --      Lease, dated April 24, 1995, between
                             Forsgate Industrial Complex L.P. and Tommy
                             Hilfiger U.S.A., Inc. (previously filed as
                             Exhibit 10.25 to the Registrant's Annual
                             Report on Form 10-K for the fiscal year
                             ended March 31, 1995 and incorporated
                             herein by reference)
         *10.22      --      Consulting Agreement, dated April 1, 1991,
                             between Polostro Limited and Tommy Hilfiger
                             (Eastern Hemisphere) Limited (previously
                             filed as Exhibit 10.13 with Registration
                             No. 33-48587 and incorporated herein by
                             reference)
         *10.23      --      Amendment, dated as of April 1, 1993, to
                             Consulting Agreement, dated April 1, 1991, between Polostro Limited and Tommy Hilfiger
                             (Eastern

                             Hemisphere) Limited (previously
                             filed as Exhibit 18 to the Registrant's
                             Annual Report on Form 20-F for the fiscal
                             year ended March 31, 1994 and incorporated
                             herein by reference)
         *10.24      --      Consulting Agreement, dated April 1, 1996,
                             between Fasco International, Inc. and Tommy
                             Hilfiger (Eastern Hemisphere) Limited
                             (previously filed as Exhibit 10.25 to the
                             Registrant's Annual Report on Form 10-K for
                             the fiscal year ended March 31, 1996 and
                             incorporated herein by reference)
         10.25       --      Trademark Agreement, dated June 30, 1992,
                             between Tommy J. Hilfiger and Tommy
                             Hilfiger, Inc. (previously filed as Exhibit
                             10.15 with Registration No. 33-48587 and
                             incorporated herein by reference)
         10.26       --      United States License Agreement, dated
                             August 28, 1995, between Tommy Hilfiger
                             Licensing, Inc. and AIHL Investment Group
                             Limited (formerly SEL International
                             Investments Corp.) (portions of this
                             exhibit, which have been filed separately
                             with the Securities and Exchange
                             Commission, have been omitted pursuant to
                             an order of the Commission granting
                             confidential treatment) (previously filed
                             as Exhibit 10(d) to the Registrant's
                             Quarterly Report on Form 10-Q for the
                             quarterly period ended September 30, 1995
                             and incorporated herein by reference)
         10.27       --      International License Agreement, dated
                             August 28, 1995, between Tommy Hilfiger
                             Licensing, Inc. and AIHL Investment Group
                             Limited (formerly SEL International
                             Investments Corp.) (portions of this
                             exhibit, which have been filed separately
                             with the Securities and Exchange
                             Commission, have been omitted pursuant to
                             an order of the Commission granting
                             confidential treatment) (previously filed
                             as Exhibit 10(e) to the Registrant's
                             Quarterly Report on Form 10-Q for the
                             quarterly period ended September 30, 1995
                             and incorporated herein by reference)
         10.28       --      First Amendment, dated June 3, 1996, to
                             United States License Agreement, dated
                             August 28, 1995, between Tommy Hilfiger
                             Licensing, Inc. and AIHL Investment Group
                             Limited (formerly SEL International
                             Investments Corp.) (portions of this
                             exhibit, which have been filed separately
                             with the Securities and Exchange
                             Commission, have been omitted pursuant to
                             an order of the Commission granting
                             confidential treatment) (previously filed
                             as Exhibit 10.29 to Registrant's Annual
                             Report on Form 10-K/A No. 1 for the fiscal
                             year ended March 31, 1996 and incorporated
                             herein by reference)
         10.29       --      First Amendment, dated June 3, 1996, to
                             International License Agreement, dated
                             August 28, 1995, between Tommy Hilfiger
                             Licensing, Inc. and AIHL Investment Group
                             Limited (formerly SEL International
                             Investments Corp.) (portions of this
                             exhibit, which have been filed separately
                             with the Securities and Exchange
                             Commission, have been omitted pursuant to
                             an order of the Commission granting
                             confidential treatment) (previously filed
                             as Exhibit 10.30 to Registrant's Annual
                             Report on Form 10-K/A No. 1 for the fiscal
                             year ended March 31, 1996 and incorporated
                             herein by reference)
         10.30       --      License Agreement, dated June 24, 1996,
                             between Tommy Hilfiger Licensing, Inc. and
                             Novel-ITC Licensing Limited (portions of this exhibit, which have been filed separately with the Securities and Exchange
                             Commission, have been omitted pursuant to an order of the Commission granting confidential treatment) (previously filed as Exhibit 10(a) to the Registrant's
                             Quarterly Report on Form 10-Q for the
                             quarterly period ended June 30, 1996 and incorporated herein by reference)

         10.31       --      License Agreement, dated as of February 1,
                             1997, between Tommy Hilfiger Licensing,
                             Inc. and Pepe Jeans London Corporation
                             (portions of this exhibit, which have been
                             filed separately with the Securities and
                             Exchange Commission, have been omitted
                             and are the subject of a request made to
                             the Commission for confidential treatment)
         11.         --      Statement re: Computation of Per Share
                             Earnings
         21.         --      Subsidiaries of the Company
         23.         --      Consent of Price Waterhouse LLP
         24.         --      Powers of Attorney
         27.         --      Financial Data Schedule

         ________
              * Management contract or compensatory plan or arrangement.

                     (b)  1.  Reports on Form 8-K

                   The Company did not file any Current Reports on Form 8-K during the three months ended March 31, 1997.

                                    SIGNATURE

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TOMMY HILFIGER CORPORATION

                                         /s/ Benjamin M.T. Ng
                                           Benjamin M.T. Ng
                                  Executive Vice President-Corporate
                                                Finance

         June 27, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

           *                     Chairman of the Board         June 27, 1997
   (Silas K.F. Chou)

           *                Director and Honorary Chairman     June 27, 1997
 (Thomas J. Hilfiger)

           *
  (Joel J. Horowitz)       Director, Chief Executive Officer   June 27, 1997
                          and President (principal executive
                                       officer)

           *              Director, Executive Vice President-  June 27, 1997
  (Benjamin M.T. Ng)        Corporate Finance and Assistant
                            Secretary (principal financial
                                       officer)

           *                           Director                June 27, 1997
  (Lawrence S. Stroll)

           *                           Director                June 27, 1997
  (Ronald K.Y. Chou)

           *                           Director                June 27, 1997
   (Lester M.Y. Ma)

           *                           Director                June 27, 1997
    (Joseph Adamko)

           *                           Director                June 27, 1997
  (Clinton V. Silver)

                                       Director                June 27, 1997
    (Simon Murray)

           *                Assistant Treasurer (principal     June 27, 1997
 (Steven A. Sorrillo)             accounting officer)


 */s/ Benjamin M.T. Ng
 Benjamin M.T. Ng
 (Attorney-in-Fact)

                                    SCHEDULE I

                            TOMMY HILFIGER CORPORATION

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENTS OF OPERATIONS


                                                    1997       1996       1995
                                                    ----       ----       ----

       Equity in income of subsidiaries......   $131,248    $92,400    $63,457

       Income before income taxes............    131,248     92,400     63,457
       Provision for income taxes............     44,866     30,900     22,742
                                                --------    -------    -------
       Net income............................    $86,382    $61,500    $40,715
                                                ========    =======    =======

         NOTE 1

                   Registrant is a British Virgin Islands holding company formed in June 1992 in connection with the Company's reorganization. See Notes 1(a) and 1(b) to the Consolidated Financial Statements.

         NOTE 2

                   Certain provisions of Tommy Hilfiger U.S.A., Inc.'s credit facility with its commercial banks restrict the distribution of income and assets of the Company. See Note 6 to the Consolidated Financial Statements.

                                                              SCHEDULE I
                                                             (CONTINUED)


                            TOMMY HILFIGER CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEETS
                                  (IN THOUSANDS)

                                                                       March 31,
                                                                       ---------
                                                                   1997        1996
                                                                   ----        ----
         Investment in subsidiaries.....................         $397,464    $301,338
                                                                 --------    --------
             Total Assets...............................         $397,464    $301,338
                                                                 ========    ========


         LIABILITIES AND SHAREHOLDERS' EQUITY

         Shareholders' equity
         Preference shares, $0.01 par value-shares authorized
         5,000,000; none issued................................

         Common shares, $0.01 par value-shares authorized
         50,000,000; issued and outstanding
         37,249,529 and 36,879,924, respectively...............      $372        $369

         Capital in excess of par value........................   165,032     155,294

         Retained earnings.....................................   232,015     145,633

         Cumulative translation adjustment.....................        45          42
                                                                 --------    --------

             Total shareholders' equity........................   397,464     301,338
                                                                 --------    --------

                 Total Liabilities and Shareholders' Equity....  $397,464    $301,338
                                                                 ========    ========

                                                              SCHEDULE I
                                                             (continued)

                            TOMMY HILFIGER CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                                For the Years Ended March 31,
                                                                -----------------------------
                                                               1997         1996        1995
                                                               ----         ----        ----
   Cash flows from operating activities:
      Net income..........................................   $131,248     $92,400     $63,457
      Adjustments to reconcile net income cash from
         operating activities:
            Net equity in income of subsidiaries..........   (131,248)   ($92,400)    (63,457)
                                                             --------    --------    --------

            Net cash provided by operating activities.....         --          --          --

   Cash flows from investing activities:
      Investment in Tommy Hilfiger (Eastern Hemisphere)
      Limited
      Other ..............................................         --          --          --
                                                             --------    --------    --------

         Net cash used in investing activities............         --          --          --
                                                             --------    --------    --------

   Cash flows from financing activities:
   Net proceeds from public offering of ordinary shares...         --          --          --
                                                             --------    --------    --------

         Net cash provided by financing activities........         --          --          --
                                                             --------    --------    --------

   Net increase in cash...................................         --          --          --
   Cash at beginning of year..............................         --          --          --
                                                             --------    --------    --------

   Cash at end of year....................................   $     --    $     --    $     --
                                                             ========    ========    ========

                                  EXHIBIT INDEX

         Exhibit
         Number              Description
         -------             -----------

         3.1         --      Memorandum of Association and Articles of
                             Association of the Company (previously
                             filed as Exhibit 3 with Registration No.
                             33-48587 and incorporated herein by
                             reference)
         3.2         --      Amendment to Articles of Association
                             (previously filed as Exhibit 3 with
                             Registration No. 33-48587 and incorporated
                             herein by reference)
         3.3         --      Amendment to Memorandum and Articles of
                             Association (previously filed as Exhibit
                             3.3 with Registration No. 33-88906 and
                             incorporated herein by reference)
         4.          --      Specimen certificate of the Company's
                             Ordinary Shares, par value $0.01 per share
                             (previously filed as Exhibit 4 with
                             Registration No. 33-48587 and incorporated
                             herein by reference)
         10.1        --      Amended and Restated Credit Agreement,
                             dated as of July 11, 1996 (the "Credit
                             Agreement"), among Tommy Hilfiger U.S.A.,
                             Inc. and Tommy Hilfiger Retail, Inc., as
                             Borrowers, Tommy Hilfiger Corporation,
                             Tommy Hilfiger (Eastern Hemisphere)
                             Limited, Tommy Hilfiger (HK) Limited, Tommy
                             Hilfiger Licensing, Inc. and Tommy Hilfiger
                             Flagship Stores, Inc., as Guarantors, The
                             Chase Manhattan Bank, as Administrative
                             Agent, and the Lenders named therein
                             (previously filed as Exhibit 10(b) to the
                             Registrant's Quarterly Report on Form 10-Q
                             for the quarterly period ended June 30,
                             1996 and incorporated herein by reference)
         10.2        --      First Amendment, dated as of October 18,
                             1996, to the Credit Agreement
         10.3        --      Second Amendment, dated as of December 31,
                             1996, to the Credit Agreement
         *10.4       --      Stock Option Plans of the Company and its
                             subsidiaries, as amended and restated
                             (previously filed as Exhibits 4.1 and 4.2
                             with Registration No. 333-20993)
         *10.5       --      Tommy Hilfiger Corporation Non-Employee
                             Directors Stock Option Plan (previously
                             filed as Exhibit 10.3 with Registration No.
                             33-88906 and incorporated herein by
                             reference)
         *10.6       --      Tommy Hilfiger U.S.A., Inc. Supplemental
                             Executive Incentive Compensation Plan
                             (previously filed as Exhibit 10(a) to the
                             Registrant's Quarterly Report on Form 10-Q
                             for the quarterly period ended September
                             30, 1995 and incorporated herein by
                             reference)
         *10.7       --      Amended and Restated Employment Agreement,
                             dated as of June 30, 1992, between Tommy
                             Hilfiger U.S.A., Inc. and Tommy Hilfiger
                             (previously filed as Exhibit 10.3 with
                             Registration No. 33-48587 and incorporated
                             herein by reference)
         *10.8       --      Amended and Restated Employment Agreement,
                             dated as of June 30, 1992, between Tommy
                             Hilfiger U.S.A., Inc. and Joel Horowitz
                             (previously filed as Exhibit 10.4 with
                             Registration No. 33-48587 and incorporated
                             herein by reference)
         *10.9       --      Amendment, dated as of March 8, 1994, to
                             Amended and Restated Employment Agreement, dated as of June 30, 1992, by and between Tommy Hilfiger U.S.A., Inc. and Joel
                             Horowitz (previously filed as

                             Exhibit 7 to the Registrant's Annual Report
                             on Form 20-F for the fiscal year ended
                             March 31, 1994 and incorporated herein by
                             reference)
         *10.10      --      Consulting Agreement, dated as of June 1,
                             1995, by and between Tommy Hilfiger U.S.A.,
                             Inc. and Jay M. Margolis (previously filed
                             as Exhibit 10.9 to the Registrant's Annual
                             Report on Form 10-K for the fiscal year
                             ended March 31, 1995 and incorporated
                             herein by reference)
         *10.11      --      Termination Agreement, dated as of February
                             6, 1996, by and between Tommy Hilfiger
                             U.S.A., Inc. and Edwin H. Lewis (previously
                             filed as Exhibit 10.9 to the Registrant's
                             Annual Report on Form 10-K for the fiscal
                             year ended March 31, 1996 and incorporated
                             herein by reference)
         *10.12      --      Termination Agreement, dated as of March
                             31, 1996, by and among Tommy Hilfiger
                             Retail, Inc., Tommy Hilfiger Corporation
                             and Robert C. Grayson (previously filed as
                             Exhibit 10.10 to the Registrant's Annual
                             Report on Form 10-K for the fiscal year
                             ended March 31, 1996 and incorporated
                             herein by reference)
         *10.13      --      Stock Repurchase Agreement, dated as of
                             March 31, 1996, by and among Tommy Hilfiger
                             Retail, Inc., Tommy Hilfiger U.S.A., Inc.
                             and Robert C. Grayson (previously filed as
                             Exhibit 10.11 to the Registrant's Annual
                             Report on Form 10-K for the fiscal year
                             ended March 31, 1996 and incorporated
                             herein by reference)
         10.14       --      Amended and Restated Factoring Agreement,
                             dated September 16, 1994 (the "Factoring
                             Agreement"), between Tommy Hilfiger U.S.A.,
                             Inc. and Century Business Credit
                             Corporation (previously filed as Exhibit
                             10.11 with Registration No. 33-88906 and
                             incorporated herein by reference)
         10.15       --      Letter of amendment, dated April 3, 1995,
                             to the Factoring Agreement (previously
                             filed as Exhibit 10.11 to the Registrant's
                             Annual Report on Form 10-K for the fiscal
                             year ended March 31, 1995 and incorporated
                             herein by reference)
         10.16       --      Letter of amendment, dated April 9, 1996,
                             to the Factoring Agreement (previously
                             filed as Exhibit 10.14 to the Registrant's
                             Annual Report on Form 10-K for the fiscal
                             year ended March 31, 1996 and incorporated
                             herein by reference)
         10.17       --      Letter of Amendment, dated April 8, 1997,
                             to the Factoring Agreement
         10.18       --      Warehouse Agreement, dated as of April 1,
                             1997, between Ridge Services, Inc. and
                             Tommy Hilfiger U.S.A., Inc.
         10.19       --      Warehouse Agreement, dated as of April 1,
                             1997, between Ridge Services, Inc. and
                             Tommy Hilfiger Retail, Inc.
         10.20       --      Contract of Sale, dated March 6, 1996,
                             between 2539 Realty Associates, as seller,
                             and Tommy Hilfiger U.S.A., Inc., as
                             purchaser, for 25 West 39th Street
                             (previously filed as Exhibit 10.20 to the
                             Registrant's Annual Report on Form 10-K for
                             the fiscal year ended March 31, 1996 and
                             incorporated herein by reference)
         10.21       --      Lease, dated April 24, 1995, between
                             Forsgate Industrial Complex L.P. and Tommy
                             Hilfiger U.S.A., Inc. (previously filed as
                             Exhibit 10.25 to the Registrant's Annual
                             Report on Form 10-K for the fiscal year
                             ended March 31, 1995 and incorporated
                             herein by reference)
         *10.22      --      Consulting Agreement, dated April 1, 1991,
                             between Polostro Limited and Tommy Hilfiger
                             (Eastern Hemisphere) Limited (previously
                             filed as Exhibit 10.13 with Registration
                             No. 33-48587 and incorporated herein by
                             reference)
         *10.23      --      Amendment, dated as of April 1, 1993, to
                             Consulting Agreement, dated

                             April 1, 1991, between Polostro Limited and
                             Tommy Hilfiger (Eastern Hemisphere) Limited
                             (previously filed as Exhibit 18 to the
                             Registrant's Annual Report on Form 20-F for
                             the fiscal year ended March 31, 1994 and
                             incorporated herein by reference)
         *10.24      --      Consulting Agreement, dated April 1, 1996,
                             between Fasco International, Inc. and Tommy
                             Hilfiger (Eastern Hemisphere) Limited
                             (previously filed as Exhibit 10.25 to the
                             Registrant's Annual Report on Form 10-K for
                             the fiscal year ended March 31, 1996 and
                             incorporated herein by reference)
         10.25       --      Trademark Agreement, dated June 30, 1992,
                             between Tommy J. Hilfiger and Tommy
                             Hilfiger, Inc. (previously filed as Exhibit
                             10.15 with Registration No. 33-48587 and
                             incorporated herein by reference)
         10.26       --      United States License Agreement, dated
                             August 28, 1995, between Tommy Hilfiger
                             Licensing, Inc. and AIHL Investment Group
                             Limited (formerly SEL International
                             Investments Corp.) (portions of this
                             exhibit, which have been filed separately
                             with the Securities and Exchange
                             Commission, have been omitted pursuant to
                             an order of the Commission granting
                             confidential treatment) (previously filed
                             as Exhibit 10(d) to the Registrant's
                             Quarterly Report on Form 10-Q for the
                             quarterly period ended September 30, 1995
                             and incorporated herein by reference)
         10.27       --      International License Agreement, dated
                             August 28, 1995, between Tommy Hilfiger
                             Licensing, Inc. and AIHL Investment Group
                             Limited (formerly SEL International
                             Investments Corp.) (portions of this
                             exhibit, which have been filed separately
                             with the Securities and Exchange
                             Commission, have been omitted pursuant to
                             an order of the Commission granting
                             confidential treatment) (previously filed
                             as Exhibit 10(e) to the Registrant's
                             Quarterly Report on Form 10-Q for the
                             quarterly period ended September 30, 1995
                             and incorporated herein by reference)
         10.28       --      First Amendment, dated June 3, 1996, to
                             United States License Agreement, dated
                             August 28, 1995, between Tommy Hilfiger
                             Licensing, Inc. and AIHL Investment Group
                             Limited (formerly SEL International
                             Investments Corp.) (portions of this
                             exhibit, which have been filed separately
                             with the Securities and Exchange
                             Commission, have been omitted pursuant to
                             an order of the Commission granting
                             confidential treatment) (previously filed
                             as Exhibit 10.29 to Registrant's Annual
                             Report on Form 10-K/A No. 1 for the fiscal
                             year ended March 31, 1996 and incorporated
                             herein by reference)
         10.29       --      First Amendment, dated June 3, 1996, to
                             International License Agreement, dated
                             August 28, 1995, between Tommy Hilfiger
                             Licensing, Inc. and AIHL Investment Group
                             Limited (formerly SEL International
                             Investments Corp.) (portions of this
                             exhibit, which have been filed separately
                             with the Securities and Exchange
                             Commission, have been omitted pursuant to
                             an order of the Commission granting
                             confidential treatment) (previously filed
                             as Exhibit 10.30 to Registrant's Annual
                             Report on Form 10-K/A No. 1 for the fiscal
                             year ended March 31, 1996 and incorporated
                             herein by reference)
         10.30       --      License Agreement, dated June 24, 1996,
                             between Tommy Hilfiger Licensing, Inc. and
                             Novel-ITC Licensing Limited (portions of
                             this exhibit, which have been filed
                             separately with the Securities and Exchange
                             Commission, have been omitted pursuant to
                             an order of the Commission granting
                             confidential treatment) (previously filed
                             as Exhibit 10(a) to the Registrant's
                             Quarterly Report on Form 10-Q for the
                             quarterly period
                             ended June 30, 1996 and
                             incorporated herein by reference)
         10.31       --      License Agreement, dated as of February 1,
                             1997, between Tommy Hilfiger Licensing,
                             Inc. and Pepe Jeans London Corporation
                             (portions of this exhibit, which have been
                             filed separately with the Securities and
                             Exchange Commission, have been omitted
                             and are the subject of a request made to
                             the Commission for confidential treatment)
         11.         --      Statement re: Computation of Per Share
                             Earnings
         21.         --      Subsidiaries of the Company
         23.         --      Consent of Price Waterhouse LLP
         24.         --      Powers of Attorney
         27.         --      Financial Data Schedule

         ________
              * Management contract or compensatory plan or arrangement.