Form 10-Q
period 1997-06-30
HILFIGER TOMMY CORP
filed 1997-08-05
CIK 888747

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

             [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

         ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, OUTSTANDING AS OF JUNE 30, 1997: 37,339,054





                            TOMMY HILFIGER CORPORATION
                                INDEX TO FORM 10-Q
                                  June 30, 1997


    PART I -  FINANCIAL INFORMATION                                      Page


    Item 1    Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 1997
              and March 31, 1997......................................     3

              Condensed Consolidated Statements of Operations for the
              three months ended June 30, 1997 and 1996...............     4

              Condensed Consolidated Statements of Cash Flows for the
              three months ended June 30, 1997 and 1996...............     5

              Condensed Consolidated Statements of Changes in
              Shareholders' Equity for the three months ended
              June 30, 1997 and the year ended March 31, 1997.........     6

              Notes to Condensed Consolidated Financial Statements....     7

    Item 2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................     8

    PART II -  OTHER INFORMATION

    Item 6    Exhibits and Reports on Form 8-K........................    11

    Signatures........................................................    12

                                      PART I
    ITEM 1 - FINANCIAL STATEMENTS

                            TOMMY HILFIGER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


    (UNAUDITED)                                 AS OF JUNE 30,  AS OF MARCH 31,
                                                      1997          1997

    ASSETS
    Current assets
        Cash and cash equivalents..................  $87,871    $109,908
        Accounts receivable........................   94,116      79,984
        Inventories................................  155,414     123,847
        Investments................................   20,000          --
        Other current assets.......................   18,030      18,614
                                                      ------      ------

            Total current assets...................  375,431     332,353

    Property and equipment, at cost, less accumulated
        depreciation and amortization..............  125,707     121,540
    Other assets...................................    7,953       9,192

            Total Assets........................... $509,091    $463,085
                                                    ========    ========


    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities
        Short-term borrowings......................  $33,207      $5,980
        Accounts payable...........................    6,033       5,996
        Accrued expenses and other current
          liabilities..............................   47,813      49,710
                                                      ------      ------

            Total current liabilities..............   87,053      61,686

    Other liabilities..............................    2,601       2,425
    Long-term debt.................................    1,442       1,510
    Shareholders' equity
        Preference Shares, $0.01 par value-shares
          authorized 5,000,000; none issued........       --          --
        Ordinary Shares, $0.01 par value-shares
          authorized 50,000,000, issued and outstanding
          37,339,054 and 37,249,529, respectively..      373         372
        Capital in excess of par value.............  168,060     165,032
        Retained earnings..........................  249,522     232,015
        Cumulative translation adjustment..........       40          45
                                                     --------    -------

            Total shareholders' equity.............  417,995     397,464
                                                     -------     -------

    Commitments and contingencies

            Total Liabilities and Shareholders'
              Equity............................... $509,091    $463,085
                                                    ========    ========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                            TOMMY HILFIGER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


    (UNAUDITED)                                   FOR THE THREE MONTHS ENDED
                                                           JUNE 30,

                                                       1997        1996

    Net revenue...................................  $173,735   $124,129
    Cost of goods sold............................    92,032     66,010
                                                   ---------   --------

    Gross profit..................................   81,703      58,119
    Selling, general and administrative expenses..   56,644      40,388
                                                   --------    --------

    Income from operations........................   25,059      17,731
    Interest expense .............................      179         203
    Interest income ..............................    1,749       1,588
                                                   --------    --------

    Income before income taxes....................   26,629      19,116
    Provision for income taxes ...................    9,122       6,538
                                                   --------    --------

    Net income.................................... $ 17,507    $ 12,578
                                                   ========    ========

    Earnings per share:
    Earnings per share and share equivalents...... $    .46    $    .34
                                                   ========    ========

    Weighted average shares and share equivalents
      outstanding.................................   37,880      37,500
                                                   ========    ========










     See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



    (UNAUDITED)                                   FOR THE THREE MONTHS ENDED
                                                           JUNE 30,
                                                       1997        1996

    Cash flows from operating activities
     Net income...................................   $17,507     $12,578
     Adjustments to reconcile net income to cash from
       operating activities
         Depreciation and amortization............     7,128       4,347
         Changes in operating assets and liabilities
          Decrease (increase) in assets
          Accounts receivable.....................   (14,132)     11,300
          Inventories.............................   (31,567)    (21,590)
          Other assets............................     1,680       1,956
         Increase (decrease) in liabilities
          Accounts payable........................        37       2,972
           Accrued expenses and other
             liabilities..........................    (1,721)    (11,589)
                                                     --------    --------
          Net cash used in investing activities...   (21,068)        (26)
                                                     --------    --------

    Cash flows from investing activities
     Purchases of property and equipment..........   (11,152)    (36,772)
     Purchases of investments.....................   (20,000)         --
                                                     -------     -------
          Net cash used in investing activities...   (31,152)    (36,772)
                                                     -------     -------

    Cash flows from financing activities
     Proceeds from the exercise of
       employee stock options.....................     2,441       1,551
     Tax benefit from exercise of stock options...       588       2,426
     Short-term bank borrowings...................    27,227       2,206
     Payments on long-term debt...................       (68)        (71)
     Other .......................................        (5)          1
                                                      ------       -----
           Net Cash provided by financing
             activities...........................    30,183       6,113
                                                      ------       -----

           Net decrease in cash...................   (22,037)    (30,685)
    Cash and cash equivalents, beginning of
      period......................................   109,908     127,743
                                                     -------     -------

    Cash and cash equivalents, end of period......   $87,871     $97,058
                                                     =======     =======


      See Accompanying Notes to Condensed Consolidated Financial Statements

                            TOMMY HILFIGER CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (IN THOUSANDS)

                                                      CAPITAL IN
                                                        EXCESS                      CUMULATIVE        TOTAL
                                        ORDINARY        OF PAR        RETAINED      TRANSLATION   SHAREHOLDERS'
                                         SHARES          VALUE        EARNINGS      ADJUSTMENT       EQUITY

Balance, March 31, 1996                  $369          $155,294       $145,633         $42          $301,338
  Net income.........................                                   86,382                        86,382
  Exercise of employee stock
    options..........................       3             3,926                                        3,929
  Tax benefits from exercise of stock
    options..........................                     5,812                                        5,812
  Translation adjustment.............                                                    3                 3
                                         ----          --------       --------         ---          --------
Balance, March 31, 1997                   372           165,032        232,015          45           397,464
  Net income.........................                                   17,507                        17,507
  Exercise of employee stock
    options..........................       1             2,440                                        2,441
  Tax benefits from exercise of stock
    options..........................                       588                                          588
  Translation adjustment.............                                                   (5)               (5)
                                         ----          --------       --------         ---          --------
Balance, June 30, 1997 (Unaudited)...    $373          $168,060       $249,522         $40          $417,995
                                         ====          ========       ========         ===          ========
























     See Accompanying Notes to Condensed Consolidated Financial Statements

                            TOMMY HILFIGER CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 1 - BASIS OF PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by Tommy Hilfiger Corporation (the "Company") in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company's 1997 Annual Report as filed with the Securities and Exchange Commission on Form 10-K (the "Form 10-K"). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

              Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

              The financial statements as of and for the three month periods ended June 30, 1997 and 1996 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 1997, as presented, has been prepared from the Consolidated Balance Sheet as of March 31, 1997 included in the Company's Form 10-K.

         NOTE 2 - INVENTORIES

              Inventories are summarized as follows:


                                             June 30, 1997      March 31, 1997

             Finished Goods.................  $153,423,000        $122,237,000
             Raw Materials..................     1,991,000           1,610,000
                                              ------------        ------------
                                              $155,414,000        $123,847,000
                                              ============        ============

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

              The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the Company's Condensed Consolidated Statements of Operations:


                                                    THREE MONTHS ENDED
                                                         JUNE 30,

                                                      1997      1996


         Net revenue...............................   100.0%    100.0%
         Cost of goods sold........................    53.0      53.2
                                                      -----     -----

         Gross profit..............................    47.0      46.8
         Selling, general and administrative
           expenses................................    32.6      32.5
                                                       ----      ----

         Income from operations....................    14.4      14.3
         Interest expense..........................     0.1       0.2
         Investment income........................      1.0       1.3
                                                       ----      ----

         Income before income taxes................    15.3      15.4
         Provision for income taxes................     5.2       5.3
                                                       ----      ----

         Net income................................    10.1      10.1
                                                       ====      ====

         Three months ended June 30, 1997 compared to three months ended
                                  June 30, 1996

              The Company's net income increased 39.2% to $17,507,000, or $.46 per share, in the quarter ended June 30, 1997 from $12,578,000, or $.34 per share, in the corresponding quarter last year.

              Net revenue increased to $173,735,000 in the first quarter of fiscal 1998 from $124,129,000 in the first quarter of fiscal 1997, an improvement of $49,606,000, or 40.0%. This increase is a result of improvements in each of the Company's wholesale, retail, and licensing and buying agency divisions, as outlined below.

              Wholesale net revenue increased to $125,444,000 in the first quarter of fiscal 1998 from $93,945,000 in the first quarter of fiscal 1997, an improvement of 33.5%. This improvement consists of a menswear wholesale sales increase of 27.4% and a boyswear wholesale sales increase of 75.3%. During the quarter ended June 30, 1997, menswear wholesale sales were $104,281,000 while boyswear wholesale sales were $21,163,000.
         In the corresponding quarter last year, menswear wholesale sales were $81,874,000 while boyswear wholesale sales totaled $12,071,000. Substantially all of theses increases were due to increases in volume which resulted primarily from increased sales to existing customers. The increased sales to existing customers were partially the result of the Company's in-store shop and fixtured area expansion program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured.

              Net revenue in the Company's retail division increased 45.5% to $36,153,000 during the first quarter of fiscal 1998 from $24,843,000 in the first quarter of fiscal 1997. The increase in the number of stores as well as an increase in sales at existing stores contributed to the improved revenue. Of the total increase of $11,310,000, $5,367,000 was attributable to retail stores opened since June 30, 1996.
         A total of 57 stores were open as of June 30, 1997 compared to 49 stores as of June 30, 1996.

              Revenue from royalties and buying agency commissions increased 127.3% to $12,138,000 in the first quarter of fiscal 1998 from $5,341,000 in the corresponding quarter of fiscal 1997. This increase reflects the incremental revenue associated with newly licensed products and a general increase in sales of existing licensed products and buying agency services. Of this increase, approximately 36.5% was due to products introduced under licenses entered into since June 30, 1996.

              Gross profit as a percentage of net revenue increased to 47.0% in the first quarter of fiscal 1998 from 46.8% in the first quarter of fiscal 1997. The increase was attributable to the increases in retail operations and royalties and buying agency commissions, each of which had higher percentage revenue increases, and which produce higher margins, than wholesale operations, partially offset by lower margins in men's wholesale operations.

              Selling, general and administrative expenses increased to $56,644,000 in the first quarter of fiscal 1998 from $40,388,000 in the corresponding period of fiscal 1997. The overall increase is primarily due to increased volume-related expenses of the Company's wholesale and retail operations to support the higher revenue. In addition, depreciation and amortization increased due to the greater number of in-store shops and marketing and advertising expense increased to promote brand awareness. As a percentage of net revenue, selling, general and administrative expenses increased slightly to 32.6% in fiscal 1998 from 32.5% in fiscal 1997.

              The provision for income taxes increased to 34.3% of income before taxes in the first quarter of fiscal 1998 from 34.2% in the corresponding period of fiscal 1997.

         LIQUIDITY AND CAPITAL RESOURCES

              The Company's primary funding requirements are to finance working capital and the continued growth of its business. Primarily, this includes the purchase of inventory in anticipation of increased sales of the wholesale and retail divisions as well as capital expenditures related to the expansion of the menswear in-store shop and boyswear fixtured area programs and additional retail stores. The Company's sources of liquidity are cash on hand, cash from operations and available credit.

              At June 30, 1997, the Company had approximately $87,871,000 of cash and cash equivalents and $20,000,000 of short-term investments compared to a year-end balance of $109,908,000 of cash and cash equivalents. This represented an overall decrease of $2,037,000 due to cash used in operating and investing activities, partially offset by cash provided by financing activities. A detailed analysis of the changes in cash and cash equivalents is presented in the Consolidated Statements of Cash Flows.

              Net cash used in operating activities during the first quarter of fiscal 1998 was $21,068,000, an increase of $21,042,000 over the June 30, 1996 amount of $26,000. This amount is primarily made up of an increase in working capital offset, in part, by cash generated from net earnings. The increase in working capital is principally due to a higher inventory level and an increase in accounts receivable. The Company's inventories increased 25.5% to $155,414,000 at June 30, 1997 from $123,847,000 at March 31, 1997. Higher inventory levels at June 30, 1997 were attributable to a planned build-up of inventory in anticipation of the fall and holiday seasons of fiscal 1997 and increased retail division inventory due to the greater number of stores.

              Capital expenditures were $11,152,000 for the three months ended June 30, 1997, compared with $36,772,000 for the three months ended June 30, 1996. Significant capital expenditures in the first quarter of fiscal 1998 include additions related to the Company's first flagship store in Beverly Hills and the expansion of certain of the Company's in-store shops. The fiscal 1997 amount includes the purchase of the property which houses the Company's executive offices along with its primary sales, marketing and licensing offices and its main licensees' showrooms for approximately $25,875,000.

              In July 1996, the Company entered into an amended and restated revolving credit agreement (the "Credit Agreement") effective April 1, 1996. The Credit Agreement, which expires in June 1999, provides for direct borrowings, bankers acceptances and letters of credit of amounts ranging from $100,000,000 in fiscal 1997 to $150,000,000 in fiscal 1999.
         Available borrowings under the Credit Agreement are subject to the timed increase of availability under the Credit Agreement and are based upon eligible accounts receivable, inventory and open letters of credit. As of June 30, 1997, $125,000,000 was available for utilization under the Credit Agreement. Obligations under the Credit Agreement are collateralized by substantially all the assets of the Company's U.S. operations. Direct borrowings under the Credit Agreement, which were limited to $75,000,000 as of June 30, 1997, accrue interest at varying interest rates.

              At June 30, 1997, total short-term borrowings of $33,207,000 consisted of $7,400,000 of borrowings under the credit agreement, open letters of credit for inventory purchased of $25,532,000 and the current portion of mortgage debt payable of $275,000. Additionally, at June 30, 1997, Tommy Hilfiger U.S.A., Inc. ("TH USA"), a wholly owned subsidiary of the Company, was contingently liable for unexpired bank letters of credit of $57,746,000 related to commitments of TH USA to suppliers for the purchase of inventories.

              The Credit Agreement contains various covenants and, among other matters, includes certain restrictions upon capital expenditures, investments, indebtedness, loans and advances and transactions with related parties. In addition, the Credit Agreement prohibits certain of the Company's operating subsidiaries which are borrowers or guarantors under the Credit Agreement from paying any dividends. Because Tommy Hilfiger Corporation is a holding company, dividends or other advances from its subsidiaries will be required to fund any cash dividends to holders of Ordinary Shares. Such dividend restrictions are not expected to have an adverse impact on the Company. The Credit Agreement also requires the maintenance of minimum tangible net worth and interest coverage ratios. The Company was in compliance with all covenants under the Credit Agreement as of, and for the period ended, June 30, 1997.

              Cash requirements in fiscal 1998 will primarily include capital expenditures relating to the in-store shop and fixtured area programs and the opening of additional retail stores, as well as flagship stores. The Company believes the amount of capital expenditures in fiscal 1998 will be consistent with fiscal 1997 and the Company intends to fund its cash requirements for fiscal 1998 and future years from available cash balances, internally generated funds and borrowings available under the Credit Agreement. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

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

                                     PART II


         ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


              11.  Computation of Net Income Per Ordinary Share

              27.  Financial Data Schedule

         (b)  Reports on Form 8-K

              The Registrant did not file any Current Reports on Form 8-K during the three months ended June 30, 1997.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                  Tommy Hilfiger Corporation



    Date:  August 5, 1997         By: /s/ Joel J. Horowitz
                                          Joel J. Horowitz
                                          Chief Executive Officer and President
                                          Tommy Hilfiger Corporation


    Date: August 5, 1997          By: /s/ Steven A. Sorrillo
                                          Steven A. Sorrillo
                                          Principal Accounting Officer
                                          Tommy Hilfiger Corporation

                                    EXHIBIT INDEX



         Exhibit                                                 Page
         Number                    Description                   Number


         11.       Computation of Net Income Per Ordinary Share.   14

         27.       Financial Data Schedule                         15