Form 10-Q
period 1997-09-30
HILFIGER TOMMY CORP
filed 1997-11-05
CIK 888747

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

             [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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

         Ordinary Shares, $0.01 par value per share, outstanding as of September 30, 1997: 37,361,994





                            TOMMY HILFIGER CORPORATION
                                INDEX TO FORM 10-Q
                                September 30, 1997


   PART I - FINANCIAL INFORMATION                                   Page

   Item 1    Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 1997 and March 31, 1997.................  3

             Condensed Consolidated Statements of Operations
             for the six months ended September 30, 1997
             and 1996 and the three months ended September
             30, 1997 and 1996.....................................  4

             Condensed Consolidated Statements of Cash Flows
             for the six months ended September 30, 1997
             and 1996..............................................  5

             Condensed Consolidated Statement of Changes in
             Shareholders' Equity for the six months
             ended September 30, 1997 and the year ended
             March 31, 1997........................................  6

             Notes to Condensed Consolidated Financial Statements..  7

   Item 2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................  8


   PART II - OTHER INFORMATION

   Item 4    Submission of Matters to a Vote Of Security Holders... 12
   Item 6    Exhibits and Reports on Form 8-K...................... 12

   Signatures...................................................... 13

                                    PART I
                         ITEM 1 - FINANCIAL STATEMENTS

                          TOMMY HILFIGER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


   (Unaudited)                                  As of         As of
                                             September 30,   March 31,
                                                 1997          1997
                                                 ----          ----
   ASSETS
   Current assets
     Cash and cash equivalents..............    $80,729      $109,908
     Accounts receivable....................    104,713        79,984
     Inventories............................    182,337       123,847
     Investments............................     20,000            --
     Other current assets...................     21,438        18,614
                                                -------       --------

       Total current assets.................    409,217       332,353

   Property and equipment, at cost,
     less accumulated depreciation
     and amortization.......................    138,784       121,540
   Other assets.............................      7,861         9,192
                                                -------       --------
       Total Assets........................    $555,862      $463,085
                                               ========      ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Short-term borrowings..................    $33,084        $5,980
     Accounts payable.......................     12,265         5,996
     Accrued expenses and
       other current liabilities............     57,597        49,710
                                                -------        ------
   Total current liabilities................    102,946        61,686

   Other liabilities........................      2,439         2,425
   Long-term debt...........................         --         1,510
   Shareholders' equity
     Preference Shares, $0.01 par value-shares
       authorized 5,000,000; none issued....         --            --
     Ordinary Shares, $0.01 par value-shares
       authorized 50,000,000;
       issued and outstanding 37,361,994
       and 37,249,529, respectively.........        374           372
     Capital in excess of par value.........    168,716       165,032
     Retained earnings......................    281,416       232,015
     Cumulative translation adjustment......        (29)           45
                                               --------      --------

       Total shareholders' equity...........    450,477       397,464

                                               --------      --------

   Commitments and contingencies

       Total Liabilities and Shareholders'
         Equity.............................   $555,862      $463,085
                                               ========      ========

         See Accompanying Notes to Condensed Consolidated Financial
         Statements

                            TOMMY HILFIGER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)
   (Unaudited)                 FOR THE SIX MONTHS ENDED    FOR THE THREE MONTHS ENDED
                                     SEPTEMBER 30,                SEPTEMBER 30,
                               ------------------------    --------------------------
                                      1997       1996        1997           1996
   Net revenue....................  $398,281   $303,036     $224,546      $178,907
   Cost of goods sold.............   206,870    157,986      114,838        91,976
                                    --------   --------     --------      --------

   Gross profit...................   191,411    145,050      109,708        86,931
   Selling, general and
     administrative
     expenses.....................   119,557     92,184       62,913        51,796
                                    --------   --------     --------      --------
   Income from operations.........    71,854     52,866       46,795        35,135
   Interest expense ..............       694        544          515           341
   Investment income .............     3,575      2,984        1,826         1,396
                                     -------   --------     --------      --------
   Income before income taxes....     74,735     55,306       48,106        36,190
   Provision for income taxes ....    25,334     18,638       16,212        12,100
                                     -------    -------      -------       -------
   Net income.....................   $49,401    $36,668      $31,894       $24,090
                                     =======    =======      =======       =======
   Earnings per share:
     Earnings per share and share
     equivalents..................  $   1.30   $    .97     $    .84      $    .63
                                    ========   ========     ========      ========
   Weighted average shares
     and share equivalents
     outstanding..................    37,928     37,742       37,976        37,984
                                    ========   ========     ========      ========


           See Accompanying Notes to Condensed Consolidated Financial Statements

                                 TOMMY HILFIGER CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS)


   (Unaudited)                                      For the Six Months
                                                    Ended September 30,
                                                    ------------------
                                                     1997           1996
                                                     ----           ----

   Cash flows from operating activities
     Net income...................................   $49,401    $36,668
     Adjustments to reconcile net
       income to net cash from
       operating activities
         Depreciation and amortization............    14,496      9,189
         Changes in operating assets and
           liabilities
           (Increase) decrease in assets
             Accounts receivable..................   (24,729)   (11,523)
             Inventories..........................   (58,490)   (21,860)
             Other assets.........................    (1,780)       437
           Increase (decrease) in liabilities
             Accounts payable.....................     6,269     (2,410)
             Accrued expenses and other
               liabilities........................     7,901      8,494
                                                      ------      -----
         Net cash (used in) provided by
           operating activities...................    (6,932)    18,995
                                                      ------      -----

   Cash flows from investing activities
     Purchases of property and equipment..........   (31,453)   (49,181)
     Purchases of investments.....................   (20,000)        --
                                                      ------     ------

         Net cash used in investing activities....   (51,453)   (49,181)
                                                     -------    -------

   Cash flows from financing activities
     Proceeds from the exercise of employee
       stock options..............................     2,817      1,786
     Tax benefit from exercise of stock options...       869      2,897
     Short-term bank borrowings...................    27,104     (4,776)
     Payments on long-term debt...................    (1,510)      (138)
     Other........................................       (74)         7
     Net cash provided by (used in)
       financing activities.......................    29,206       (224)
                                                      ------      -----

   Net decrease in cash...........................   (29,179)   (30,410)
   Cash and cash equivalents,
     beginning of period..........................   109,908    127,743
                                                     -------    -------

   Cash and cash equivalents, end of period.......   $80,729    $97,333
                                                     =======    =======

   See Accompanying Notes to Condensed Consolidated Financial Statements

                         TOMMY HILFIGER CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               (IN THOUSANDS)
                                         CAPITAL IN
                                           EXCESS                 CUMULATIVE       TOTAL
                                ORDINARY   OF PAR    RETAINED     TRANSLATION  SHAREHOLDERS'
                                 SHARES     VALUE    EARNINGS     ADJUSTMENT      EQUITY
                                 -------  --------   --------     -----------  ------------
   BALANCE, MARCH 31, 1996          $369  $155,294  $145,633          $42     $301,338
     Net income..................                     86,382                    86,382
     Exercise of employee
       stock options.............      3     3,926                               3,929
     Tax benefits from exercise
       of stock options..........            5,812                               5,812
     Translation adjustment......                                       3            3
                                    ----   -------   -------        -----      -------
   BALANCE, MARCH 31, 1997           372   165,032   232,015           45      397,464
     Net income..................                     49,401                    49,401
     Exercise of employee
       stock options.............      2     2,815                               2,817
     Tax benefits from exercise
       of stock options..........              869                                 869
     Translation adjustment......                                     (74)         (74)
                                    ----   -------   -------        ------     --------
   BALANCE, SEPTEMBER 30, 1997
     (UNAUDITED)                    $374  $168,716  $281,416         ($29)     $450,477
                                    ====  ========  ========        ======     ========


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

              Operating results for the six month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

              The financial statements as of and for the six month and the three month periods ended September 30, 1997 and 1996 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 1997, as presented, has been prepared from the Consolidated Balance Sheet as of March 31, 1997 included in the Company's Form 10-K.

         NOTE 2 - INVENTORIES

              Inventories are summarized as follows:

                                September 30, 1997   March 31, 1997
                                ------------------   --------------
             Finished Goods.......  $180,456,000       $122,237,000
             Raw Materials........     1,881,000          1,610,000
                                    ------------       ------------
                                    $182,337,000       $123,847,000
                                    ============       ============

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the Company's Condensed Consolidated Statements of Operations:

                                   SIX MONTHS ENDED            THREE MONTHS ENDED
                                     SEPTEMBER 30,                SEPTEMBER 30,
                                   ----------------            ------------------
                                      1997       1996        1997           1996
                                      ----       ----        ----           ----
   Net revenue....................   100.0%     100.0%       100.0%        100.0%
   Cost of goods sold.............    51.9       52.1         51.1          51.4
                                     -----      -----        -----         -----

   Gross profit...................    48.1       47.9         48.9          48.6
   Selling, general and
     administrative expenses......    30.0       30.4         28.0          29.0
                                      ----       ----         ----          ----

   Income from operations.........    18.1       17.5         20.9          19.6
   Interest expense...............     0.2        0.2          0.2           0.2
   Interest income................     0.9        1.0          0.7           0.8
                                      ----       ----         ----          ----

   Income before income taxes.....    18.8       18.3         21.4          20.2
   Provision for income taxes.....     6.4        6.2          7.2           6.7
                                      ----       ----         ----          ----
   Net income.....................    12.4       12.1         14.2          13.5
                                      ====       ====         ====          ====

           Six months ended September 30, 1997 compared to six months ended
                                 September 30, 1996

              The Company's net income increased 34.7% to $49,401,000, or $1.30 per share, during the six months ended September 30, 1997 from $36,668,000, or $.97 per share, in the corresponding period of fiscal 1997.

              Net revenue increased $95,245,000, or 31.4%, to $398,281,000 during the six months ended September 30, 1997 from $303,036,000 during the six months ended September 30, 1996. This improvement is principally due to volume increases in each of the Company's operating divisions, as outlined below.

              Wholesale net revenue has increased to $278,704,000 in the first six months of fiscal 1998 from $222,878,000 in the corresponding period of fiscal 1997, an improvement of $55,826,000 or 25.0%. This improvement consists of a menswear wholesale sales increase of 16.9% and a boyswear wholesale sales increase of 72.6%. During the six months ended September 30, 1997, menswear wholesale sales were $222,486,000 while boyswear wholesale sales were $56,218,000. In the corresponding period last year, menswear wholesale sales were $190,300,000 while boyswear wholesale sales were $32,578,000. Substantially all of these increases were due to increases in volume which resulted primarily from increased sales to existing customers. The increased sales to existing customers were partially the result of the Company's in-store shop and fixtured area expansion program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured.

              Net revenue in the Company's retail division increased 34.0% to $91,101,000 in the first six months of fiscal 1998 from $67,966,000 in the corresponding period of fiscal 1997. The increase in the number of stores as well as an increase in sales at existing stores contributed to the increased revenue. Of the total increase of $23,135,000, $6,018,000 was attributable to retail stores opened since September 30, 1996. The total number of retail stores open as of September 30, 1997 and 1996 were 59 and 52, respectively.

              Net revenue from royalties and buying agency commissions increased 133.6% to $28,476,000 during the six months ended September 30, 1997 from $12,192,000 during the six months ended September 30, 1996. This increase reflects the incremental revenue associated with a general increase in sales of existing licensed products and buying agency services.

              Gross profit as a percentage of net revenue increased to 48.1% in the first six months of fiscal 1998 from 47.9% in the first six months of fiscal 1997. This increase is attributable to the increases in retail operations and royalties and buying agency commissions, each of which had higher percentage revenue increases, and which produce higher margins, than wholesale operations.
         This was partially offset by lower margins in menswear whole-sale operations and a greater contribution to wholesale operations of childrenswear, which produces lower margins than menswear.

              Selling, general and administrative expenses, as a percentage of net revenue, decreased to 30.0% in fiscal 1998 from 30.4% in fiscal 1997. This decrease is due to leveraging these expenses against the higher revenue base. Selling, general and administrative expenses increased to $119,557,000 in the first six months of fiscal 1998 from $92,184,000 in the corresponding period of fiscal 1997. The overall increase is primarily due to increased volume-related expenses of the Company's wholesale and retail operations to support the higher revenue. In addition, depreciation and amortization increased due to the greater number of in-store shops and fixtured areas.

              The provision for taxes increased to 33.9% of income before taxes in the six months ended September 30, 1997 from 33.7% in the six months ended September 30, 1996.

                Three months ended September 30, 1997 compared to
                      three months ended September 30, 1996

              The Company's net income increased 32.4% to $31,894,000, or $.84 per share, in the quarter ended September 30, 1997 from $24,090,000, or $.63 per share, in the corresponding quarter last year.

              Net revenue increased to $224,546,000 in the second quarter of fiscal 1998 from $178,907,000 in the second quarter of fiscal 1997, an improvement of $45,639,000, or 25.5%. This increase is primarily due to volume increases in each of the Company's operating divisions, as outlined below.

              Wholesale net revenue increased to $153,260,000 in the second quarter of fiscal 1998 from $128,933,000 in the second quarter of fiscal 1997, an improvement of 18.9%. This improvement consists of a menswear wholesale sales increase of 9.0% and a boyswear wholesale sales increase of 70.8%. During the quarter ended September 30, 1997, menswear wholesale sales were $118,205,000 while boyswear wholesale sales were $35,055,000. In the corresponding quarter last year, menswear wholesale sales were $108,407,000 while boyswear wholesale sales were $20,526,000. Substantially all of these increases were due to increases in volume which resulted primarily from increased sales to existing customers. The increased sales to existing customers were partially the result of the Company's in-store shop and fixtured area expansion program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured.

              Net revenue in the Company's retail division increased 27.4% to $54,948,000 during the second quarter of fiscal 1998 from $43,123,000 in the second quarter of fiscal 1997. The increase in the number of stores as well as an increase in sales at existing stores contributed to the improved revenue. Of the total increase of $11,825,000, $3,800,000 was attributable to retail stores opened since September 30, 1996. A total of 59 stores were open as of September 30, 1997 compared to 52 stores as of September 30, 1996.

              Revenue from royalties and buying agency commissions increased 138.5% to $16,338,000 in the second quarter of fiscal 1998 from $6,851,000 in the corresponding quarter of fiscal 1997. This increase reflects the incremental revenue associated with a general increase in sales of existing licensed products and buying agency services.

              Gross profit as a percentage of net revenue increased to 48.9% in the second quarter of fiscal 1998 from 48.6% in the second quarter of fiscal 1997. The increase is attributable to increases in retail operations and royalties and buying agency commissions, each of which had higher revenue increases, and which produce higher margins, than wholesale operations. This was partially offset by lower margins in menswear wholesale operations and a greater contribution to wholesale operations of childrenswear, which produces lower margins than menswear.

              Selling, general and administrative expenses, as a percentage of net revenue, decreased to 28.0% in the second quarter of fiscal 1998 from 29.0% in the second quarter of fiscal 1997. This decrease is due to leveraging these expenses against the higher revenue base. Selling, general and administrative expenses increased to $62,913,000 in the second quarter of fiscal 1998 from $51,796,000 in the corresponding period of fiscal 1997. The overall increase is primarily due to increased volume-related expenses of the Company's wholesale and retail operations to support the higher revenue. In addition, depreciation and amortization increased due to the greater number of in-store shops and fixtured areas.

              The provision for income taxes increased to 33.7% of income before taxes in the second quarter of fiscal 1998 from 33.4% in the corresponding period of fiscal 1997.

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

              As of September 30, 1997, the Company had approximately $80,729,000 of cash and cash equivalents and $20,000,000 of short-term investments compared to a year-end balance of approximately $109,908,000 of cash and cash equivalents. This represented an overall decrease of $9,179,000 due to cash used in operating and investing activities, partially offset by cash provided by financing activities. A detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

              Net cash used in operating activities during the first six months of fiscal 1998 was $6,932,000. This amount is primarily made up of an increase in working capital offset, in part, by cash generated from net earnings. The increase in working capital is principally due to a higher inventory level which increased 47.2% to $182,337,000 at September 30, 1997 from $123,847,000 at March 31, 1997. Higher inventory levels at September 30, 1997 were attributable to a planned build-up of inventory in anticipation of the holiday and spring seasons of fiscal 1998 and increased retail division inventory. Also contributing to the increased working capital is an increase of $24,729,000 in accounts receivable from March 31, 1997 to September 30, 1997. This increase is a result of the timing of the Company's revenue, which is higher in the second fiscal quarter than in the fourth fiscal quarter.

              Capital expenditures were $31,453,000 for the six months ended September 30, 1997, compared with $49,181,000 for the six months ended September 30, 1996. Significant capital expenditures in the first six months of fiscal 1998 include additions related to the Company's first flagship store in Beverly Hills and the expansion of certain of the Company's in-store shops. The fiscal 1997 amount includes the purchase of the property which houses the Company's executive offices, along with its primary sales, marketing and licensing offices and its main licensees' showrooms, for approximately $25,875,000.

              In July 1996, the Company entered into an amended and restated revolving credit agreement (the "Credit Agreement") effective April 1, 1996. The Credit Agreement, which expires in June 1999, provides for direct borrowings, bankers acceptances and letters of credit of amounts ranging from $100,000,000 in fiscal 1997 to $150,000,000 in fiscal 1999.
         Available borrowings under the Credit Agreement are subject to the timed increase of availability under the Credit Agreement and are based upon eligible accounts receivable, inventory and open letters of credit. As of September 30, 1997, $125,000,000 was available for utilization under the Credit Agreement. Obligations under the Credit Agreement are collateralized by substantially all the assets of the Company's U.S. operations. Direct borrowings under the Credit Agreement, which were limited to $75,000,000 as of September 30, 1997, accrue interest at varying interest rates.

              At September 30, 1997, total short-term borrowings of $33,084,000 consisted of $6,800,000 of borrowings under the credit agreement and open letters of credit for inventory purchased of $26,284,000. Additionally, at September 30, 1997, Tommy Hilfiger U.S.A., Inc. ("TH USA"), a wholly owned subsidiary of the Company, was contingently liable for unexpired bank letters of credit of $32,454,000 related to commitments of TH USA to suppliers for the purchase of inventories.

              The Credit Agreement contains various covenants and, among other matters, includes certain restrictions upon capital expenditures, investments, indebtedness, loans and advances and transactions with related parties. In addition, the Credit Agreement prohibits certain of the Company's operating subsidiaries which are borrowers or guarantors under the Credit Agreement from paying any dividends. Because Tommy Hilfiger Corporation is a holding company, dividends or other advances from its subsidiaries will be required to fund any cash dividends to holders of Ordinary Shares. Such dividend restrictions are not expected to have an adverse impact on the Company. The Credit Agreement also requires the maintenance of minimum tangible net worth and interest coverage ratios. The Company was in compliance with all covenants under the Credit Agreement as of, and for the period ended, September 30, 1997.

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

                                     PART II


         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On October 27, 1997, the Company held its Annual Meeting of Shareholders at The Sandy Lane Hotel, Sandy Lane, St. James, Barbados.

              The following matters were voted upon at the meeting:

              (i) the election of four directors to the Board of Directors of the Company for a term to expire at the 2000 Annual Meeting of Shareholders;

              (ii) a proposal to amend the Company's Stock Option Plans to increase by 750,000 the number of Ordinary Shares, par value $.01 per share, of the Company authorized for issuance under the Stock Option Plans of the Company and its subsidiaries; and

              (iii) a proposal to ratify the selection of Price
              Waterhouse LLP as the Company's auditors for the fiscal year ending March 31, 1998.

              With respect to the election of the directors, the following votes were cast:

              Nominee               For            Withheld Authority

              Benjamin M.T. Ng     29,380,031           214,416
              Lawrence S. Stroll   27,413,807         2,180,640
              Lester M.Y. Ma       29,373,638           220,809
              Clinton V. Silver    29,433,759           160,688

              With respect to the amendment to the Company's Stock Option Plans, a total of 20,060,980 votes were cast in favor of the proposal, 9,394,242 votes were cast against and 139,225 votes abstained. There were 0 broker non-votes with respect to this proposal.

              With respect to the approval of Price Waterhouse LLP as auditors, a total of 29,467,168 votes were cast in favor of the proposal, 43,725 votes were cast against and 83,554 votes abstained.

              There were a total of 37,361,994 shares entitled to vote, in person or by proxy, at the meeting. A total of 7,767,547 shares did not vote.

         ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              11.     Computation of Net Income Per Ordinary Share

              27.     Financial Data Schedule

         (b)  Reports on Form 8-K

                   The Company did not file any Current Reports on Form 8-K during the three months ended September 30, 1997.

                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                    Tommy Hilfiger Corporation


         Date:  November 5, 1997    By: /s/ Joel J. Horowitz
                                            Joel J. Horowitz
                                            Chief Executive Officer
                                              and President
                                            Tommy Hilfiger Corporation


         Date:  November 5, 1997    By: /s/ Steven A. Sorrillo
                                            Steven A. Sorrillo
                                            Principal Accounting Officer
                                            Tommy Hilfiger Corporation

                                  EXHIBIT INDEX


         Exhibit Number             Description            Page Number

         11.  Computation of Net Income Per Ordinary Share    15

         27.  Financial Data Schedule                         16