Form 10-Q
period 1997-12-31
HILFIGER TOMMY CORP
filed 1998-02-10
CIK 888747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 1-11226

                           TOMMY HILFIGER CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



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

       ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, OUTSTANDING AS OF DECEMBER 31, 1997: 37,436,929

                           TOMMY HILFIGER CORPORATION
                               INDEX TO FORM 10-Q
                                December 31, 1997


PART I - FINANCIAL INFORMATION                                    Page

Item 1    Financial Statements

          Condensed Consolidated Balance Sheets as of December     3
          31, 1997 and March 31, 1997...........................

          Condensed Consolidated Statements of Operations for the
          nine months ended December 31, 1997 and 1996 and the
          three months ended December 31, 1997 and 1996.........   4

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended December 31, 1997 and 1996..........   5

          Condensed Consolidated Statement of Changes in
          Shareholders' Equity for the nine months ended
          December 31, 1997 and the year ended March 31, 1997...   6

          Notes to Condensed Consolidated Financial Statements..   7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................   8



PART II - OTHER INFORMATION

Item 1    Legal Proceedings.....................................   12

Item 6    Exhibits and Reports on Form 8-K......................   12

Signatures.....................................................    13

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                           TOMMY HILFIGER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



(UNAUDITED)                                  AS OF DECEMBER  AS OF MARCH 31,
                                                   31,
                                                 1997             1997
                                                 ----             ----

ASSETS
Current assets
     Cash and cash equivalents...............  $148,911         $109,908
     Accounts receivable.....................    91,452           79,984
     Inventories.............................   157,439          123,847
     Other current assets....................    18,764           18,614
                                               --------         --------

        Total current assets.................   416,566          332,353

Property and equipment, at cost, less
     accumulated depreciation and
     amortization............................   150,272          121,540
Other assets.................................     8,614            9,192
                                               --------        ---------

        Total Assets.........................  $575,452         $463,085
                                               ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Short-term borrowings...................   $9,323           $5,980
     Accounts payable........................   16,787            5,996
     Accrued expenses and other current
        liabilities..........................   58,710           49,710
                                                ------           ------

        Total current liabilities............   84,820           61,686

Other liabilities............................    2,216            2,425
Long-term debt...............................       --            1,510
Shareholders' equity
     Preference Shares, $0.01 par value-shares
        authorized 5,000,000; none issued....       --               --
     Ordinary Shares, $0.01 par value-shares
        authorized 50,000,000; issued and
        outstanding 37,436,929 and 37,249,529,
        respectively.........................      374              372
     Capital in excess of par value..........  170,250          165,032
     Retained earnings.......................  317,797          232,015
     Cumulative translation adjustment.......       (5)              45
                                               --------         -------


        Total shareholders' equity...........  488,416          397,464
                                               -------          -------

Commitments and contingencies

        Total Liabilities and Shareholders'
          Equity............................. $575,452         $463,085
                                              ========         ========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)                               FOR THE NINE        FOR THE THREE
                                          MONTHS ENDED         MONTHS ENDED
                                          DECEMBER 31,         DECEMBER 31,
                                          ------------         ------------

                                         1997       1996      1997       1996
                                         ----       ----      ----       ----

Net revenue..........................  $644,385   $491,235   $246,104 $188,199
Cost of goods sold...................   337,671    255,954    130,801   97,968
                                        -------    -------    -------   ------

Gross profit.........................  306,714    235,281    115,303   90,231
Selling, general and administrative
expenses.............................  182,476    141,145     62,919   48,961
                                       -------    -------   --------   ------

Income from operations...............  124,238     94,136     52,384   41,270
Interest expense ....................    1,049        679        355      135
Interest income .....................    5,127      4,539      1,552    1,555
                                       --------    ------    -------   ------

Income before income taxes...........  128,316     97,996     53,581   42,690
Provision for income taxes ..........   42,534     33,931     17,200   15,293
                                       -------     ------    -------   ------

Net income...........................  $85,782    $64,065    $36,381  $27,397
                                       =======    =======    =======  =======

Earnings per share:
Basic earnings per share.............    $2.30      $1.73   $    .97 $    .74
                                         =====      =====   ======== ========

Weighted average shares outstanding..   37,333     37,015     37,387   37,095
                                        ======     ======     ======   ======

Diluted earnings per share...........    $2.26      $1.69   $    .96 $    .72
                                         =====      =====   ======== ========

Weighted average shares and share
equivalents outstanding..............   37,918     37,838     37,898   38,031
                                        ======     ======     ======   ======

     See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



(UNAUDITED)                                    FOR THE NINE MONTHS
                                                ENDED DECEMBER 31,
                                               -------------------

                                                  1997      1996
                                                  ----      ----

Cash flows from operating activities
  Net income................................   $85,782   $64,065
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation and amortization..........    21,692    14,968
     Changes in operating assets and
      liabilities
       Decrease (increase) in assets
         Accounts receivable................   (11,468)   (2,062)
         Inventories........................   (33,592)  (30,651)
         Other assets.......................        (3)    2,701
       Increase (decrease) in liabilities
         Accounts payable...................    10,791    (2,888)
         Accrued expenses and other
          liabilities.......................     8,791    11,290
                                                 -----    ------

     Net cash provided by operating
      activities............................    81,993    57,423
                                                ------    ------

Cash flows from investing activities
  Purchases of property and equipment.......   (49,993)  (64,222)
  Purchases of investments..................   (20,000)       --
  Maturities of investments.................    20,000        --
                                                ------   -------
     Net cash used in investing activities..   (49,993)  (64,222)
                                               --------  --------

Cash flows from financing activities
  Proceeds from the exercise of employee
   stock options............................     3,886     3,051
  Tax benefit from exercise of stock options     1,334     4,312
  Short-term bank borrowings, net...........     3,343    (8,454)
  Payments on long-term debt................    (1,510)     (208)
  Other.....................................       (50)       14
                                                -------   -------

     Net cash provided by (used in) financing
      activities............................     7,003    (1,285)
                                                 -----    -------

     Net increase (decrease) in cash........    39,003    (8,084)
Cash and cash equivalents, beginning
  of period.................................   109,908   127,743
                                               -------   -------

Cash and cash equivalents, end of period....  $148,911  $119,659
                                              ========  ========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                               CAPITAL IN                  CUMULATIVE      TOTAL
                                 ORDINARY      EXCESS OF        RETAINED   TRANSLATION   SHAREHOLDERS'
                                  SHARES       PAR VALUE        EARNINGS    ADJUSTMENT     EQUITY
                                  ------       ---------        --------    ----------     ------

BALANCE, MARCH 31, 1996            $369         $155,294        $145,633       $42       $301,338
   Net income.............                                        86,382                   86,382
   Exercise of employee               3            3,926                                    3,929
    stock options.........
   Tax benefits from
    exercise of stock
    options...............                         5,812                                    5,812
   Translation adjustment.                                                       3              3
                                   ----          -------        --------       ---        -------
BALANCE, MARCH 31, 1997             372          165,032         232,015        45        397,464
   Net income.............                                        85,782                   85,782
   Exercise of employee               2            3,884                                    3,886
    stock options.........
   Tax benefits from
    exercise of stock
    options...............                         1,334                                    1,334
   Translation adjustment.                                                     (50)           (50)
                                  ----          --------        --------       ---        -------
BALANCE, DECEMBER 31, 1997
(UNAUDITED)...............         $374         $170,250        $317,797       ($5)      $488,416
                                   ====         ========        ========       ====      ========

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

    Operating results for the nine month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1998. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

    The financial statements as of and for the nine month and the three month periods ended December 31, 1997 and 1996 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 1997, as presented, has been prepared from the Consolidated Balance Sheet as of March 31, 1997 included in the Company's Form 10-K.

NOTE 2 - INVENTORIES

    Inventories are summarized as follows:

                               December 31, 1997        March 31, 1997
                               -----------------        --------------

          Finished Goods.....     $155,216,000           $122,237,000
          Raw Materials......        2,223,000              1,610,000
                                  ------------           ------------
                                  $157,439,000           $123,847,000
                                  ============           ============

NOTE 3 - SUBSEQUENT EVENT

    On January 31, 1998, the Company entered into a definitive agreement to acquire its women's, jeans and Canada licensees for $755,760,000 in cash and 9,045,930 Ordinary Shares of the Company. The acquisition is subject to approval by the Company's shareholders, who will be asked to vote on the proposed acquisition during the first quarter of fiscal 1999. The acquisition is also subject to the Company obtaining necessary financing and other customary conditions. The Company expects that the cash portion of the purchase price will be funded from a combination of debt financing and cash on hand.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the Company's Condensed Consolidated Statements of Operations:

                                               NINE MONTHS ENDED  THREE MONTHS ENDED
                                                 DECEMBER 31,        DECEMBER 31,
                                                 ------------        ------------

                                                1997      1996      1997     1996
                                                ----      ----      ----     ----
Net revenue.................................    100.0%    100.0%   100.0%   100.0%
Cost of goods sold..........................     52.4      52.1     53.1     52.1
                                                 ----      ----     ----     ----

Gross profit................................     47.6      47.9     46.9     47.9
Selling, general and administrative expenses     28.3      28.7     25.6     26.0
                                                 ----      ----     ----     ----

Income from operations......................     19.3      19.2     21.3     21.9
Interest expense............................      0.2       0.1      0.1      0.1
Interest income.............................      0.8       0.8      0.6      0.9
                                                  ---       ---      ---      ---

Income before income taxes..................     19.9      19.9     21.8     22.7
Provision for income taxes..................      6.6       6.9      7.0      8.1
                                                  ---       ---      ---      ---

Net income..................................     13.3      13.0     14.8     14.6
                                                 ====      ====     ====     ====


                 Nine months ended December 31, 1997 compared to
                      nine months ended December 31, 1996

   The Company's net income increased 33.9% to $85,782,000, or $2.26 per share on a diluted basis, in the first nine months of fiscal 1998 from $64,065,000, or $1.69 per share on a diluted basis, in the corresponding period of fiscal 1997. As a percentage of net revenue, net income has increased to 13.3% in fiscal 1998 from 13.0% in fiscal 1997.

   Net revenue increased $153,150,000, or 31.2%, to $644,385,000 during the nine months ended December 31, 1997 from $491,235,000 during the nine months ended December 31, 1996. This improvement is principally due to volume increases in each of the Company's operating divisions, as outlined below.

   Wholesale net revenue has increased to $436,265,000 in the first nine months of fiscal 1998 from $348,723,000 in the corresponding period of fiscal 1997, an improvement of $87,542,000 or 25.1%. This improvement consists of a menswear wholesale sales increase of 14.4% and a childrenswear wholesale sales increase of 88.2%. During the nine months ended December 31, 1997, menswear wholesale sales were $341,442,000 while childrenswear wholesale sales were $94,823,000. In the corresponding period last year, menswear wholesale sales were $298,341,000 while childrenswear wholesale sales were $50,382,000. Substantially all of these increases were due to increases in volume which resulted primarily from increased sales to existing customers. The increased sales to existing customers were partially the result of the Company's in-store shop and fixtured area expansion program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured.

   Net revenue in the Company's retail division increased 34.0% to $161,972,000 in the first nine months of fiscal 1998 from $120,896,000 in the corresponding period of fiscal 1997. The increase in the number of stores as well as an increase in sales at existing stores contributed to the improved revenue. Of the total increase of $41,076,000, $13,165,000 was attributable to retail stores opened since December 31, 1996. The total number of retail stores open as of December 31, 1997 and 1996 were 64 and 54, respectively.

   Net revenue from royalties and buying agency commissions increased 113.5% to $46,148,000 during the nine months ended December 31, 1997 from $21,616,000 during the nine months ended December 31, 1996. Of the increase of $24,532,000, approximately 22.6% was due to products introduced under licenses entered into since December 31, 1996. The remainder of the increase reflects the incremental revenue associated with a general increase in sales of existing licensed products and buying agency services.

   Gross profit as a percentage of net revenue decreased to 47.6% in the first nine months of fiscal 1998 from 47.9% in the first nine months of fiscal 1997. This decrease is attributable to lower margins in menswear wholesale operations and a greater contribution to wholesale operations of childrenswear, which typically produces lower margins than menswear. This was primarily offset by increased royalty and buying agency commissions, which produce higher margins than wholesale and retail operations.

   Selling, general and administrative expenses, as a percentage of net revenue, decreased to 28.3% in the first nine months of fiscal 1998 from 28.7% in the corresponding period of fiscal 1997. This decrease is due to leveraging these expenses against the higher revenue base. Selling, general and administrative expenses increased to $182,476,000 in the first nine months of fiscal 1998 from $141,145,000 in the corresponding period of fiscal 1997. This increase is primarily due to increased volume related expenses of the Company's wholesale and retail operations to support the higher revenue. In addition, depreciation and amortization has increased due to the greater number of in-store shops and fixtured areas.

   The provision for taxes decreased to 33.1% of income before taxes in the nine months ended December 31, 1997 from 34.6% in the nine months ended December 31, 1996. The decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject.

                Three months ended December 31, 1997 compared to
                      three months ended December 31, 1996

   During the third quarter of fiscal 1998, the Company's net income increased to $36,381,000, or $.96 per share on a diluted basis, from $27,397,000, or $.72 per share on a diluted basis, in the third quarter of fiscal 1997. This represents an increase of $8,984,000, or 32.8%. As a percentage of net revenue, third quarter net income has increased to 14.8% in fiscal 1998 from 14.6% in fiscal 1997.

   Net revenue increased to $246,104,000 in the third quarter of fiscal 1998 from $188,199,000 in the third quarter of fiscal 1997, an improvement of $57,905,000, or 30.8%. This increase is primarily due to volume increases in each of the Company's operating divisions, as outlined below.

   Wholesale net revenue increased to $157,561,000 in the third quarter of fiscal 1998 from $125,845,000 in the third quarter of fiscal 1997, an improvement of 25.2%. This improvement consists of a menswear wholesale sales increase of 10.1% and a childrenswear increase of 116.9%. Menswear wholesale sales totaled $118,956,000 and $108,045,000 in the third quarters of fiscal 1998 and fiscal 1997, respectively, while childrenswear wholesale sales increased to $38,605,000 in the third quarter of fiscal 1998 from $17,800,000 in the corresponding quarter of last year. These increases were primarily due to increases in volume which resulted principally from increased sales to existing customers, many of which have increased the square footage where the Company's products are presented.

   Net revenue in the Company's retail division increased 33.9% to $70,871,000 during the third quarter of fiscal 1998 from $52,930,000 in the third quarter of fiscal 1997. The increase in the number of stores as well as an increase in sales at existing stores contributed to the improved revenue. Of the total increase of $17,941,000, $8,736,000 was attributable to Company stores opened since December 31, 1996. Additionally, $5,961,000 of the increase resulted from actions taken to reduce retail division inventory through other channels. A total of 64 stores were open as of December 31, 1997 compared to 54 stores as of December 31, 1996.

   Revenue from royalties and buying agency commissions increased 87.5% to $17,672,000 in the third quarter of fiscal 1998 from $9,424,000 in the corresponding quarter of fiscal 1997. Approximately 33.6% of the total increase of $8,248,000 was due to products introduced under licenses entered into since December 31, 1996. The remainder of the increase reflects the incremental revenue associated with a general increase in sales of existing licensed products and buying agency services.

   Gross profit as a percentage of net revenue decreased to 46.9% in the third quarter of fiscal 1998 from 47.9% in the third quarter of fiscal 1997. The decrease is attributable to lower margins in menswear wholesale operations and a greater contribution to wholesale operations of childrenswear, which typically produces lower margins than menswear. In addition, retail margins declined slightly as the Company took measures to reduce its inventory position. This was partially offset by increased royalty and buying agency commissions, which produce higher margins than wholesale and retail operations.

   Selling, general and administrative expenses, as a percentage of net revenue, decreased to 25.6% in the third quarter of fiscal 1998 from 26.0% in the corresponding period of fiscal 1997. Selling, general and administrative expenses have decreased as a percentage of net revenue due primarily to an overall leveraging of these expenses against a higher revenue base. Selling, general and administrative expenses increased to $62,919,000 in the third quarter of fiscal 1998 from $48,961,000 in the corresponding period of fiscal 1997. This increase is principally due to increased volume related expenses of the Company's wholesale and retail operations to support the higher revenue. In addition, depreciation and amortization has increased due to the greater number of in-store shops and fixtured areas.

   The provision for income taxes decreased to 32.1% of income before taxes in the third quarter of fiscal 1998 from 35.8% in the corresponding period of fiscal 1997. The decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject.


LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary funding requirements are to finance working capital and the continued growth of its business. Primarily, this includes the purchase of inventory in anticipation of increased sales of the wholesale and retail divisions as well as capital expenditures related to the expansion of the menswear in-store shop and childrenswear fixtured area programs and additional retail stores. The Company's sources of liquidity are cash on hand, cash from operations and available credit.

   As of December 31, 1997, the Company had approximately $148,911,000 of cash and cash equivalents compared to a year-end balance of approximately $109,908,000. This represented an overall increase of $39,003,000 due to cash provided by operating and financing activities, partially offset by cash used in investing activities. A detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

   Net cash from operating activities during the first nine months of fiscal 1998 was $81,993,000. This amount is primarily made up of cash generated from net earnings offset, in part, by an increase in working capital. The increase in working capital is principally due to a higher inventory level which increased 27.1% to $157,439,000 at December 31, 1997 from $123,847,000 at March 31, 1997.
Higher inventory levels at December 31, 1997 were primarily attributable to the timing of receipts of inventory for the spring and summer seasons and increased retail division inventory due to the greater number of stores. Also contributing to the increased working capital is an increase in accounts receivable of $11,468,000 from March 31, 1997 to December 31, 1997 due to the increased sales.

   Capital expenditures were $49,993,000 for the nine months ended December 31, 1997, compared with $64,222,000 for the nine months ended December 31, 1996. Significant capital expenditures in the first nine months of fiscal 1998 include additions related to the Company's first flagship store in Beverly Hills and the Company's in-store shop and fixtured area expansion program. The fiscal 1997 amount includes the purchase of the property which houses the Company's executive offices, along with its primary sales, marketing and licensing offices and its main licensees' showrooms, for approximately $25,875,000.

   In July 1996, the Company entered into an amended and restated revolving credit agreement (the "Credit Agreement") effective April 1, 1996. The Credit Agreement, which expires in June 1999, provides for direct borrowings, bankers acceptances and letters of credit of amounts ranging from $100,000,000 in fiscal 1997 to $150,000,000 in fiscal 1999. Available borrowings under the Credit Agreement are subject to the timed increase of availability under the Credit Agreement and are based upon eligible accounts receivable, inventory and open letters of credit. As of December 31, 1997, $125,000,000 was available for utilization under the Credit Agreement. Obligations under the Credit Agreement are collateralized by substantially all the assets of the Company's U.S. operations. Direct borrowings under the Credit Agreement, which were limited to $75,000,000 as of December 31, 1997, accrue interest at varying interest rates.

   At December 31, 1997, total short-term borrowings of $9,323,000 consisted entirely of open letters of credit for inventory purchased. There were no direct borrowings outstanding under the credit agreement at December 31, 1997. Additionally, at December 31, 1997, Tommy Hilfiger U.S.A., Inc. ("TH USA"), a wholly owned subsidiary of the Company, was contingently liable for unexpired bank letters of credit of $41,199,000 related to commitments of TH USA to suppliers for the purchase of inventories.

   The Credit Agreement contains various covenants and, among other matters, includes certain restrictions upon capital expenditures, investments, indebtedness, loans and advances and transactions with related parties. In addition, the Credit Agreement prohibits certain of the Company's operating subsidiaries which are borrowers or guarantors under the Credit Agreement from paying any dividends. Because Tommy Hilfiger Corporation is a holding company, dividends or other advances from its subsidiaries will be required to fund cash dividends to holders of Ordinary Shares. Such dividend restrictions are not expected to have an adverse impact on the Company. The Credit Agreement also requires the maintenance of minimum tangible net worth and interest coverage ratios. The Company was in compliance with all covenants under the Credit Agreement as of, and for the period ended, December 31, 1997.

   Cash requirements in fiscal 1998 will primarily include capital expenditures relating to the in-store shop and fixtured area programs and the opening of additional retail stores, including flagship stores. The Company believes the amount of capital expenditures in fiscal 1998 will be consistent with fiscal 1997 and the Company intends to fund its cash requirements for fiscal 1998 and future years from available cash balances, internally generated funds and borrowings available under the Credit Agreement. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

    On January 31, 1998, the Company entered into a definitive agreement to acquire its women's, jeans and Canada licensees for $755,760,000 in cash and 9,045,930 Ordinary Shares of the Company. The acquisition is subject to approval by the Company's shareholders, who will be asked to vote on the proposed acquisition during the first quarter of fiscal 1999. The acquisition is also subject to the Company obtaining necessary financing and other customary conditions. The Company expects that the cash portion of the purchase price will be funded from a combination of debt financing and cash on hand.


SAFE HARBOR STATEMENT

   Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. In addition to the historical information contained herein, there are matters discussed which are hereby identified as "forward-looking statements" for purposes of the Safe Harbor Statement. These forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

                                     PART II

ITEM 1 -    LEGAL PROCEEDINGS

    On February 2, 1998, an alleged holder of Ordinary Shares filed a purported derivative action in New York state court on behalf of the Company against the members of the Company's Board of Directors. The complaint alleges that the Board's approval of the Company's proposed acquisition of its women's, jeans and Canada licensees constitutes a breach of fiduciary duty and corporate waste. The complaint seeks equitable relief and damages in favor of the Company, and an award of fees to the plaintiff's attorneys. The Company and its Board of Directors have not yet responded to the complaint.


ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits


    10. Material Contracts

        (a) Tommy Hilfiger U.S.A. 1992 Stock Incentive Plan, as amended and restated (previously filed as Exhibit 4.1 with Registration No. 333-42241).

        (b) Tommy Hilfiger (Eastern Hemisphere) Limited 1992 Stock Incentive Plan, as amended and restated (previously filed as Exhibit 4.2 with Registration No. 333-42241).

        (c) Second Amendment, dated October 1, 1997, to United States License Agreement, dated August 28, 1995, between Tommy Hilfiger Licensing, Inc. and AIHL Investment Group Limited (as assigned to Pepe Jeans USA, Inc.).

        (d) First Amendment, dated December 1, 1997, to License Agreement, dated as of February 1, 1997, between Tommy Hilfiger Licensing, Inc. and Pepe Jeans London Corporation (as assigned to Tommy Hilfiger Europe B.V.).


    11. Computation of Net Income Per Ordinary Share

    27. Financial Data Schedule

(b)   Reports on Form 8-K

        The Company did not file any Current Reports on Form 8-K during the three months ended December 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                    Tommy Hilfiger Corporation


Date:  February 9, 1998             By: /s/Joel J. Horowitz
       ----------------                    ----------------
                                         Joel J. Horowitz
                                         Chief Executive Officer and President
                                         Tommy Hilfiger Corporation


Date:  February 9, 1998             By: /s/Joseph Scirocco
       ----------------                    ---------------
                                         Joseph Scirocco
                                         Principal Accounting Officer
                                         Tommy Hilfiger Corporation

                                  EXHIBIT INDEX


Exhibit
Number                           Description


  10.Material Contracts

     (a)Tommy Hilfiger U.S.A. 1992 Stock Incentive Plan, as amended and restated (previously filed as Exhibit 4.1 with Registration No. 333-42241).

     (b)Tommy Hilfiger (Eastern Hemisphere) Limited 1992 Stock Incentive Plan, as amended and restated (previously filed as Exhibit 4.2 with Registration No. 333-42241).

     (c)Second Amendment, dated October 1, 1997, to United States License Agreement, dated August 28, 1995, between Tommy Hilfiger Licensing, Inc. and AIHL Investment Group Limited (as assigned to Pepe Jeans USA, Inc.).

     (d)First Amendment, dated December 1, 1997, to License Agreement, dated as of February 1, 1997, between Tommy Hilfiger Licensing, Inc. and Pepe Jeans London Corporation (as assigned to Tommy Hilfiger Europe B.V.).


  11.Computation of Net Income Per Ordinary Share


  27.Financial Data Schedule