Form 10-K
period 1998-03-31
HILFIGER TOMMY CORP
filed 1998-06-25
CIK 888747

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended March 31, 1998.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____ to _____.

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                             NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                                          WHICH REGISTERED
     -------------------                                      ----------------------
     ORDINARY SHARES, $.01 PAR VALUE PER SHARE                NEW YORK STOCK EXCHANGE
     TOMMY HILFIGER U.S.A., INC. 6.50% NOTES DUE 2003         NEW YORK STOCK EXCHANGE
     TOMMY HILFIGER U.S.A., INC. 6.85% NOTES DUE 2008         NEW YORK STOCK EXCHANGE



          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price on June 5, 1998: Ordinary Shares, $.01
                                                         ----------------------
Par Value - $2,411,683,760
--------------------------

The number of shares outstanding of the registrant's stock as of June 5, 1998:
Ordinary Shares, $.01 Par Value - 46,603,864 shares.
---------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                         PAGE
-----------------------------------------------------------------
                          PART I

Item 1.    Business.......................................    3
Item 2.    Properties.....................................   12
Item 3.    Legal Proceedings..............................   12
Item 4.    Submission of Matters to a Vote of
            Security Holders..............................   13

                          PART II

Item 5.    Market for Registrant's Common Equity
            and Related Matters...........................   13
Item 6.    Selected Financial Data........................   15
Item 7.    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations....................................   16
Item 8.    Financial Statements and Supplementary
            Data..........................................   22
Item 9.    Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure....................................   23

                          PART III

Item 10.   Directors and Executive Officers of
            the Company...................................   23
Item 11.   Executive Compensation.........................   26
Item 12.   Security Ownership of Certain Beneficial
            Owners and Management.........................   33
Item 13.   Certain Relationships and Related
            Transactions..................................   34

                          PART IV

Item 14.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K...........................   38

                                     PART I

ITEM 1.  BUSINESS


GENERAL

     Tommy Hilfiger Corporation ("THC" or the "Company"; unless the context indicates otherwise, all references to the "Company" include THC and its subsidiaries), through its subsidiaries, designs, sources and markets men's and women's sportswear, jeanswear and childrenswear, under the Tommy Hilfiger trademarks. See "Acquisition of Womenswear, Jeanswear and Canadian Licensees." Through a range of strategic licensing agreements, the Company is expanding its product lines to offer a broader array of apparel, accessories, footwear, fragrance and home furnishings. The Company's products can be found in leading department and specialty stores throughout the United States, Canada, Mexico, Central and South America, Europe, Japan, Hong Kong and other countries in the Far East. Tommy Hilfiger is the Company's principal designer and provides leadership and direction for all aspects of the design process. The Company's sportswear is designed to combine classic American styling with unique details and fit to give time-honored basics a fresh and updated look for customers who desire high quality, designer clothes at competitive prices. The Company was organized under the laws of the British Virgin Islands in June 1992.

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

     In addition to continuing to expand the in-store shop program, the Company plans to grow by broadening its range of product offerings, both in-house and through licensing arrangements, and by expanding its channels of distribution. Through the expansion of its product lines, the Company believes it will serve a wider variety of customer needs. Since 1992, the Company has introduced several in-house products, including boyswear, childrenswear for infants and toddlers, swimwear, athleticwear, caps and bags. Additionally, the Company has introduced new products through licensing agreements, including men's and women's fragrances, jeanswear, women's casualwear, footwear and other accessories. See "Merchandising Strategies - Licensing and Distributorships."

     As of March 31, 1998, the Company operated 56 outlet stores and nine specialty retail stores, including a store in London, England and currently plans to open approximately ten additional outlet stores by March 31, 1999. The Company also opened a flagship store in Beverly Hills, California in November 1997 and plans to open a flagship store in London, England by Spring 1999. See "Merchandising Strategies - Retailing."

     As of March 31, 1998, the Company was engaged in principally one industry segment, the design, importation and distribution of men's sportswear and childrenswear.
                                       3

ACQUISITION OF WOMENSWEAR, JEANSWEAR AND CANADIAN LICENSEES

     On May 8, 1998, following the approval by the shareholders of the Company on May 5, 1998, the Company, through its wholly owned subsidiaries, acquired Pepe Jeans USA, Inc., the Company's United States womenswear and jeanswear licensee ("Pepe USA"), TJ Far East Limited, Pepe USA's buying agency affiliate ("Pepe Far East"), and Tomcan Investments Inc. ("Tomcan"), the parent corporation of Tommy Hilfiger Canada Inc. ("TH Canada"), the Company's Canadian licensee (collectively, the "Acquired Companies"), for an aggregate purchase price of $755,760,000 in cash plus 9,045,930 Ordinary Shares of the Company (the "Acquisition"). The cash portion of the purchase price was funded through a combination of cash on hand, the issuance of debt securities in a public offering and bank borrowings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7.

     Pursuant to a license granted by the Company, Pepe USA has exclusive United States rights to develop, source and market men's, women's and girls' jeanswear and jeans-related apparel, including women's and girls' casualwear, bearing the Tommy Jeans and Tommy Hilfiger trademarks. Pepe USA markets its products principally through in-store shops and fixtured areas in leading department stores and through leading specialty stores. Pepe USA will be launching the Tommy Jeans women's line, which will include jeanswear and jeans-related apparel for young women, in Fall 1998. Pepe Far East and its subsidiaries perform buying agency services for womenswear and jeanswear under the Tommy Jeans and Tommy Hilfiger trademarks for both Pepe USA and the Company's third-party distributors outside the United States.

     Pursuant to a license granted by the Company, TH Canada has exclusive Canadian rights to source, manufacture and distribute apparel bearing the Tommy Hilfiger and Tommy Jeans trademarks, including men's sportswear and athleticwear, boys' sportswear, women's and girls' casualwear and men's, women's and girls' jeanswear. TH Canada markets Tommy Hilfiger and Tommy Jeans products principally through leading specialty stores and through in-store shops and fixtured areas in leading department stores.

     Information on the components of the Company's pro forma net revenue, giving effect to the Acquisition, is presented in Note 15 to the Consolidated Financial Statements in Item 8. For more information relating to the Acquisition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7, Note 15 to the Consolidated Financial Statements in Item 8 and "Certain Relationships and Related Transactions - The Acquisition" in Item 13.

     Unless specified otherwise, all information set forth in this report relates to the Company and its subsidiaries as of March 31, 1998, prior to the Acquisition.

MERCHANDISING STRATEGIES

WHOLESALE

     The Company organizes its men's, women's and children's apparel collections, including products produced under licensing arrangements, into three primary product lines: Core, Core Plus and Fashion. In fiscal 1998, the Company introduced an athleticwear line and an infant and toddler line.

Core

     The Core line is comprised of the Company's seasonless products or "basics", all in classic solid colors. Core items are made available for sale by the Company throughout the year and, therefore, generally are kept in stock by the Company. Since Core items are seasonless, they do not have fixed selling periods and, therefore, retailers' inventories of Core products tend to be maintained throughout the year and reordered as necessary. The Company receives orders from most of its larger customers for Core products on an electronic data interchange ("EDI") system, which expedites reorders. See "Management Information Systems."

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

LICENSING AND DISTRIBUTORSHIPS

     In connection with the Company's business strategy of expanding its market penetration through product line and geographic expansion, the Company considers entering into licensing and distribution agreements with respect to certain products if the Company believes such arrangements provide more effective manufacturing, distribution and marketing of such products than could be achieved in-house. The Company continually pursues new opportunities in product categories, which are believed to be complementary to its existing product lines as well as opportunities for geographic expansion through licenses and distributorships to enhance its international presence.

     As shown in the table below, since Fall 1992, the Company has introduced several product lines through license arrangements with companies which are among the industry leaders in their respective categories and has entered into several strategic geographic licenses and distributorships:


PRODUCT CATEGORY                                                        LICENSEE                           AVAILABLE AT RETAIL
----------------                                                        --------                           -------------------
Socks                                                                   Mountain High Hosiery, Inc.        Holiday 1992
Neckwear                                                                Superba, Inc.                      Father's Day 1993
Belts and small leather goods                                           Trafalgar, Inc.                    Fall 1993
Men's suits, sport coats, dress slacks, top coats, formal wear          Hartmarx Corporation               Fall 1994
Men's dress shirts                                                      Oxford Industries, Inc.            Fall 1994
Men's underwear                                                         Jockey International, Inc.         Fall 1994
Men's fragrance                                                         Aramis, Inc. (Estee Lauder)        Father's Day 1995
Men's jeanswear(a)                                                      Pepe Jeans USA, Inc.               Fall 1995
Men's robes and sleepwear                                               Russell-Newman, Inc.               Holiday 1995
Golfwear                                                                Oxford Industries, Inc.            Holiday 1995
Eyewear                                                                 Liberty Optical                    Fall 1996
Women's fragrance                                                       Aramis, Inc. (Estee Lauder)        Fall 1996
Women's casualwear(a)                                                   Pepe Jeans USA, Inc.               Fall 1996
Men's footwear                                                          The Stride Rite Corporation        Spring 1997
Men's sunglasses                                                        Lantis Eyewear Corporation         Fall 1997
Athletics fragrance                                                     Aramis, Inc. (Estee Lauder)        Spring 1998
Formal accessories                                                      Marks & Barry                      Spring 1998
Linens, bedding and bath products                                       Revman Industries, Inc.            Summer 1998
Young women's jeanswear(a)                                              Pepe Jeans USA, Inc.               Fall 1998
Leather  outerwear                                                      GIII Leather Fashions, Inc.        Fall 1998
Women's footwear                                                        The Stride Rite Corporation        Holiday 1998
Women's robes and sleepwear                                             Russell-Newman, Inc.               Holiday 1998
Women's sunglasses                                                      Lantis Eyewear Corporation         Holiday 1998
Women's hosiery                                                         Mountain High Hosiery, Inc.        Holiday 1998

GEOGRAPHIC TERRITORY                                                    LICENSEE/DISTRIBUTOR                AVAILABLE AT RETAIL
--------------------                                                    --------------------                -------------------
Central and South America                                               American Sportswear S.A.            1989
Canada(a)                                                               Tommy Hilfiger Canada Inc.          1990
Japan                                                                   Novel-ITC Licensing Limited         1991(b)
Mexico                                                                  Tommy Hilfiger Mexico SA de CV      1995
Europe                                                                  Tommy Hilfiger Europe B.V. (a
                                                                        subsidiary of Pepe Jeans London
                                                                        Corporation)                        1997
Asia-Pacific                                                            KSDP International                  1998

______
(a)  Businesses acquired by the Company in the Acquisition in fiscal year 1999.
(b) From 1991 to 1996, the operations in Japan were conducted through a Company joint venture with Itochu.

     In addition to a royalty payment or license fee, all of the Company's licensees and distributors are required to contribute to the advertisement and promotion of Tommy Hilfiger products on the basis of a percentage of their net sales of Tommy Hilfiger products or a percentage of their net purchases of Tommy Hilfiger products (depending on the terms of the license or distributorship agreement), subject to minimum amounts.

RETAILING

     The Company believes its outlet store business has positioned it to take advantage of an expanding segment of the retail apparel industry that appeals to customers' increasing value orientation and provides the Company with an additional channel of distribution. The Company stocks its outlet stores with a mixture of first-quality products manufactured specifically for its outlet stores' customers as well as out-of-season products. As of March 31, 1998, the Company operated 56 outlet stores and currently plans to open approximately ten additional outlet stores by March 31, 1999. The Company's outlet stores are located primarily in major outlet centers in the United States. As of March 31, 1998, the Company operated nine specialty retail stores, including a store in London, England, and a flagship store in Beverly Hills, California. In Spring 1999, the Company also expects to open a flagship store in London, England. The Company does not plan to expand further its existing base of specialty retail stores. See "Properties."

     Flagship stores serve as showcases for all of the Company's products as it seeks to propel the brand into the elite circle of designers with international recognition. This investment underlines the Company's strong belief in the role of flagships as image builders. These stores are planned to be followed by flagships in key markets such as New York City.

DESIGN

     Tommy Hilfiger is the Company's principal designer and provides leadership and direction for all aspects of the design process. Tommy Hilfiger selects designers on the basis of their understanding of the retail industry and their ability to understand what consumers desire and which designs are most likely to be commercially viable. Design teams are responsible for separate product classifications. In addition, the Company has senior designers, whose responsibility is to coordinate the design teams. Design teams utilize computer aided design stations, which provide timely translation of designs into sample depictions varying in color, cut and style. The speed of production and breadth of the resulting output assist the Company in selecting desirable designs for the sourcing and research and development staffs to assess.

RESEARCH AND DEVELOPMENT

     The Company employs senior production executives who oversee a staff whose primary functions are to identify ways to develop new designs and products more efficiently, and to identify new and more cost-effective sourcing methods. This group receives new product direction from Tommy Hilfiger and then researches and develops the potential product. This process is designed to avoid costly attempts to develop products that require designs or production methods that are not efficient. In addition, the staff researches and identifies new sources for both fabrics and manufacturing worldwide in order to control or reduce manufacturing costs while maintaining the Company's quality standards.

SALES AND MARKETING


     Tommy Hilfiger products are sold in over 2,000 department and specialty retail store locations. The Company's department store customers include major United States retailers such as Dillard Department Stores, Federated Department Stores (including Macy's, Bloomingdale's, and Burdines), The May Department Stores Company (including Lord & Taylor and Foley's), Belk Stores and Dayton Hudson. The Company believes that its relationships with major retailers, including the active sales involvement of the Company's senior management, are important elements of its marketing strategy. The Company's strategy is to continue to grow by broadening its United States in-store shop program, expanding its product lines and marketing to new customers both in the United States and internationally.


     A significant aspect of the Company's ability to increase the commitment of its existing customers and to attract new customers is its in-store shop and fixturing program, whereby participating retailers set aside floor space highlighted by distinctive fixtures dedicated for exclusive sale of the Company's products by the retailer. This program enables the retailer to create an environment consistent with the Company's image and to display and stock a greater volume of the Company's products per square foot of retail space. Such shops and fixtured areas encourage longer-term commitment by the retailer to the Company's products, including the retailer's provision of upgraded staffing. These shops and fixtured areas also increase consumer product recognition and loyalty because of the retail customer's familiarity with the location of the Company's products in the store. The continued expansion of the Company's in-store shop and fixturing programs is dependent on market conditions, including continued demand for the Company's products.


     The Company's sales and marketing departments include individuals located in the Company's New York headquarters, Atlanta and Dallas showrooms and Los Angeles, Chicago, Philadelphia, San Francisco and Cincinnati regional sales territories. The sales force sells only the Tommy Hilfiger collection.


     The Company employs an extensive staff of merchandise coordinators located throughout the United States. These merchandisers educate the retailers' salespeople about the Company's current products, provide the Company with first-hand consumer feedback concerning consumer reaction to the Company's products and coordinate the in-store displays with the department stores. In addition to the coordinator program, the Company also conducts a training program for the department stores' Tommy Hilfiger selling specialists. The program is designed to educate specialists on the Company's image and merchandising standards and to promote the development and servicing of clientele. The program educates specialists in customer assistance and advice, including merchandise selection and the coordination of complete outfits of Tommy Hilfiger products. Over 1,000 specialists have completed the program.


     The Company sells substantially all its out-of-season products, which are principally from the Fashion and Core Plus product lines, to certain discount retailers and through its Company owned outlet stores. The net revenues from such sales represented less than 15% of the Company's net revenue for each of the last three fiscal years.


ADVERTISING, PUBLIC RELATIONS AND PROMOTION


     The Company believes that advertising to promote and enhance the Tommy Hilfiger brand and the image of Tommy Hilfiger products is important to its long-term growth strategy. All of the Company's licensees and distributors are required to contribute to the advertisement and promotion of Tommy Hilfiger products a percentage of their net sales of Tommy Hilfiger products or a percentage of their net purchases of Tommy Hilfiger products (depending on the terms of the license or distributorship agreement), subject to minimum amounts. Advertising by the Company, its licensees and most of its distributors is coordinated by the Company and principally appears in magazines, newspapers, and outdoor advertising media. In addition, selected personal appearances by Tommy Hilfiger, corporate sponsorships and charitable programs are utilized to further enhance awareness of the Company's image and promote the Company's products. The Company employs an advertising and public relations staff to implement these efforts.

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

     The Company imports most of its finished goods because it believes it can import higher quality products at lower costs. Management maintains extensive and long-term relationships with leading manufacturers in the Far East, including, among others, manufacturers located in Indonesia, Thailand, India,
the Philippines, Taiwan and Mauritius.   None of the countries from which the
Company sources accounts for more than 15% of the total cost of products purchased. The Company monitors duty, tariff and quota-related developments and continually seeks to minimize its potential exposure to duty, tariff and quota-related risks through, among other measures, geographical diversification of its manufacturing sources, the maintenance of its buying offices in Hong Kong, Macau and India, allocation of production to merchandise categories where more quota is available and shifts of production among countries and manufacturers.

     The Company's production and sourcing staff oversees all aspects of apparel manufacturing and production, the negotiation for raw materials and research and development of new products and sources. The Company operates buying offices based in Hong Kong, Macau and India, as well as the United States, which perform product development, sourcing, production scheduling and quality control. In addition, the Company contracts with various buying subagents that perform similar services for the Company's licensees and geographic distributors, for specified commissions.

     The Company has its products manufactured according to plans prepared each year which reflect prior years' experience, current fashion trends, economic conditions and management estimates of a line's performance. The Company separately negotiates with suppliers for the sale of required raw materials, which are then purchased by its contractors in accordance with the Company's specifications. The Company limits its exposure to holding excess inventory by committing to purchase a portion of total projected demand and the Company, in its experience, has been able to satisfy its excess demand through reorders. The Company believes that its policy of limiting its commitments for purchases early in the season reduces its exposure to excess inventory and obsolescence.

     As noted above, the Company does not own or operate any manufacturing facilities and is therefore dependent upon third parties for the manufacture of all its products. The inability of a manufacturer to ship orders of the Company's products in a timely manner, including as a result of local financial market disruption which could impair the ability of such suppliers to finance their operations, or to meet quality standards, could cause the Company to miss the delivery date requirements of its customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on the Company's financial condition and results of operations. The Company has no long-term formal arrangements with any of its suppliers and historically has experienced only limited difficulty in satisfying its raw material and finished goods requirements. Although the Company believes it could replace such suppliers without a material adverse effect on the

Company, there can be no assurance that such suppliers could be replaced in a timely manner, and the loss of such suppliers could have a significant effect on the Company's short-term operating results.


QUALITY CONTROL

     The Company's quality control program is designed to ensure that purchased goods meet the Company's standards. The Company inspects prototypes of each product prior to cutting by the contractors and performs two in-line inspections and a final inspection prior to shipment. All finished goods are shipped to the Company's New Jersey facilities for re-inspection and distribution. While the Company's return policy permits customers to return defective products for credit, less than 1% of the Company's shipments in fiscal 1998 were returned as defective under this policy.


MANAGEMENT INFORMATION SYSTEMS

     The Company believes that high levels of automation and technology are essential to maintain its competitive position and the Company continues to invest in computer hardware, systems applications and networks to enhance and to speed the apparel design process, to support the sale and distribution of products to its customers and to improve the integration and efficiency of its United States and Far East operations. The Company utilizes computer-aided design stations for use by Tommy Hilfiger and his design teams, which provide timely translations of designs into sample depictions varying in color, cut and style. The Company has also uses introduced an EDI system to receive on-line orders from its customers and to accumulate sales information on its products. The EDI technology enables the Company to provide valuable sales information and inventory maintenance information services to its customers who have adopted such technology. Nine of the Company's 10 largest customers communicate with the Company through EDI technology.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" in Item 7.


DISTRIBUTION

     Wholesale distribution is centralized in a 360,000 square foot New Jersey facility to which all products are shipped. The facility is operated and principally staffed by an independent contractor who charges the Company on the basis of the number of items processed, subject to a minimum annual fee. The Company has the right, at any time during the contract period, to terminate the distribution agreement by making a specified payment. In addition, the Company utilizes a 200,000 square foot facility in New Jersey for retail distribution. The Company maintains its distribution management group and certain administrative functions at its New Jersey facilities.


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

     Bad debts as a percentage of net sales were less than 0.1% in each of the Company's last three fiscal years.

TRADEMARKS

     The Company utilizes six principal trademarks, which it owns: the names TOMMY HILFIGER(R), TOMMY JEANS(R) and HILFIGER ATHLETICS(TM), the Company's distinctive flag logo, the crest and the green eyelet the Company uses on certain of its products. Tommy Hilfiger Licensing, Inc. ("THLI"), a subsidiary of Tommy Hilfiger U.S.A., Inc. ("TH USA") which is a subsidiary of the Company, has registered or applied for registration for these trademarks for use in the United States and has registered or applied for registration of these trademarks in numerous countries in North America, Europe, Asia, South America and elsewhere. The Company regards its trademarks and other proprietary rights as valuable assets in the marketing of its products. THLI is a party to an agreement with Mr. Hilfiger that restricts the sale, lease, license or other conveyance of THLI's trademarks, the amendment of the license agreement between THLI and TH USA or the creation of any lien on THLI trademarks without Mr. Hilfiger's consent until Mr. Hilfiger's death or his termination of employment with TH USA without the consent of TH USA.


BACKLOG

     The Company generally receives orders approximately three to five months prior to the time the products are delivered to stores. Thus, the Company's backlog of orders, which the Company believes, based on industry practice and past experience, will result in sales, at March 31, 1998 represents a significant portion of the Company's expected sales through September 30, 19986. At March 31, 1998, the Company's backlog of orders was approximately $303 million, compared to approximately $283 million at March 31, 1997. The Company's backlog depends upon a number of factors, including the timing of "market weeks" during which a significant percentage of the Company's orders are received and the timing of shipments. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.


COMPETITION; CHANGES IN FASHION TRENDS

     The apparel industry is highly competitive. The Company competes with numerous domestic and foreign designers, brands and manufacturers of apparel, accessories and other products, some of which may be significantly larger and more diversified, and have greater resources, than the Company. In addition, the Company believes that its success depends in substantial part on its ability to anticipate, gauge and respond to changing consumer demand and fashion trends in a timely manner. The Company attempts to minimize the risk of changing fashion trends and product acceptance by closely monitoring retail sales trends. However, if fashion trends shift away from the Company's products, or if the Company otherwise misjudges the market for its product lines, it may be faced with a significant amount of unsold finished goods inventory or other conditions which could have a material adverse effect on the Company.


DEPENDENCE ON CUSTOMERS UNDER COMMON CONTROL

     The Company's department store customers include major United States retailers, certain of which are under common ownership. When considered together as a group under common ownership, sales to the department store customers which were owned by Federated Department Stores, Dillard Department Stores, and The May Department Stores Company accounted for approximately 22%, 22%, and 15%, respectively, of the Company's fiscal 1998 net wholesale product sales. A decision by the controlling owner of a group of department stores to decrease the amount purchased from the Company or to cease carrying the Company's products could adversely affect the Company.

EMPLOYEES

     At March 31, 1998, the Company had approximately 1,160 full-time employees and 660 part-time employees. Virtually all of the Company's part-time employees were employed in the Company's specialty retail and outlet stores. None of the Company's employees is a member of a union. The Company considers its relations with its employees to be excellent.


ITEM 2.   PROPERTIES

     The principal executive offices of the Company are located at 6/F, Precious Industrial Centre, 18 Cheung Yue Street, Cheung Sha Wan, Kowloon, Hong Kong. TH USA's principal executive offices are located at 25 West 39th Street, New York, New York 10018.

     The general location, use and approximate size of the principal properties which the Company occupied and all of which were leased as of March 31, 1998, except for the Hong Kong office space and a New York property which houses the Company's executive offices and its primary sales, marketing and licensing offices and its main sales and licensees' showrooms, are set forth below:

                                                                                                       Approximate Area in
Location                                             Use                                                    Square Feet
--------                                             ---                                                    -----------
Hong Kong..........................................  Executive offices and principal buying office             20,000
New York, New York.................................  TH USA headquarters and sales offices                    170,000
New York, New York.................................  Design, production and administrative offices             66,000
Edison, New Jersey(1)..............................  Administrative offices                                    19,000
South Brunswick, New Jersey........................  Warehouse distribution and administrative offices        360,000

(1)The Company's warehouse space in Edison, New Jersey, which is maintained, operated and principally staffed by an independent contractor, is not included in the square footage description.

     The Company operates 56 outlet stores, each averaging approximately 3,300 square feet, generally located in major outlet centers in the U.S., nine retail stores in metropolitan areas, including one in London, England, each averaging approximately 3,800 square feet and a 20,000 square foot flagship store in Beverly Hills, California. In addition, the Company has two regional showrooms outside of New York City. All of such stores and showrooms are leased.


ITEM 3.  LEGAL PROCEEDINGS

     On February 2, 1998, February 12, 1998 and February 17, 1998, three alleged holders of Ordinary Shares filed purported derivative actions in New York state court on behalf of the Company against the members of the Board of Directors. The actions were later consolidated and an amended complaint was served on May 29, 1998. The amended complaint alleges that the Board's approval of the Acquisition constitutes a breach of fiduciary duty and corporate waste, and seeks equitable relief and damages in favor of the Company, and an award of fees to the plaintiffs' attorneys. On June 15, 1998, the Company and its directors moved to dismiss the consolidated action on several grounds. The motion to dismiss remains pending.

     The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their businesses. In the opinion of the Company's management, the resolution of these matters will not have a material effect on its financial position or its results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 5, 1998, the Company held a Special Meeting of Shareholders at The Royal Pavilion Hotel, Porters, St. James, Barbados, relating to the Acquisition.

     At the meeting, the shareholders voted on a proposal to approve the stock purchase agreement, dated as of January 31, 1998, by and among the Company, TH USA, Tommy Hilfiger (Eastern Hemisphere) Limited and Pepe Jeans London Corporation and the transactions contemplated thereby, including the issuance of 9,045,930 Ordinary Shares, par value $.01 per share, of the Company pursuant to the stock purchase agreement.

     A total of 29,213,037 votes were cast in favor of the proposal, 46,508 votes were cast against and 54,145 votes abstained. There were 0 broker non-votes with respect to this proposal.

     There were a total of 37,557,934 shares entitled to vote, in person or by proxy, at the meeting. A total of 8,244,244 shares did not vote.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     The Company's Ordinary Shares, par value U.S. $0.01, are listed and traded on the New York Stock Exchange under the symbol "TOM." As of June 5, 1998, there were approximately 858 record holders of the outstanding Ordinary Shares.

     The following table sets forth, for each of the periods indicated, the high and low sales prices per Ordinary Share as reported on the New York Stock Exchange Composite Tape.

                                                                   High            Low
                                                                   ----            ---
Fiscal Year ended March 31, 1998
   First Quarter..........................................         53 3/4          36 7/8
   Second Quarter.........................................         51 1/8          39 3/16
   Third Quarter..........................................         50 3/8          33
   Fourth Quarter.........................................         61 1/2          35 3/16

Fiscal Year ended March 31, 1997
   First Quarter..........................................         55 7/8          41 1/2
   Second Quarter.........................................         59 3/8          41 3/4
   Third Quarter..........................................         61 1/8          44 1/8
   Fourth Quarter.........................................         59 1/8          42 1/2

     In the past two fiscal years, the Company has not paid any dividends. The Company anticipates that all of its earnings in the foreseeable future will be retained for the development and expansion of its business and, therefore, has no current plans to pay cash dividends. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, restrictions imposed by agreements governing indebtedness of the Company and its subsidiaries, availability of dividends from subsidiaries, receipt of funds in connection with repayment of loans to subsidiaries or advances from operating subsidiaries and other factors considered relevant by the Board of Directors of the Company. For certain restrictions on the ability of subsidiaries of the Company to pay dividends to the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7.

ITEM 6.   SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data have been derived from the Company's Consolidated Financial Statements. The information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto that appear elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                                        Fiscal Year Ended March 31,
                                                   --------------------------------------------------------------------
                                                       1998          1997          1996          1995          1994
                                                   ------------  ------------  ------------  ------------  ------------
                                                        (in thousands, except per share amounts)
Statement of Operations Data:
----------------------------
Net revenue................................        $847,110        $661,688       $478,131      $320,985      $227,201
Cost of goods sold.........................         447,524         344,884        258,419       174,584       127,053
                                                   --------        --------       --------      --------      --------

Gross profit...............................         399,586         316,804        219,712       146,401       100,148
Selling, general and administrative
      expenses.............................         236,571         190,976        132,270        85,954        58,702
                                                   --------        --------       --------      --------      --------

Income from operations.....................         163,015         125,828         87,442        60,447        41,446
Interest expense...........................           1,258             761            754           207           317
Interest income............................           7,013           6,181          5,712         3,217           637
                                                   --------        --------       --------      --------      --------

Income before income taxes and
      minority interest....................         168,770         131,248         92,400        63,457        41,766

Provision for income taxes.................          55,590          44,866         30,900        22,742        16,422
                                                   --------        --------       --------      --------      --------
Net income.................................        $113,180        $ 86,382       $ 61,500      $ 40,715      $ 25,344
                                                   ========        ========       ========      ========      ========

Basic earnings per share...................           $3.03           $2.33          $1.72         $1.16          $.80
                                                   ========        ========       ========      ========      ========
Weighted average shares outstanding........          37,374          37,059         35,767        34,963        31,779
                                                   ========        ========       ========      ========      ========

Diluted earnings per share.................           $2.99           $2.28          $1.65         $1.12          $.77
                                                   ========        ========       ========       =======      ========
Weighted average shares and share
      equivalents outstanding..............          37,886          37,885         37,241        36,346        32,836
                                                   ========        ========       ========      ========      ========

                                                                       As of March 31,
                                                ----------------------------------------------------------------------
                                                    1998            1997            1996          1995          1994
                                                -----------      ----------      ----------    ---------     ---------
                                                                          (in thousands)
Balance Sheet Data:
------------------
Cash, cash equivalents and short-term
 investments................................       $157,051        $109,908       $127,743      $ 86,031      $ 50,867
Working capital.............................        345,886         270,667        238,439       165,261       110,589
Total assets................................        618,010         463,085        358,622       239,493       190,378
Short-term borrowings.......................             --              --          5,975           275         2,645
Long-term debt..............................             --           1,510          1,789         2,064         2,341
Shareholders' equity........................        519,062         397,464        301,338       209,024       161,715

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All references to years relate to the fiscal year ended March 31 of such year.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net revenue of certain items in the Company's Consolidated Statements of Operations:

                                                                Fiscal Year Ended March 31,
                                                     ------------------------------------------------------
                                                           1998               1997               1996
                                                     -----------------  -----------------  ----------------
Net revenue........................................         100.0%           100.0%              100.0%
Cost of goods sold.................................          52.8             52.1                54.0
                                                            -----            -----               -----
Gross profit.......................................          47.2             47.9                46.0
Selling, general and administrative expenses.......          28.0             28.9                27.7
                                                            -----            -----               -----
Income from operations.............................          19.2             19.0                18.3
Interest expense...................................           0.1              0.1                 0.2
Interest income....................................           0.8              0.9                 1.2
                                                            -----            -----               -----
Income before income taxes.........................          19.9             19.8                19.3
Provision for income taxes.........................           6.5              6.7                 6.4
                                                            -----            -----               -----
Net income.........................................          13.4%            13.1%               12.9%
                                                            =====            =====               =====

        Year Ended March 31, 1998 Compared to Year Ended March 31, 1997

     The Company's net income increased 31.0% to $113,180,000, or $2.99 per share on a diluted basis, in 1998 from $86,382,000, or $2.28 per share on a diluted basis, in 1997. As a percentage of net revenue, net income increased to 13.4% in 1998 from 13.1% in 1997.

     Net revenue increased $185,422,000, or 28.0%, to $847,110,000 in 1998 from
$661,688,000 in 1997. This improvement is principally due to volume increases in each of the Company's operating divisions, as outlined below.

     Wholesale net revenue increased to $587,922,000 in 1998 from $479,307,000 in 1997, an improvement of $108,615,000 or 22.7%. This improvement consists of a menswear wholesale sales increase of 12.3% and a childrenswear wholesale sales increase of 79.5%. In 1998, menswear wholesale sales were $455,127,000 while childrenswear wholesale sales were $132,795,000. In 1997, menswear wholesale sales were $405,319,000 while childrenswear wholesale sales were $73,988,000. These increases were due to increases in volume, which resulted primarily from increased sales to existing customers, offset by a decrease in the average sales price per unit. The increased sales to existing customers were partially the result of the Company's in-store shop and fixtured area expansion program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured.

     Net revenue in the Company's retail division increased 31.3% to $196,066,000 in 1998 from $149,312,000 in 1997. The increase in the number of stores, as well as an increase in sales at existing stores, contributed to the improved revenue. Of the total increase of $46,754,000,

$17,371,000 was attributable to retail stores opened since March 31, 1997. The total number of retail stores open as of March 31, 1998 and 1997 were 66 and 55, respectively.

     Net revenue from royalties and buying agency commissions increased 90.9% to $63,122,000 in 1998 from $33,069,000 in 1997. Of the increase of $30,053,000, approximately 31.8% was due to the introduction of new licensed products since March 31, 1997. The remainder of the increase reflects the incremental revenue associated with a general increase in sales of existing licensed products and buying agency services. Included in net revenue from royalties and buying agency commissions is $22,901,000 and $12,341,000, in 1998 and 1997,
respectively, from the Company's womenswear, jeanswear and Canadian licensees, which were acquired by the Company effective May 8, 1998.

     Gross profit as a percentage of net revenue decreased to 47.2% in 1998 from 47.9% in 1997. This decrease is attributable to lower margins in menswear wholesale operations and a greater contribution to wholesale operations of childrenswear, which typically produces lower margins than menswear. This was partially offset by increased royalty and buying agency commissions, which produce higher margins than wholesale and retail operations.

     Selling, general and administrative expenses, as a percentage of net revenue, decreased to 28.0% in 1998 from 28.9% in 1997. This decrease is due to the leveraging of these expenses against the higher revenue base. Selling, general and administrative expenses increased to $236,571,000 in 1998 from $190,976,000 in 1997. This increase is primarily due to increased volume related expenses of the Company's wholesale and retail operations to support the higher revenue. In addition, depreciation and amortization has increased due to the greater number of in-store shops and fixtured areas.

     The provision for taxes decreased to 32.9% of income before taxes in 1998 from 34.2% in 1997. The decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject.

        Year Ended March 31, 1997 Compared to Year Ended March 31, 1996

     The Company's net income increased to $86,382,000, or $2.28 per share on a diluted basis, in 1997 from $61,500,000, or $1.65 per share on a diluted basis, in 1996. This represents an improvement of $24,882,000 or 40.5%. As a percentage of net revenue, net income increased to 13.1% in 1997 from 12.9% in 1996.

     Net revenue increased 38.4% to $661,688,000 in 1997 from $478,131,000 in
1996. This increase is a result of improvements in each of the Company's wholesale, retail, and licensing and buying agency divisions, as outlined below.

     Wholesale net revenue increased to $479,307,000 in 1997 from $381,239,000 in 1996, an improvement of 25.7%. This improvement includes a 23.9% increase in menswear wholesale sales, to $405,319,000 in 1997 from $327,189,000 in 1996, and a 36.9% increase in childrenswear wholesale sales, to $73,988,000 in 1997 from $54,050,000 in 1996. These increases were primarily due to volume increases as a result of increased sales to existing customers, opening new in-store shops and fixtured areas, and the expansion of certain existing shops. The number of men's in-store shops increased to 1,046 at March 31, 1997 from 866 at March 31, 1996 while the number of childrenswear fixtured areas increased to 1,069 at March 31, 1997 from 872 at March 31, 1996. In addition to the volume increase, the change in product mix of the Company's wholesale sales resulted in a higher average unit selling price. Of the total wholesale sales increase, approximately 67% was due to volume and approximately 33% was due to the increased average unit selling price.

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

     Net revenue from royalties and buying agency commissions increased 125.3% to $33,069,000 in 1997 from $14,680,000 in 1996. This increase reflects the incremental revenue associated with newly licensed products and a general increase in sales from existing licensees and buying agency services. Of this increase, approximately 35% was due to products introduced under new licenses in 1997 while the balance was due to licenses existing as of March 31, 1996. Included in net revenue from royalties and buying agency commissions is $12,341,000 and $3,582,000, in 1997 and 1996, respectively, from the Company's womenswear, jeanswear and Canadian licensees, which were acquired by the Company effective May 8, 1998.

     Gross profit improved to 47.9% of net revenue in 1997 from 46.0% of net revenue in 1996. This increase was attributable to the increases in retail operations and royalties and buying agency commissions, each of which had higher percentage revenue increases, and which produce higher margins, than wholesale operations. In addition, wholesale margins increased due primarily to the change in mix of products sold.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary ongoing funding requirements are to finance working capital and the continued growth of the business. Principally, this includes the purchase of inventory in anticipation of increased sales of the wholesale and retail divisions as well as capital expenditures related to the expansion of the menswear in-store shop and childrenswear fixtured area programs and additional retail stores. The Company's sources of liquidity are cash on hand, cash from operations and the Company's available credit. Additionally, the Company required financing in May 1998 to acquire its womenswear, jeanswear and Canadian licensees as discussed further below.

     The Company's cash and cash equivalents balance increased from $109,908,000 at March 31, 1997 to $157,051,000 at March 31, 1998. This represented an overall increase of $47,143,000 due primarily to cash provided by operating activities, partially offset by cash used in investing activities. A detailed analysis of the changes in cash and cash equivalents is presented in the Consolidated Statements of Cash Flows.

     Net cash from operating activities in 1998 was $108,049,000, an increase of $45,414,000 over the 1997 amount of $62,635,000. This amount is primarily made up of cash generated by net earnings offset, in part, by an increase in working capital. The increase in working capital was mainly due to increases in accounts receivable and inventory. Accounts receivable increased 30.9% from $79,984,000 at March 31, 1997 to $104,732,000 at March 31, 1998 due to the
increased sales level. Inventory increased 21.9% to $150,947,000 at March 31, 1998 from $123,847,000 at March 31, 1997. Higher inventory levels at March 31, 1998 were primarily attributable to the timing of receipts of inventory for the summer and fall seasons.

     Capital expenditures were $67,814,000 in 1998, compared with $83,960,000 in 1997. The 1997 amount includes the purchase of the property which houses the Company's executive offices, along with its primary sales, marketing and licensing offices and its main licensees' showrooms, for approximately $25,875,000. Significant capital expenditures in 1998 included additions related to the Company's first flagship store in Beverly Hills and the Company's in-store shop and fixtured area expansion program.

     At March 31, 1998, accrued expenses and other current liabilities included $18,863,000 of open letters of credit for inventory purchased. Additionally, at March 31, 1998, TH USA was contingently liable for unexpired bank letters of credit of $53,273,000 related to commitments of TH USA to suppliers for the purchase of inventories and leases.

     On May 8, 1998, the Company acquired its womenswear, jeanswear and Canadian licensees for an aggregate purchase price of $755,760,000 in cash and 9,045,930 Ordinary Shares of the Company. The cash portion of the purchase price was funded from a combination of debt financing and cash on hand. The debt financing portion of the purchase price consisted of $250,000,000 of 6.50% notes maturing on June 1, 2003 (the "2003 Notes"), $200,000,000 of 6.85% notes maturing on June 1, 2008 (the "2008 Notes") and $200,000,000 of term loan borrowings pursuant to the new $450,000,000 term and revolving credit facilities (the "New Credit Facilities"). The 2003 Notes and the 2008 Notes (collectively, the "Notes") were issued by TH USA and guaranteed by THC. Following the announcement of the proposed Acquisition on February 1, 1998, the Company sold US Treasury futures contracts to protect against the potential increase in interest rates between the announcement and the closing date of the Acquisition. These transactions resulted in deferred gains of approximately $4,490,000 at March 31, 1998. Such gains, together with subsequent adjustments through the date of transaction financing, will be amortized over the respective terms of the Notes to reduce the effective interest rate. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

     The New Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000,000 TH USA five-year revolving credit facility, of which up to $150,000,000 may be used for direct borrowings, and an unsecured $200,000,000 five-year term credit facility which was borrowed by TH USA in connection with the Acquisition. The revolving credit facility will be available for letters of credit, working capital and other general corporate purposes. The New Credit Facilities replaced the Company's existing secured revolving credit agreement, which had been in place since April 1, 1996.

     Borrowings under the term loan facility are repayable in quarterly installments as follows: $40,000,000 in the 12-month period ending March 31, 2000, $50,000,000 in each of the next two succeeding 12-month periods and $60,000,000 in the next succeeding 12-month period.

     The New Credit Facilities contain a number of covenants that, among other things, restrict the ability of subsidiaries of THC to dispose of assets, incur additional indebtedness, create liens on assets, pay dividends or make other payments in respect of capital stock, make investments, loans and advances, engage in transactions with affiliates, enter into sale and leaseback transactions, engage in mergers or consolidations or change the businesses conducted by them. The New Credit Facilities also restrict the ability of THC to create liens on assets or enter into sale and leaseback transactions. Under the New Credit Facilities, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that in the aggregate exceed 33% of the Company's cumulative consolidated net income, commencing with the fiscal year ended March 31, 1998, less certain deductions. In addition, under the New Credit Facilities, THC and TH USA are required to comply with and maintain specified financial ratios and tests (based on the Company's consolidated financial results), including, without limitation, an interest expense coverage ratio, a maximum leverage ratio and a minimum consolidated net worth test.

     Other than the financing requirements in connection with the Acquisition described above, cash requirements in fiscal 1999 will primarily include working capital and capital expenditures relating to the in-store shop and fixtured area programs and the opening of additional retail stores, including flagship stores. The amount of total committed capital expenditures at March 31, 1998, including expenditures relating to these projects, was approximately $750,000. The Company expects fiscal 1999 capital expenditures (including those of the acquired companies) to approximate $100,000,000. The Company intends to fund such cash requirements for fiscal 1999 and future years from available cash balances, internally generated funds and borrowings available under the New Credit Facilities. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.


INFLATION

     The Company does not believe that the relatively moderate rates of inflation experienced over the last few years in the United States, where it primarily competes, have had a significant effect on its net revenue or profitability. Higher rates of inflation have been experienced in a number of foreign countries in which the Company's products are manufactured but have not had a material effect on the Company's net revenue or profitability. The Company has historically been able to partially offset its cost increases by increasing prices or changing suppliers.


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


RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components, and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes revised reporting and disclosure requirements for operating segments. The Company will adopt Statement Nos. 130 and 131 in the first quarter of fiscal 1999 and year-end fiscal 1999, respectively. These statements increase disclosure only and will have no effect on the Company's financial position or results of operations.

YEAR 2000

     The Company has assessed the ability of its computerized information systems to process transactions relating to years 2000 and beyond. While certain modifications are required, the Company expects to achieve necessary modifications on a timely basis at a cost which will not be material to operations. There can be no assurance, however, that the systems of other companies on which the Company's processes rely will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an adverse impact on the Company's operations.

SAFE HARBOR STATEMENT

     Safe Harbor Statement under the Private Securities Litigation Reform Act of
     ---------------------------------------------------------------------------
1995.  This report contains forward-looking statements within the meaning of
----
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are indicated by words or phrases such as "anticipate," "estimate," "project," "management expects," "the Company believes" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Report of Independent Accountants

Consolidated Statements of Operations for the years ended March 31, 1998, 1997 and 1996

Consolidated Balance Sheets as of March 31, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996

Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants......................................     F-2

Consolidated Statements of Operations for the years ended March 31,
1998, 1997 and 1996....................................................     F-3

Consolidated Balance Sheets as of March 31, 1998 and 1997..............     F-4

Consolidated Statements of Cash Flows for the years ended March 31,
1998, 1997 and 1996.....,..............................................     F-5

Consolidated Statements of Changes in Shareholders' Equity for the
years ended March 31, 1998, 1997 and 1996..............................     F-6

Notes to Consolidated Financial Statements.............................     F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Board of Directors and Shareholders of Tommy Hilfiger Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Tommy Hilfiger Corporation and its subsidiaries at March 31, 19986 and 19975, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 19986, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICE WATERHOUSE LLP

New York, New York
May 20, 1998

                          TOMMY HILFIGER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   FOR THE FISCAL YEAR ENDED
                                                                                            MARCH 31,
                                                                         ----------------------------------------------
                                                                             1998               1997            1996
                                                                             ----               ----            ----
Net revenue........................................................      $847,110           $661,688        $478,131
Cost of goods sold.................................................       447,524            344,884         258,419
                                                                         --------           --------        --------

Gross profit.......................................................       399,586            316,804         219,712

Selling, general and administrative expenses.......................       236,571            190,976         132,270
                                                                         --------           --------        --------

Income from operations.............................................       163,015            125,828          87,442

Interest expense...................................................         1,258                761             754
Interest income....................................................         7,013              6,181           5,712
                                                                         --------           --------        --------

Income before income taxes.........................................       168,770            131,248          92,400

Provision for income taxes.........................................        55,590             44,866          30,900
                                                                         --------           --------        --------

Net income.........................................................      $113,180           $ 86,382        $ 61,500
                                                                         ========           ========        ========

Earnings per share:
Basic earnings per share...........................................         $3.03              $2.33           $1.72
                                                                         ========           ========        ========

Weighted average shares outstanding................................        37,374             37,059          35,767
                                                                         ========           ========        ========

Diluted earnings per share.........................................         $2.99              $2.28           $1.65
                                                                         ========           ========        ========

Weighted average shares and share equivalents outstanding..........        37,886             37,885          37,241
                                                                         ========           ========        ========

         See Accompanying Notes to Consolidated Financial Statements.

                          TOMMY HILFIGER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         AS OF MARCH 31,
                                                                            ----------------------------------------
                                                                              1998                          1997
                                                                              ----                          ----
ASSETS
Current assets
      Cash and cash equivalents...........................                  $157,051                      $109,908
      Accounts receivable.................................                   104,732                        79,984
      Inventories.........................................                   150,947                       123,847
      Other current assets................................                    25,554                        18,614
                                                                            --------                      --------

      Total current assets................................                   438,284                       332,353

Property and equipment, at cost, less accumulated
      depreciation and amortization.......................                   160,089                       121,540
Other assets..............................................                    19,637                         9,192
                                                                             --------                     --------

      Total Assets........................................                   $618,010                     $463,085
                                                                             ========                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable....................................                   $ 16,201                     $  5,996
      Accrued expenses and other current liabilities......                     76,197                       55,690
                                                                             --------                     --------

          Total current liabilities.......................                     92,398                       61,686

Other liabilities.........................................                      6,550                        2,425
Long-term debt............................................                         --                        1,510

Shareholders' equity
      Preference Shares, $0.01 par value-shares
       authorized 5,000,000; none issued..................                         --                           --
      Ordinary Shares, $0.01 par value-shares authorized
        50,000,000; issued and outstanding 37,557,934
        and 37,249,529, respectively......................                        376                          372
      Capital in excess of par value......................                    173,416                      165,032
      Retained earnings...................................                    345,195                      232,015
      Cumulative translation adjustment...................                         75                           45
                                                                             --------                     --------

      Total shareholders' equity..........................                    519,062                      397,464
                                                                             --------                     --------

Commitments and contingencies

      Total Liabilities and Shareholders' Equity..........                   $618,010                     $463,085
                                                                             ========                     ========

         See Accompanying Notes to Consolidated Financial Statements.

                          TOMMY HILFIGER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                          FOR THE FISCAL YEAR ENDED
                                                                                                  MARCH 31,
                                                                             --------------------------------------------------
                                                                                    1998            1997             1996
                                                                                    ----            ----             ----
Cash flows from operating activities
     Net income...........................................................      $113,180        $ 86,382        $  61,500
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization.....................................        29,840          20,842           13,439
        Deferred income taxes.............................................          (463)         (4,428)          (6,287)
        Stock compensation expense........................................            --              --               60
        Equity in loss of equity investee.................................            --              --              143
        Changes in operating assets and liabilities
          Increase in assets
            Accounts receivable...........................................       (24,748)        (11,582)         (17,917)
            Inventories...................................................       (27,100)        (42,419)         (29,419)
            Other assets..................................................       (17,497)           (751)          (5,805)
          Increase (decrease) in liabilities
            Accounts payable..............................................        10,205          (3,458)           7,356
            Accrued expenses and other liabilities........................        24,632          18,049           11,157
                                                                                --------        --------        ---------

        Net cash provided by operating activities.........................       108,049          62,635           34,227
                                                                                --------        --------        ---------

Cash flows from investing activities
     Purchases of property and equipment..................................       (67,814)        (83,960)         (28,694)
     Purchases of investments.............................................       (20,000)             --         (101,138)
     Maturities of investments............................................        20,000              --          151,352
                                                                                --------        --------        ---------

        Net cash (used in) provided by investing activities...............       (67,814)        (83,960)          21,520
                                                                                --------        --------        ---------

Cash flows from financing activities
     Proceeds from the exercise of employee stock options.................         5,685           3,929           13,027
     Tax benefit from exercise of stock options...........................         2,703           5,812           17,715
     Short-term bank borrowings, net......................................            --          (5,975)           5,700
     Payments on long-term debt...........................................        (1,510)           (279)            (275)
     Other................................................................            30               3               12
                                                                                --------        --------        ---------

        Net cash provided by financing activities.........................         6,908           3,490           36,179
                                                                                --------        --------        ---------

        Net increase (decrease) in cash...................................        47,143         (17,835)          91,926
Cash and cash equivalents, beginning of period............................       109,908         127,743           35,817
                                                                                --------        --------        ---------

Cash and cash equivalents, end of period..................................      $157,051        $109,908        $ 127,743
                                                                                ========        ========        =========

         See Accompanying Notes to Consolidated Financial Statements.

                          TOMMY HILFIGER CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                           Capital in                   Unearned       Cumulative         Total
                                               Ordinary    excess of     Retained        stock         translation    shareholders'
                                                Shares     par value     earnings     compensation     adjustment        equity
                                               --------    ----------    --------     ------------     ----------     -------------
BALANCE, MARCH 31, 1995                          $352       $124,859     $ 84,133        ($350)          $ 30           $209,024
     Net income...............................                             61,500                                         61,500
     Exercise of employee stock options.......     17         13,010                                                      13,027
     Tax benefit from exercise of stock
      options.................................                17,715                                                      17,715
     Amortization of unearned stock
      compensation............................                  (290)                      350                                60
     Translation adjustment...................                                                             12                 12
                                                 ----       --------     --------         ----           ----           --------
BALANCE, MARCH 31, 1996                           369        155,294      145,633           --             42            301,338
   Net income.................................                             86,382                                         86,382
   Exercise of employee stock options.........      3          3,926                                                       3,929
   Tax benefit from exercise of stock options.                 5,812                                                       5,812
   Translation adjustment.....................                                                              3                  3
                                                 ----       --------     --------         ----           ----           --------
BALANCE, MARCH 31, 1997                           372        165,032      232,015           --             45            397,464
   Net income.................................                            113,180                                        113,180
   Exercise of employee stock options.........      4          5,681                                                       5,685
   Tax benefit from exercise of stock options.                 2,703                                                       2,703
   Translation adjustment.....................                                                             30                 30
                                                 ----       --------     --------         ----           ----           --------
BALANCE, MARCH 31, 1998                          $376       $173,416     $345,195           --           $ 75           $519,062
                                                 ====       ========     ========         ====           ====           ========

         See Accompanying Notes to Consolidated Financial Statements.

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

     TH USA designs and imports men's sportswear and childrenswear for wholesale distribution under the trademark license agreement with THLI described below.

     THLI licenses the use of the Tommy Hilfiger trademarks to TH USA, THR and other affiliates and non-affiliates. These agreements grant the licensee exclusive rights for use of the trademarks for specified products in specified geographical areas.

     THR commenced operations in April 1993 and as of March 31, 19986 operated 6644 retail stores.

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

(d)  Cash and Cash Equivalents and Investments

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

(h)  Earnings Per Share, Share Equivalents and Authorized Shares

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings Per Share, which requires presentation in the Consolidated Statements of Operations of both basic and diluted earnings per share. The Company adopted this statement in the third quarter of fiscal 1998. Earnings per share and share equivalents for all periods presented have been restated to reflect the adoption of this statement.

     The weighted average number of shares outstanding for basic earnings per share were 37,374,000, 37,059,000 and 35,767,000 during the years ended March 31, 1998, 1997 and 1996, respectively. For diluted earnings per share, these amounts increased by 512,000, 826,000 and 1,474,000 during the years ended March 31, 1998, 1997 and 1996, respectively, due to potentially dilutive common stock equivalents issuable under the Company's stock option plans.

     On May 5, 1998, the number of authorized Ordinary Shares was increased to 75,000,000.

(i)  Revenues

     Net revenues from wholesale product sales are recognized upon shipment of products to customers. Allowances for estimated returns and discounts are provided when sales are recorded. Retail store revenues are recognized at the time of sale. Licensing royalties and buying agency fees are recognized as earned.

     Net wholesale sales to major customers, based upon their ownership at March 31, 1998, as a percentage of total net wholesale sales, for the three-year period ended March 31, 19968 were as follows:

                                           Fiscal Year Ended March 31,
                                           ---------------------------

                                      1998           1997          1996
                                      ----           ----          ----
               Customer A             22%            23%           22%
               Customer B             22%            21%           21%
               Customer C             15%            16%           14%


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

     Substantially all of the Company's net revenue and income from operations are derived from, and identifiable assets (other than the time deposits mentioned in Note 2 which are located in Singapore) are located in, the United States and, therefore, constitute foreign operations in that the Company is incorporated in the British Virgin Islands.

(l)  Fair Value of Financial Instruments

     The fair values of the Company's monetary assets and liabilities approximate carrying values due to the relatively short-term nature of these items.

(m)  Advertising Costs

     Advertising costs are charged to operations when incurred and totaled $21,841,000, $19,651,000, and $7,929,000 and $4,348,000 during the years ended
March 31, 1998, 1997 and 1996, respectively.

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

(o)  Reclassification of Prior Year Balances

     Certain prior year balances have been reclassified to conform to current year presentation.

NOTE 2 - CASH EQUIVALENTS AND INVESTMENTS

     Cash equivalents consist of time deposits and have original maturities of less than three months. As of March 31, 1998, cash equivalents in the Consolidated Balance Sheet include $85,628,000 of time deposits which are earning interest at 5.38%.

NOTE 3 - ACCOUNTS RECEIVABLE

     TH USA collects substantially all of its receivables through a credit company pursuant to an agreement whereby the credit company pays TH USA after the credit company receives payment from the Company's customer. If the customer becomes bankrupt or insolvent or the receivable becomes 120 days past due, the credit company pays TH USA 50% of the outstanding receivable. The credit company establishes maximum credit limits for each customer account. As of March 31, 1998, substantially all accounts receivable were pledged as collateral under a bank financing agreement.

NOTE 4 - INVENTORIES

     Inventories are summarized as follows:

                                                        March 31,
                                                        ---------
                                               1998                    1997
                                               ----                    ----
     Finished goods.............           $148,488,000            $122,237,000
     Raw materials..............              2,459,000               1,610,000
                                           ------------            ------------
                                           $150,947,000            $123,847,000
                                           ============            ============

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                        March 31,
                                                        ---------
                                               1998                    1997
                                               ----                    ----
     Furniture and fixtures.............   $121,669,000            $ 88,507,000
     Leasehold improvements.............     51,840,000              27,924,000
     Buildings and land.................     41,211,000              37,885,000
     Machinery and equipment............     23,673,000              16,263,000
                                           ------------             -----------
                                            238,393,000             170,579,000
     Less:  accumulated depreciation and
        amortization....................     78,304,000              49,039,000
                                           ------------            ------------
                                           $160,089,000            $121,540,000
                                           ============            ============

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities are comprised of the following:

                                                        March 31,
                                                        ---------
                                               1998                    1997
                                               ----                    ----
        Accrued compensation............   $22,187,000             $15,734,000
        Letters of credit payable.......    18,863,000               5,705,000
        Accrued marketing...............     3,340,000               6,369,000
        Other...........................    31,807,000              27,882,000
                                           -----------             -----------
                                           $76,197,000             $55,690,000
                                           ===========             ===========

NOTE 7 - LONG-TERM DEBT

     In connection with the purchase of real estate, THEH obtained a ten-year, $2,746,000 mortgage. The debt, payable in equal quarterly installments through August 2003, was repaid in its entirety during fiscal 1998.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

(a)  Leases

     The Company leases office, warehouse and showroom space, retail stores and office equipment under operating leases, which expire not later than 2023. The Company normalizes fixed escalations in rental expense under its operating leases. Minimum annual rentals under non-cancelable operating leases, excluding operating cost escalations and contingent rental amounts based upon retail sales, are payable as follows:

     Fiscal Year Ending March 31,
     ----------------------------
          1999.......................       $10,051,000
          2000.......................        11,121,000
          2001.......................        10,161,000
          2002.......................         9,063,000
          2003.......................         8,814,000
          Thereafter.................        46,681,000

     Rent expense was $12,551,000, $8,911,000 and $5,768,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

(b)  Letters of credit

     TH USA is contingently liable for unexpired bank letters of credit at March 31, 1998 of $50,273,000 related to commitments for the purchase of inventories and $3,000,000 related to leases.

(c)  Legal matters

     On February 2, 1998, February 12, 1998 and February 17, 1998, three alleged holders of Ordinary Shares filed purported derivative actions in New York state court on behalf of the Company against the members of the Board of Directors. The actions were later consolidated and an amended complaint was served on May 29, 1998. The amended complaint alleges that the Board's approval of the Acquisition (see Note 15) constitutes a breach of fiduciary duty and corporate waste, and seeks equitable relief and damages in favor of the Company, and an award of fees to the plaintiffs' attorneys. On June 15, 1998, the Company and its directors moved to dismiss the consolidated action on several grounds. The motion to dismiss remains pending.

     The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their businesses. In the opinion of the Company's management, based on advice of counsel, the resolution of these matters will not have a material effect on the financial position or the results of operations of the Company.

NOTE 9 - INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                      Fiscal Year Ended March 31,
                                                      ---------------------------
                                              1998                1997               1996
                                              ----                ----               ----
Current:
   U.S. Federal........................    $48,463,000         $39,276,000         $29,100,000
   State and Local.....................      5,810,000           6,688,000           6,238,000
   Non-U.S.............................      1,727,000           3,330,000           1,849,000
                                           -----------         -----------         -----------
                                            56,000,000          49,294,000          37,187,000
                                           -----------         -----------         -----------

Deferred:
   U.S. Federal........................       (510,000)         (3,724,000)         (4,940,000)
   State and Local.....................        100,000            (737,000)         (1,347,000)
   Non-U.S.............................             --              33,000                  --
                                           -----------         -----------         -----------
                                              (410,000)         (4,428,000)         (6,287,000)
                                           -----------         -----------         -----------
Provision for income taxes.............    $55,590,000         $44,866,000         $30,900,000
                                           ===========         ===========         ===========

     Significant components of the Company's deferred tax assets are summarized as follows:

                                                        March 31,
                                                        ---------
                                              1998                1997
                                              ----                ----
Deferred tax assets - current:
   Inventory costs.....................    $ 5,082,000         $ 5,054,000
   Allowances for doubtful accounts
       and sales discounts.............      1,661,000           2,415,000
   Accrued compensation................      2,490,000           1,580,000
   Other items, net....................      2,014,000           3,070,000
                                            -----------         -----------
                                            11,247,000          12,119,000

Deferred tax assets - non-current:
   Depreciation and amortization.......      3,670,000           2,335,000
                                            -----------        -----------
Total deferred tax assets..............    $14,917,000         $14,454,000
                                            ===========        ===========

     The U.S. and non-U.S. components of income before income taxes are as follows:

                                                     Fiscal Year Ended March 31,
                                                     ---------------------------
                                              1998                1997               1996
                                              ----                ----               ----
U.S.                                       $136,793,000        $104,671,000        $71,606,000
Non-U.S...............................       31,977,000          26,577,000         20,794,000
                                            ------------       ------------        -----------
                                           $168,770,000        $131,248,000        $92,400,000
                                           ============        ============        ===========

     The provision for income taxes differs from the amounts computed by applying the applicable U.S. federal statutory rate to income before taxes as follows:

                                                          Fiscal Year Ended March 31,
                                                          ---------------------------
                                                 1998                   1997                  1996
                                                 ---                    ----                  ----
Provision for income taxes at the
   U.S. federal statutory rate.......        $ 59,070,000           $45,937,000           $32,340,000
State and local income taxes, net of
   federal benefits..................           3,841,000             3,868,000             3,179,000
Non-U.S. income taxed at different
   rates.............................         (10,031,000)           (6,350,000)           (5,612,000)
Other................................           2,710,000             1,411,000               993,000
                                             ------------           -----------           -----------
Provision for income taxes...........        $ 55,590,000           $44,866,000           $30,900,000
                                             ============           ===========           ===========

     THC is not taxed on income in the British Virgin Islands ("BVI"), where it is incorporated. THC's subsidiaries are subject to taxation in the jurisdictions in which they operate.

     Provision has not been made for taxes on undistributed non-BVI earnings of $192,312,000 at March 31, 1998, as those earnings will continue to be reinvested. As a result of various tax planning strategies available to the Company, it is not practical to estimate the amount of tax, if any, that might be payable on the eventual remittance of such earnings.

NOTE 10 - RELATED PARTIES

     See related disclosures in Note 15 - Acquisition of Womenswear, Jeanswear and Canadian Licensees.

     Effective February 1, 1997, the Company entered into a licensing agreement with Pepe Jeans London Corporation ("PJLC") which provides for the distribution of the Company's products throughout the European market. PJLC subsequently assigned this license to a subsidiary. Under this agreement, the licensee pays THLI a royalty based on a percentage of the value of licensed products sold by the licensee. Except with the approval of THLI, all products sold by or through the licensee must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. The distribution of products under this arrangement began in fiscal 1998. Results of operations include $1,641,000, for the year ended March 31, 1998, of royalties and commissions under this arrangement.

     Effective June 30, 1996, the Company's joint venture arrangement with TH Japan covering the Company's Japanese operations expired. Effective July 1, 1996, the Company entered into an exclusive license agreement for Japan with Novel-ITC Licensing Limited ("NIL"), a related party. Under the license agreement, NIL pays THLI a royalty based on a percentage of the value of licensed products sold by NIL's sublicensee. Except with the approval of THLI, all products sold by or through NIL or its sublicensee must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. Pursuant to this new arrangement, royalties and commissions totaled $4,211,000 in fiscal 1998 and $2,745,000 in fiscal 1997. Pursuant to the prior arrangement, royalties and commissions totaled $488,000 in fiscal 1997 and $1,939,000 in fiscal 1996.

     Effective October 1, 1995, the Company entered into U.S. and international license agreements with a related party, AIHL Investment Group Limited (formerly SEL International Investments Corp.) ("AIHL"), the parent of PJLC, for the manufacture, sale and distribution of men's, women's and girls' jeanswear and jeans related apparel (which includes women's and girls' casualwear) bearing the Tommy Hilfiger and Tommy Jeans registered trademarks. The U.S. and international license agreements were subsequently assigned by AIHL to PJLC and by PJLC to two of its subsidiaries. Other assets in the Consolidated Balance Sheets include a note receivable from AIHL in connection with this transaction. The note, which has a face value of $5,000,000, and has a maturity of September 30, 2000, is recorded at its present value of $4,097,000 at March 31, 1998 and $3,735,000 at March 31, 1997. Under this license arrangement, the Company receives royalties from subsidiaries of PJLC based upon a percentage of net sales of licensed products. The fiscal 1998, 1997 and 1996 results of operations include $19,016,000, $9,963,000 and $1,915,000 of such royalties. Net sales included in the Consolidated Statements of Operations for these licensed products prior to this agreement were $12,370,000 in fiscal 1996. In addition, in connection with this license, a subsidiary of PJLC leases certain space at the Company's U.S. headquarters, for which rent of $262,000 and $214,000 was received by the Company in fiscal 1998 and 1997, respectively. TH USA purchases finished goods in the ordinary course of business from PJLC and its subsidiaries. Such purchases amounted to $8,400,000 and $14,100,000 during the fiscal years ended March 31, 1998 and 1997, respectively.

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

     TH USA purchases finished goods in the ordinary course of business from affiliated companies. Such purchases amounted to $14,600,000, $9,852,000 and $10,970,000 during the fiscal years ended March 31, 1998, 1997 and 1996, respectively. In addition, contractors of the Company purchased raw materials in the ordinary course of business from affiliates of the Company. Such purchases amounted to $5,930,000, $5,811,000 and $7,910,000 during the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

     The Company has entered into a license agreement and a related buying agency agreement with a Canadian licensee, in which one of the Company's directors has an indirect beneficial ownership interest. Under the license agreement, the Company receives a royalty from the licensee based upon a percentage of net sales of licensed products. Under the buying agency agreement, the Company receives commissions based on a percentage of the cost of goods sourced on behalf of the licensee. Results of operations include $3,885,000, $2,378,000 and $1,667,000 for the years ended March 31, 1998, 1997 and 1996, respectively, for royalties and commissions earned from this licensee.

     TH USA sells merchandise in the ordinary course of business to a retail store that is owned by a relative of a director of the Company. Sales to this customer amounted to approximately $476,000, $435,000 and $397,000 during the years ended March 31, 1998, 1997 and 1996, respectively.

     THEH has two consulting agreements with affiliates. THEH paid fees of $875,000 in each of fiscal 1998 and 1997 and $375,000 in fiscal 1996 under such agreements.

     TH USA had a consulting agreement with an affiliate. The fees and related expenses under this consulting agreement totaled $619,000 during the year ended March 31, 1996.

     Under the terms of an agreement with an affiliate, THHK reimburses the affiliate for certain general and administrative expenses incurred by the affiliate on behalf of THHK. Payments made to the affiliate for the years ended March 31, 1998, 1997 and 1996 were $77,000, $58,000 and $114,000, respectively.


NOTE 11 - PROFIT SHARING PLAN

     TH USA maintains employee savings plans for eligible U.S. employees. TH USA's contributions to the plans are discretionary with matching contributions of up to 50% of employee contributions of up to 5% of employee compensation. For the years ended March 31, 1998, 1997 and 1996, the Company made plan contributions of $568,000, $345,000 and $271,000, respectively.


NOTE 12 - STOCK OPTION PLANS

     In September 1992, the Company and its subsidiaries adopted stock option plans (the "Plans") authorizing the issuance of an aggregate of up to 1,450,000 Ordinary Shares to directors, officers and employees of the Company, as well as 1,520,000 Ordinary Shares reserved for issuance in connection with an option granted to a former officer of the Company pursuant to his employment agreement. The remaining unexercised options granted under the terms of the officer's employment agreement were exercised during fiscal 1996. Subsequently, through May 1998, a total of 4,750,000 Ordinary Shares of THC were authorized and reserved for issuance to directors, officers and employees of the Company, under the Plans. In August 1994, the Board of Directors and shareholders of the Company approved the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan (the "Directors Option Plan"). Under the Directors Option Plan, directors who are not officers or employees of the Company are eligible to receive stock option grants. The total number of Ordinary Shares for which options may be granted under the Directors Option Plan may not exceed 200,000 Ordinary Shares in the aggregate, subject to certain adjustments.

     Transactions involving the Plans and the Directors Option Plan are summarized as follows:

                                                                  Weighted Average
                                                                      Exercise
                                                 Option Shares    Price Per Share
                                                 -------------    ---------------
Outstanding as of March 31, 1995                    2,548,024          $ 9.37

Granted......................................         793,400          $29.50
Exercised....................................      (1,654,724)         $ 7.86
Canceled.....................................         (85,100)         $18.09
                                                   ----------
Outstanding as of March 31, 1996                    1,601,600          $20.10

Granted......................................         708,300          $48.20
Exercised....................................        (369,605)         $10.64
Canceled.....................................         (51,725)         $39.56
                                                   ----------
Outstanding as of March 31, 1997                    1,888,570          $31.26

Granted......................................       1,358,950          $42.20
Exercised....................................        (308,405)         $18.44
Canceled.....................................        (312,580)         $40.46
                                                   ----------
Outstanding as of March 31, 1998                    2,626,535          $37.34
                                                   ==========

The following table summarizes information concerning currently outstanding and exercisable options:

                              Options Outstanding                    Options Exercisable
                    ----------------------------------------    ----------------------------
                                      Weighted
                                      Average      Weighted                        Weighted
                                     Remaining     Average                         Average
    Range of           Number       Contractual    Exercise          Number        Exercise
 Exercise Prices    Outstanding         Life        Price         Exercisable       Price
--------------------------------------------------------------------------------------------
$7.50-$20.00          293,445        5.51          $13.60         161,820          $10.42

$20.81-$30.25         550,220        7.35          $28.49         326,000          $29.50

$38.63-$45.00         976,200        9.29          $40.05              --              --

$45.13-$59.13         806,670        8.52          $48.75          39,750          $45.39
                    ---------        ----          ------         -------          ------

$7.50-$59.13        2,626,535        8.23          $37.34         527,570          $24.85
                    =========        ====          ======         =======          ======

     Options vest over periods ranging from 1-6 years. The exercise price of all options granted under the Plans and the Directors Option Plan is the market price on the dates of grant.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for stock options granted in 1998, 1997 and 1996. Had compensation cost been recorded based upon the fair value at the grant dates as an alternative provided by SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income and earnings per share (basic and diluted) would have been reduced by approximately $4,824,000 and $.13, respectively, in 1998, $2,998,000 and $.08, respectively, in 1997 and $2,131,000 and $.06, respectively, in 1996. These amounts are for disclosure purposes only and may not be representative of future calculations since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair values of options granted was estimated at $21.38 in 1998, $22.33 in 1997 and $13.72 in 1996 on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: volatility of 43%, 40% and 42%; risk free interest rate of 6.5%, 6.1% and 6.3%; expected life of 5.9 years, 5.7 years and 5.6 years; and no future dividends.

NOTE 13 - STATEMENTS OF CASH FLOWS

                                                     Fiscal Year Ended March 31,
                                                     ---------------------------
                                             1998               1997               1996
                                             ----               ----               ----
Supplemental disclosure of cash
flow information:
     Cash paid during the year:
          Interest                          $ 1,142,000        $   930,000        $ 1,382,000
                                            ===========        ===========        ===========
          Income taxes                      $54,749,000        $34,559,000        $24,428,000
                                            ===========        ===========        ===========

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    First              Second              Third               Fourth
                                                   Quarter             Quarter             Quarter             Quarter
                                                   -------             -------             -------             -------
1998
----
Net revenue..................................      $173,735,000        $224,546,000        $246,104,000        $202,725,000

Gross profit.................................        81,703,000         109,708,000         115,303,000          92,872,000

Net income...................................        17,507,000          31,894,000          36,381,000          27,398,000

Basic earnings per share.....................               .47                 .85                 .97                 .73

Diluted earnings per share...................               .46                 .84                 .96                 .73

1997
----
Net revenue..................................      $124,129,000        $178,907,000        $188,199,000        $170,453,000

Gross profit.................................        58,119,000          86,931,000          90,231,000          81,523,000

Net income...................................        12,578,000          24,090,000          27,397,000          22,317,000

Basic earnings per share             .34        .65        .74        .60

Diluted earnings per share           .34        .63        .72        .59

     The quarterly financial data for the years ended March 31, 1998 and 1997 are unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present such data fairly.

NOTE 15 - ACQUISITION OF WOMENSWEAR, JEANSWEAR AND CANADIAN LICENSEES

     On May 8, 1998, following the approval by the shareholders of the Company on May 5, 1998, the Company, through its wholly owned subsidiaries, acquired from related parties Pepe Jeans USA, Inc., the Company's United States womenswear and jeanswear licensee ("Pepe USA"), TJ Far East Limited, Pepe USA's buying agency affiliate, and Tomcan Investments Inc., the parent corporation of Tommy Hilfiger Canada Inc. ("TH Canada"), the Company's Canadian licensee (collectively, the "Acquired Companies"), for an aggregate purchase price of $755,760,000 in cash plus 9,045,930 Ordinary Shares of the Company (the "Acquisition"). The cash portion of the purchase price was funded from a combination of debt financing and cash on hand.

     The debt financing portion of the purchase price consisted of $250,000,000 of 6.50% notes maturing on June 1, 2003 (the "2003 Notes"), $200,000,000 of
6.85% notes maturing on June 1, 2008 (the "2008 Notes") and $200,000,000 of term loan borrowings pursuant to the new $450,000,000 term and revolving credit facilities (the "New Credit Facilities"). The 2003 Notes and the 2008 Notes (collectively, the "Notes") were issued by TH USA and guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

     The New Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000,000 TH USA five-year revolving credit facility, of which up to $150,000,000 may be used for direct borrowings, and an unsecured $200,000,000 five-year term credit facility which was borrowed by TH USA in connection with the Acquisition. The revolving credit facility will be available for letters of credit, working capital and other general corporate purposes. The New Credit Facilities replaced the Company's existing secured revolving credit agreement which had been in place since April 1, 1996.

     Borrowings under the term loan facility are repayable in quarterly installments as follows: $40,000,000 in the 12-month period ending March 31, 2000, $50,000,000 in each of the next two succeeding 12-month periods and $60,000,000 in the next succeeding 12-month period.

     The New Credit Facilities contain a number of covenants that, among other things, restrict the ability of subsidiaries of THC to dispose of assets, incur additional indebtedness, create liens on assets, pay dividends or make other payments in respect of capital stock, make investments, loans and advances, engage in transactions with affiliates, enter into sale and leaseback transactions, engage in mergers or consolidations or change the businesses conducted by them. The New Credit Facilities also restrict the ability of THC to create liens on assets or enter into sale and leaseback transactions. Under the New Credit Facilities, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that in the aggregate exceed 33% of the Company's cumulative consolidated net income, commencing with the fiscal year ended March 31, 1998, less certain deductions. In addition, under the New Credit Facilities, THC and TH USA are required to comply with and maintain specified financial ratios and tests (based on the Company's consolidated financial results), including, without limitation, an interest expense coverage ratio, a maximum leverage ratio and a minimum consolidated net worth test.

     At the date of the Acquisition, the licenses between the Acquired Companies and the Company consisted of: a license with Pepe USA covering jeans and jeans related apparel and women's and girls' casualwear in the United States (the "Pepe United States License"); a license with T.H. International N.V., a subsidiary of PJLC, covering jeans and jeans related apparel and women's and girls' casualwear worldwide (other than in the United States and certain specified countries) (the "Pepe International License"); a geographic license with Tommy Hilfiger Europe B.V., a subsidiary of PJLC, covering men's and boys' sportswear lines in Europe and certain other countries (the "Pepe European License"); and a master geographic license for Canada with TH Canada (the "Canadian License").

     In connection with the Acquisition, the Company acquired the businesses operated under the Pepe United States License and the Canadian License, the Pepe International License was canceled and the license arrangements for Europe previously covered by the Pepe International License were consolidated under the Pepe European License. Accordingly, the Pepe European License was amended to, among other things, include in its scope men's, women's and children's jeanswear and jeans related apparel (including women's and girls' casualwear) and to increase the minimum sales levels, guaranteed minimum royalties and minimum advertising payments required thereunder. The Pepe European License was also amended to provide the Company certain additional rights in connection with any proposed future transfer of the business conducted under the Pepe European License. In addition, in connection with the Acquisition, the $5,000,000 note receivable from AIHL (see Note 10 - Related Parties) was canceled in consideration for a capital contribution being made to Pepe USA in the same amount as the receivable.

     The Acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of the Acquired Companies will be included in the consolidated results of the Company from the date of the Acquisition. The unaudited pro forma combined condensed balance sheet of the Company and the Acquired Companies as of March 31, 1998, after giving effect to certain pro forma adjustments, is as follows:

                                                            Unaudited
                                                            ---------
ASSETS

Current assets                                           $  440,052,000
Property and equipment, net                                 206,528,000
Intangible and other assets                               1,329,807,000
                                                         --------------

Total assets                                             $1,976,387,000
                                                         ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities                                      $  169,401,000
Long term debt                                              650,000,000
Deferred tax and other liabilities                          260,408,000
Shareholders' equity                                        896,578,000
                                                         --------------

Total liabilities and shareholders' equity               $1,976,387,000
                                                         ==============

     The unaudited pro forma combined condensed results of operations of the Company and the Acquired Companies for the years ended March 31, 1998 and 1997, after giving effect to certain pro forma adjustments, are as follows:

                                            Fiscal Year Ended March 31,
                                       -------------------------------------
                                           1998                      1997
                                       (Unaudited)               (Unaudited)
                                       -----------               -----------
Net revenue                          $1,270,811,000             $908,382,000

Gross profit                            590,412,000              408,321,000

Income from operations                  212,679,000              110,865,000

Income before taxes                     166,405,000               63,882,000
Provision for income taxes               50,236,000                7,694,000
Net income                              116,169,000               56,188,000

Diluted earnings per share                    $2.48                    $1.20

     The foregoing unaudited pro forma balance sheet and statement of operations data assume that the Acquisition took place as of March 31, 1998 for balance sheet purposes and as of April 1, 1996 for purposes of the statement of operations. The results also reflect (a) the elimination of certain revenues, cost of sales and royalty expense, (b) amortization of intangible assets, principally over 40 years, (c) incremental management compensation and net interest expense and (d) applicable income tax effects. The unaudited pro forma combined financial statements do not include any adjustments for special charges expected to be recorded or synergies expected to be realized in connection with the Acquisition.

     On a combined pro forma basis, components of the Company's net revenue for the years ended March 31, 1998 and 1997 would have been as follows:

                                       Fiscal Year Ended March 31,
                                    --------------------------------
                                        1998                 1997
                                    (Unaudited)          (Unaudited)
                                    -----------          -----------
Wholesale:
           Menswear               $  706,374,000        $579,795,000
           Womenswear                181,926,000          78,275,000
           Childrenswear             136,910,000          73,988,000
Retail                               196,066,000         149,312,000
Licensing                             49,535,000          27,012,000
                                  --------------        ------------

Total net revenue                 $1,270,811,000        $908,382,000
                                  ==============        ============

     Wholesale revenue includes revenues from the sale of menswear, womenswear and childrenswear. Menswear is comprised of men's sportswear and jeanswear. Womenswear is comprised of women's casualwear and jeanswear. Childrenswear includes boys' sizes 4-20, and infants and toddlers. Retail revenue reflects sales from the Company's outlet, specialty and flagship stores. Licensing revenue consists of royalties and buying agency commissions, of which approximately $3,700,000 and $5,200,000 in 1998 and 1997, respectively, relate to the Pepe brand and will not recur prospectively.

NOTE 16 - FINANCIAL INSTRUMENTS

     Following the announcement of the proposed Acquisition on February 1, 1998, the Company sold US Treasury futures contracts to protect against the potential increase in interest rates which would be in effect upon the funding of the Acquisition. At March 31, 1998, such contracts, having a notional value of $675,000,000, had generated deferred gains of approximately $4,490,000. Cumulative gains or losses resulting from changes in the market values of the futures contracts through the time of transaction financing will be amortized as adjustments to interest expense over the appropriate debt amortization periods.

NOTE 17 - SUMMARIZED FINANCIAL INFORMATION

The following presents summarized financial information of TH USA, a wholly owned subsidiary of THC, and its consolidated subsidiaries, as of March 31, 1998 and 1997 and for each of the three years in the period ended March 31, 1998. TH USA is the issuer and THC is the guarantor of the Notes. The Company has not presented separate financial statements and other disclosures concerning TH USA because management has determined that such information is not material to holders of the Notes.

                                                              March 31,
                                                             ----------
                                                     1998                   1997
                                                     ----                   ----
Current assets                                   $354,128,000          $247,070,000
Noncurrent assets                                 179,556,000           128,506,000
Current liability due to THC                       28,669,000            26,740,000
Other current liabilities                          89,197,000            57,617,000
Noncurrent liability due to THC                   216,651,000           168,651,000
Other noncurrent liabilities                        6,550,000             2,366,000

                                           Fiscal Year Ended March 31,
                                           ---------------------------
                                      1998             1997             1996
                                      ----             ----             ----
Net revenue                       $838,622,000     $656,526,000     $473,322,000
Gross profit                       384,190,000      304,420,000      207,314,000
Net income                          72,415,000       52,956,000       11,574,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

NAME                     AGE       PRESENT POSITION
----                     ---       ----------------
Silas K.F. Chou          51        Chairman of the Board
Thomas J. Hilfiger       47        Honorary Chairman of the Board and Principal
                                   Designer
Joel J. Horowitz         47        Chief Executive Officer, President and
                                   Director
Benjamin M.T. Ng         35        Chief Financial Officer, Executive Vice
                                   President-Strategic Development, Assistant
                                   Secretary and Director
Lawrence S. Stroll       38        Chief Executive Officer of Tommy Hilfiger
                                   (HK) Limited ("THHK") and Director
Ronald K.Y. Chao         59        Director
Lester M.Y. Ma           51        Director
Joseph M. Adamko         65        Director
Clinton V. Silver        68        Director
Simon Murray             58        Director
Joel H. Newman           57        Chief Administrative Officer and Executive
                                   Vice President-Finance
Arthur Bargonetti        64        Senior Vice President-Operations
Joseph Scirocco          41        Senior Vice President and Treasurer
Lawrence T.S. Lok        41        Secretary

Silas K.F. Chou has been Chairman of the Board of Directors of the Company since 1992. Mr. Chou also has served for more than the past five years as an Executive Director of Novel Enterprises Limited ("Novel Enterprises"). Mr. Chou was appointed as Managing Director of Novel Enterprises in 1996. In addition, Mr. Chou has been the Chairman of the board of directors of Novel Denim Holdings Limited ("Novel Denim"), a Mauritius-based manufacturer of denim garments and fabric quoted on the Nasdaq National Market and an affiliate of Novel Enterprises, since 1996. Since 1992, Mr. Chou has been the Chairman of the board of directors of Pepe Jeans London Corporation and its predecessor (collectively, "PJLC") and Chief Executive Officer of AIHL Investment Group Limited and its predecessor (collectively, "AIHL").

Thomas J. Hilfiger has been a Director since 1992 and Honorary Chairman of the Board of Directors of the Company since 1994. Prior thereto, Mr. Hilfiger was Vice Chairman of the Board of the Company and its predecessors since 1989, and President of Tommy Hilfiger, Inc.

("THI") from 1982 to 1989. Mr. Hilfiger has been designing clothes under the TOMMY HILFIGER(R) trademark since 1984.

Joel J. Horowitz is Chief Executive Officer and President of the Company. Mr. Horowitz has served as Chief Executive Officer since 1994 and as President since 1995. From 1989 to 1994, Mr. Horowitz served as President and Chief Operating Officer of the Company and its predecessors. Mr. Horowitz has been a Director of the Company since 1992.

Benjamin M.T. Ng has been a Director of the Company since 1992 and its Chief Financial Officer and Executive Vice President-Strategic Development since May 1998. From 1992 to 1998, Mr. Ng served as Executive Vice President-Corporate Finance of the Company. From 1988 to 1991, Mr. Ng was employed in the mergers and acquisitions department at Goldman, Sachs & Co. Mr. Ng devotes a significant portion of his time to matters related to AIHL and its affiliates other than the Company.

Lawrence S. Stroll has been a Director of the Company since 1992 and has served as Chief Executive Officer of THHK since 1993. In addition, he was active in the senior management of THI from 1989 to 1990 and has served as an advisor to the Company and its predecessors since 1989 through a consulting arrangement. Mr. Stroll has also been Group Chief Executive Officer of PJLC since 1993 and Chairman of the Board of AIHL since 1992. Mr. Stroll's legal name is Lawrence
S. Strulovitch.

Ronald K.Y. Chao has been a Director of the Company since 1992. In 1996, Mr. Chao was appointed as Vice Chairman of Novel Enterprises. For more than five years prior thereto, Mr. Chao served as the Managing Director of Novel Enterprises. In addition, Mr. Chao has also served as a director of Novel Denim since February 1997.

Lester M.Y. Ma has been a Director of the Company since 1992 and served as its Treasurer from 1996 to 1997. Mr. Ma has been an Executive Director and Group Chief Accountant of Novel Enterprises for more than the past five years. In addition, Mr. Ma has been a director of Novel Denim since 1992 and its Treasurer since February 1997. Mr. Ma's legal name is Mang Yin Ma.

Joseph M. Adamko has been a Director of the Company since 1993. Since 1992, Mr. Adamko has been a director of Sterling Bancorp and Vice Chairman and a director of Sterling National Bank. Prior thereto, Mr. Adamko was employed by Manufacturers Hanover Trust Company of New York in a variety of positions for over 30 years, including most recently as a Managing Director.

Clinton V. Silver has been a Director of the Company since 1994. Mr. Silver currently serves as a consultant to, and from 1991 until his retirement in 1994, served as Deputy Chairman of, Marks & Spencer plc ("Marks & Spencer"), an international retailer based in London. Mr. Silver served as a director of Marks & Spencer from 1974 to 1994 and as Joint Managing Director from 1990 to 1994. Mr. Silver is also a non-executive director of Hillsdown Holdings plc and the Pentland Group plc.

Simon Murray has been a Director of the Company since April 1997. From 1993 to 1997, Mr. Murray was the Executive Chairman Asia Pacific of Deutsche Bank AG and is currently the Chairman of General Enterprise Management Services, a private equity fund management company sponsored by Simon Murray And Associates and Deutsche Bank. Mr. Murray is also a director of a number of public companies in the Far East, including Hutchison Whampoa Limited and Orient Overseas (International) Limited, and other companies in Europe, including Compagnie General Des Eaux.

Joel H. Newman has been the Company's Chief Administrative Officer and Executive Vice President-Finance since May 1998. From 1997 to 1998, Mr. Newman served as Executive Vice President-Operations of the Company. Since 1993, Mr. Newman has also held various senior operations and financial positions with TH USA. Prior to joining the Company, Mr. Newman held various senior operations and financial positions with major companies in the apparel wholesale and retail industries.

Arthur Bargonetti has been Senior Vice President-Operations of the Company since May 1998. In addition, Mr. Bargonetti has been the Chief Operating Officer and Executive Vice President of Pepe Jeans USA, Inc. since 1994. Prior thereto, Mr. Bargonetti was the Chief Operating Officer and Executive Vice President of Bidermann Industries U.S.A., Inc.

Joseph Scirocco has been Senior Vice President and Treasurer of the Company since December 1997. Prior to joining the Company, Mr. Scirocco was employed in the Retail and Consumer Products Group of Price Waterhouse LLP, where he served as an Audit Partner since 1990.

Lawrence T.S. Lok has been Secretary of the Company and Novel Enterprises since December 1994. In addition, Mr. Lok has been Secretary of Novel Denim since February 1997. Mr. Lok has also been Deputy Group Chief Accountant of Novel Enterprises for more than the past five years.

Ronald K.Y. Chao and Silas K.F. Chou are brothers.

TERMS OF DIRECTORS

     The Company's Board of Directors is divided into three classes with staggered three-year terms. At each Annual Meeting of Shareholders, the successors of the class of directors whose terms expire at such meeting are elected for three-year terms. The terms of Messrs. Horowitz, Chao and Murray expire in 1998; the terms of Messrs. Chou, Hilfiger and Adamko expire in 1999; and the terms of Messrs. Ng, Stroll, Ma and Silver expire in 2000.

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

     Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from Reporting Persons, all
Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended March 31, 1998 have been complied with on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid and accrued by the Company and its subsidiaries for the fiscal years ended March 31, 1998, 1997 and 1996 to the Company's chief executive officer and the four other most highly compensated executive officers (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                             ANNUAL COMPENSATION              COMPENSATION
                                                        -----------------------------      -----------------
                                                                                                 AWARDS
                                                                                           -----------------
                                                                                              SECURITIES
                                             FISCAL                                           UNDERLYING              ALL OTHER
NAME AND PRINCIPAL POSITION                   YEAR      SALARY ($)          BONUS ($)      STOCK OPTIONS (#)       COMPENSATION ($)
-----------------------------                 ----      ----------          ---------      -----------------       ----------------
Joel J. Horowitz........................      1998         540,000          9,343,000                --                  600(1)
   Chief Executive Officer and                1997         473,000          7,174,000                --                  353
   President                                  1996         430,000          5,016,000                --                  270

Thomas J. Hilfiger......................      1998      10,464,000          3,500,000(2)             --                  600(1)
   Honorary Chairman and                      1997       8,498,223          4,500,000(2)             --                  353
   Principal Designer                         1996       6,510,179            800,000                --                  270

Silas K.F. Chou.........................      1998         750,000(3)         325,000                --                   --
   Chairman of the Board                      1997         750,000(3)         325,000                --                   --
                                              1996         750,000(3)         325,000                --                   --

Lawrence S. Stroll......................      1998         625,000(4)         325,000                --                   --
   Director; Chief Executive Officer          1997         625,000(4)         325,000                --                   --
   of THHK                                    1996         625,000(4)         325,000                --                   --

Benjamin M.T. Ng........................      1998         250,000            700,000             5,000                5,229(5)
   Director; Chief Financial Officer          1997         250,000            211,375             5,000                4,044
   and Executive Vice President-              1996         150,000            288,625           150,000                4,093
   Strategic Development

________

(1) Amount represents premiums paid by the Company for group term life insurance on behalf of the Named Executive Officer.
(2) All of the 1998 amount, and $3,500,000 of the 1997 amount, will be payable on a deferred basis. See "Certain Employment Agreements."
(3) 1998 and 1997 amounts include 50% of the fees paid pursuant to a consulting agreement between Tommy Hilfiger (Eastern Hemisphere) Limited ("THEH") and Fasco International, Inc. ("Fasco International"), a subsidiary of Sportswear Holdings Limited ("Sportswear Holdings"). 1996 amount includes 50% of the fees paid pursuant to a consulting agreement between TH USA and Falcon International, Inc. ("Falcon International"), a subsidiary of Sportswear Holdings. See "Certain Relationships and Related Transactions."
(4) Includes (i) for 1998 and 1997, 50% of the fees paid pursuant to a consulting agreement between THEH and Fasco International, and for 1996, 50% of the fees paid pursuant to a consulting agreement between TH USA and Falcon International; and (ii) all of the fees paid pursuant to a consulting agreement between THEH and an affiliate of Mr. Stroll. See "Certain Relationships and Related Transactions."
(5) Amount represents employer matching contribution under the Tommy Hilfiger U.S.A. 401(k) Profit Sharing Plan of $4,629 and premiums paid by the Company for group term life insurance on behalf of Mr. Ng of $600.

STOCK OPTION GRANTS

     The following table sets forth information regarding grants of stock options during fiscal year 1998 made to the only Named Officer who has received Company option grants.

                       STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                 INDIVIDUAL GRANTS                                       GRANT DATE VALUE(1)
     --------------------------------------------------------------------------------    -------------------
                           NUMBER OF     PERCENT OF
                          SECURITIES    TOTAL STOCK
                          UNDERLYING      OPTIONS
                             STOCK       GRANTED TO          EXERCISE OR
                            OPTIONS     EMPLOYEES IN          BASE PRICE   EXPIRATION       GRANT DATE
       NAME               GRANTED (#)   FISCAL YEAR (2)         ($/SH)        DATE       PRESENT VALUE($)
       ----               -----------   ---------------         -----         ----       ----------------
Benjamin M.T. Ng          5,000            0.36%               38.625       04/28/07           $91,292

--------------
(1) The fair value of these options on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions: volatility of 43%; risk-free interest rate of 6.8%; expected life of 5 years; and no future dividends. The dollar amount in this column is not intended to forecast potential future appreciation, if any, of the Company's Ordinary Shares.
(2) This percentage is calculated with respect to stock options granted under the Plans (as defined below) during the last fiscal year. The stock options granted to Mr. Ng during the last fiscal year were non-qualified options granted pursuant to the Plans. Such options become exercisable in 20% increments each April 30, commencing April 30, 1998. See "Stock Option Plans".

STOCK OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information regarding stock option exercises during fiscal year 1998 by the only Named Executive Officer who has received Company option grants, and the values of such officer's unexercised options as of March 31, 1998.

          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                            YEAR-END OPTION VALUES

                                                          NUMBER OF UNEXERCISED STOCK      VALUE OF UNEXERCISED IN-THE-
                          SHARES                                  OPTIONS AT                MONEY STOCK OPTIONS AT
                        ACQUIRED ON        VALUE            FISCAL YEAR-END (#)               FISCAL YEAR-END ($)
     NAME              EXERCISE (#)     REALIZED ($)       EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
    -----              -----------      -----------       --------------------------       -------------------------
Benjamin M.T. Ng          --                --                    151,070/9,000                  4,490,492/166,938

CERTAIN EMPLOYMENT AGREEMENTS

     Subsidiaries of the Company had employment agreements with Messrs. Hilfiger and Horowitz during fiscal year 1998.

     The employment agreement with Tommy Hilfiger, the Company's Honorary Chairman of the Board and Principal Designer, provides for his employment as the designer of all products carrying the Tommy Hilfiger trademark until his death, disability or incompetence. Mr. Hilfiger receives an annual base salary of $900,000, subject to adjustments. If net sales of TH USA and its subsidiaries are less than $48,333,333 in any year, Mr. Hilfiger's base salary for such year is reduced by 1.5% of such shortfall, to not less than $500,000. If net sales are greater than $48,333,333 in any fiscal year, Mr. Hilfiger receives an additional payment equal to 1.5% of such excess. If Mr. Hilfiger terminates his employment without the consent of TH USA other than by reason of his death, disability or incompetence, TH USA will have no further obligations under the agreement. The employment agreement provides that TH USA and its subsidiaries cannot enter into any line of business without the consent of Mr. Hilfiger if he shall reasonably determine that such line of business would be detrimental to the Tommy Hilfiger trademark.

     The employment agreement with Mr. Horowitz provides for his employment as Chief Executive Officer of the Company and TH USA until March 14, 1999. The agreement provided for an annual base salary in fiscal year 1998 of $540,000. The base salary is subject to increase each year thereafter by the average percentage increase for all employees of TH USA. In addition, Mr. Horowitz is entitled to receive an amount equal to 5 percent of the Company's earnings before depreciation, interest on financing of fixed assets, non-operating expenses and taxes ("operating earnings"), subject to a minimum of $200,000 per year and a maximum of $710,000 per year, which maximum has been reduced each year (from an original level of $900,000) by the increase in his base salary; provided, that if the Company's operating earnings are below $2 million in any year, TH USA is entitled to offset 10% of any shortfall (up to $75,000) against such payments in future years to the extent they would otherwise exceed $200,000.

     Beginning in fiscal 1995, the Company became subject to Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), under which public companies are not permitted to deduct annual compensation paid to certain executive officers in excess of $1,000,000 per executive, unless such excess is paid pursuant to an arrangement based upon performance and approved by shareholders and provided that the other requirements set forth in Section 162(m) and related regulations are met. Payments required to be made pursuant to the aforementioned employment agreements with Messrs. Hilfiger and Horowitz, which were entered into prior to the effective date of Section 162(m), are not subject to such restrictions.

     On May 22, 1995, the Compensation Committee approved and the Board of Directors adopted, and on July 28, 1995, the shareholders approved, the Tommy Hilfiger U.S.A., Inc. Supplemental Executive Incentive Compensation Plan (the "SEIC Plan"), effective as of April 1, 1995 for each of the four fiscal years ending March 31, 1999. The purpose of the SEIC Plan is to provide a significant and flexible economic opportunity to Mr. Horowitz, Chief Executive Officer and President of the Company and Chief Executive Officer of TH USA, in an effort to reward his contribution to the Company and its subsidiaries. The SEIC Plan is administered by the Compensation Committee and provides for a cash award to Mr. Horowitz equal to 5 percent of the operating earnings (as defined above) of the Company. Awards under the plan are calculated and paid quarterly based on 3.75 percent of operating earnings for the first three fiscal quarters, with the remaining amount of the bonus (based on the 5 percent rate) payable at the end of the fiscal year. The amount of the award is reduced by the amount of any other bonuses based on the operating earnings of the Company or any of its subsidiaries granted to Mr. Horowitz. The 5 percent operating earnings bonus payable under Mr. Horowitz's employment agreement is credited against bonuses payable under the SEIC Plan. The SEIC Plan does not contain any cap on the maximum amount of the bonus payable thereunder. The SEIC Plan bonus payable to Mr. Horowitz in respect of fiscal year 1998, net of the $710,000 bonus payable under his employment agreement, was $8,633,000. While the Company believes that compensation payable pursuant to the SEIC Plan will be deductible for federal income tax purposes pursuant to Section 162(m), there can be no assurance in this regard.

     The employment agreements with Messrs. Hilfiger and Horowitz also provide that such executives are eligible to receive additional annual bonuses at the discretion of TH USA's Compensation Committee if the TH USA Compensation Committee determines that certain performance levels established by the Company's Compensation Committee have been satisfied. If, however, compensation is awarded based on an arrangement that does not satisfy the requirements of
Section 162(m), the Company would not be allowed to deduct for tax purposes any payments in excess of the $1,000,000 limitation. The Compensation Committee approved discretionary bonuses of $3,500,000, $4,500,000 and $800,000 for Mr. Hilfiger in fiscal years 1998, 1997 and 1996, respectively. The full amount of the fiscal year 1998 bonus, and $3,500,000 of the fiscal year 1997 bonus, was granted on a deferred basis as described below (the "Deferred Bonuses").

     The Deferred Bonuses (and any interest accrued thereon) will be paid in annual installments on the last day of each fiscal year of the Company in the largest possible amounts that can be paid, after taking into account any base salary and other compensation in that fiscal year which would be counted for purposes of Section 162(m), and still be fully deductible under such regulations. The unpaid portion of the Deferred Bonus will accrue interest at a rate equal to TH USA's bank borrowing rate. While the Company believes that such Deferred Bonus payments will be deductible for federal income tax purposes pursuant to Section 162(m), there can be no assurance in this regard.


STOCK OPTION PLANS

Tommy Hilfiger U.S.A., Inc. and Tommy Hilfiger (Eastern Hemisphere) Limited 1992 Stock Incentive Plans

     In September 1992, the Company and its subsidiaries adopted stock option plans (collectively, the "Plans") authorizing the issuance of an aggregate of up to 1,450,000 Ordinary Shares to directors, officers and employees of the Company and its subsidiaries, as well as 1,520,000 Ordinary Shares that were reserved for issuance in connection with an option granted to a former director and executive officer of the Company pursuant to his employment agreement. Messrs. Hilfiger, Horowitz, Chou, Chao and Stroll are not eligible for grants under the Plans. In December 1993, July 1995, November 1996 and October 1997, the Company's shareholders approved amendments to the Plans to increase by a total of 3,250,000 the number of Ordinary Shares reserved for issuance under the Plans. In addition, in January 1998 the Compensation Committee approved, and in May 1998 the Board of Directors adopted, an amendment to the Plans to increase by 1,500,000 the number of Ordinary Shares reserved for issuance thereunder.

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

     Under the Plans, awards may include stock options, stock appreciation rights and restricted stock. An option or right granted under the Plans must have an exercise price of not less than market value at the date of grant. Options may be exercisable at such times, in such amounts, in accordance with such terms and conditions, and subject to such restrictions as are set forth in the option agreement evidencing the grant of such options.

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


Non-Employee Directors Stock Option Plan

     In August 1994, the Board of Directors and shareholders of the Company approved the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan (the "Directors Option Plan"). Under the Directors Option Plan, directors who are not officers or employees of the Company or any subsidiary of the Company ("Non-Employee Directors") are eligible to receive stock options.

     The Directors Option Plan is administered by the Company's Compensation Committee consisting of not less than two members of the Board, each of whom is a "disinterested person" as that term is used in Rule 16b-3 promulgated under the Exchange Act ("Rule 16b-3"). Subject to certain specific limitations and restrictions set forth in the Directors Option Plan, the Company's Compensation Committee has full and final authority to interpret the Directors Option Plan, to prescribe, amend and rescind rules and regulations, if any, relating to the Directors Option Plan and to make all determinations necessary or advisable for the administration of the Directors Option Plan. However, grants of stock options to participants under the Plan and the amount, nature and timing of the grants are not subject to the determination of the Committee.

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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     From August 1994 through the end of the Company's 1997 fiscal year, the Compensation Committee consisted of Mr. Adamko, who is the Chairman, and Mr. Silver. In April 1997, Mr. Murray was appointed as an additional member of the Compensation Committee.

     During the Company's last fiscal year, Sportswear Holdings, a British Virgin Islands corporation, was 49.99% owned by Westleigh Limited, a British Virgin Islands corporation privately owned by members of the Chao family (including Messrs. Silas K.F. Chou, Chairman of the Board of the Company, and Ronald K.Y. Chao, a Director of the Company) and an affiliate of Novel Enterprises ("Westleigh"), and 49.99% owned by Gadwal Limited, a Hong Kong corporation in which Mr. Stroll, a Director of the Company and Chief Executive Officer of THHK, has a indirect beneficial ownership interest ("Gadwal"). At the end of fiscal year 1998, Gadwal transferred all of its assets, including its ownership interest in Sportswear Holdings, to Flair Investment Holdings Limited, a British Virgin Islands corporation and a wholly owned subsidiary of Gadwal ("Flair"). AIHL is owned 70% by Sportswear Holdings, 22.5% by Mr. Hilfiger, Honorary Chairman of the Board and Principal Designer of the Company, and 7.5% by Mr. Horowitz, Chief Executive Officer, President and a Director of the Company. PJLC is owned 100% by Blackwatch Investments Limited, a British Virgin Islands corporation ("Blackwatch"). Blackwatch is owned 97% by AIHL and 3% by Anasta Holdings Limited, a British Virgin Islands corporation and an affiliate of Mr. Chou ("Anasta"). Mr. Ng, Chief Financial Officer, Executive Vice President-Strategic Development and a Director of the Company, and Mr. Ma, a Director of the Company, may have certain economic interests based on the performance of AIHL and its affiliates. Novel Enterprises and its affiliates also hold other interests in the apparel industry, including an approximately 48% ownership interest in Novel Denim.

     Mr. Chou is Chairman of the Board of Directors of PJLC and Mr. Stroll is Group Chief Executive Officer and a director of PJLC. Mr. Ng is also a director of PJLC. Messrs. Chao and Ma are directors of certain subsidiaries of PJLC.

     Messrs. Chou, Stroll and Ng are executive officers and directors of Blackwatch.

     Messrs. Chou, Stroll, Hilfiger and Horowitz are executive officers and directors of AIHL. Mr. Ma is an executive officer and director of AIHL. Mr. Ng is an executive officer, and until May 1997 was a director, of AIHL.

     Messrs. Chou and Stroll are executive officers and directors of Sportswear Holdings and Mr. Chao is a director of Sportswear Holdings.

     Messrs. Chou and Chao are directors of Westleigh Limited.

     Messrs. Chou, Chao and Ma are executive officers and directors of Novel Enterprises.

     Mr. Chou is an executive officer, director and chairman of the compensation committee of Novel Denim. Mr. Chao is a director of Novel Denim and Mr. Ma is an executive officer and director of Novel Denim.

     See "Certain Relationships and Related Transactions" in Item 13.


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

     In October 1997, a Special Committee of Independent Directors, consisting of Messrs. Murray, Adamko and Silver, was formed to consider and negotiate the possible acquisition of the Company's womenswear, jeanswear and Canadian licensees. Each member of this Special Committee received a supplemental fee of $15,000 in fiscal year 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth data as of June 5, 1998 concerning the beneficial ownership of Ordinary Shares by (i) the persons known to the Company to beneficially own more than five percent of the outstanding Ordinary Shares of the Company, (ii) all directors and nominees and each Named Executive Officer and (iii) all directors and executive officers as a group as reported by each person.


                                                            AMOUNT                       PERCENT
                                                       BENEFICIALLY OWNED              OF CLASS(1)
                                                       ------------------              ----------
Pepe Jeans London Corporation(2)
Craigmuir Chambers
P.O. Box 71
Road Town, Tortola
British Virgin Islands...........................      9,045,930                             19.1%

The Equitable Companies Incorporated(3)
1290 Avenue of the Americas
New York, NY 10104...............................      4,474,120                              9.5%

DIRECTORS AND NAMED EXECUTIVE OFFICERS:
Silas K.F. Chou(2)...............................            ---                              ---
Thomas J. Hilfiger(2)............................         10,000                               *
Joel J. Horowitz(2)..............................         10,600                               *
Benjamin M.T. Ng.................................        153,070(4)                            *
Lawrence S. Stroll(2)............................            ---                              ---
Ronald K.Y. Chao(2)..............................          2,400(5)                            *
Lester M.Y. Ma...................................          4,600(5)                            *
Joseph M. Adamko.................................          6,000(6)                            *
Clinton V. Silver................................          6,600(5)                            *
Simon Murray.....................................          2,000(5)                            *

All directors and executive officers as a group
(including Ordinary Shares owned by PJLC)
(14 persons)(2)..................................      9,284,200                             19.6%

--------
* Less than 1%.

(1) Shares outstanding includes the right to acquire beneficial ownership of 724,370 Ordinary Shares pursuant to currently exercisable stock options under Company stock option plans. For purposes of this table, "currently exercisable" stock options include options becoming vested and exercisable within 60 days from June 5, 1998.
(2) Information based on Schedule 13D dated May 8, 1998 filed with the Securities and Exchange Commission (the "SEC") by PJLC. According to the
     Schedule 13D, PJLC, a parent holding company, has shared dispositive and shared voting power over all of the shares. As set forth in the Schedule 13D and under "Directors and Executive Officers of the Company - Compensation Committee Interlocks and Insider Participation" in Item 10:
     PJLC is owned 100% by Blackwatch; Blackwatch is owned 97% by AIHL and 3% by Anasta, an affiliate of Mr. Chou; AIHL is owned 70% by Sportswear Holdings, 22.5% by Mr. Hilfiger and 7.5% by Mr. Horowitz; and Sportswear Holdings is owned 49.99% by Westleigh, which is privately owned by members of the Chao family (including Messrs. Chou and Chao), and 49.99% owned by Flair, in which Mr. Stroll has an indirect beneficial ownership interest. According to the Schedule 13D, each of Blackwatch, AIHL, Anasta, Sportswear Holdings, Westleigh, Flair, Mr. Hilfiger and Mr. Horowitz may be deemed to beneficially own, and may be deemed to have shared dispositive power and shared voting power over, all of the Ordinary Shares owned by PJLC through their respective direct or indirect ownership of the capital stock of PJLC.
(3) Information based on Amendment to Schedule 13G dated March 9, 1998 filed with the SEC by The Equitable Companies Incorporated ("Equitable"). According to the Schedule 13G, (a) Equitable, a parent holding company, has sole dispositive power over 4,417,920 of the shares, shared dispositive power over 1,600 of the shares, sole voting power over 1,134,032 of the shares and shared voting power over 3,281,200 of the shares and (b) certain of Equitable's subsidiaries have sole dispositive power over 4,472,500 of the shares, shared dispositive power over 1,600 of the shares, sole voting power over 1,188,632 of the shares and shared voting power over 3,281,200 of the shares.
(4) Issuable upon the exercise of currently exercisable stock options under the Plans.
(5) Issuable upon the exercise of currently exercisable stock options under the Directors Option Plan.
(6) Includes 4,600 Ordinary Shares issuable upon the exercise of currently exercisable stock options under the Directors Option Plan.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain relationships and transactions between the Company and certain directors and officers of the Company and certain of their affiliates are described below.

THE ACQUISITION

     On January 26, 1998, Pepe USA entered into a share purchase agreement with Lawvest Holdings Inc. ("Lawvest"), a company in which Mr. Stroll and his descendants have a 100% beneficial ownership interest, to acquire Tomcan, the parent corporation of TH Canada, the Company's Canadian licensee. Lawvest's sole shareholder executed a guarantee of Lawvest's indemnification obligations under this agreement. On January 31, 1998, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with PJLC to acquire Pepe USA, the Company's United States womenswear and jeanswear licensee, and Pepe Far East, Pepe USA's buying agency affiliate. Also on January 31, 1998, AIHL executed a guarantee of the performance by PJLC of its obligations under the Stock Purchase Agreement. On May 8, 1998, following the approval by the shareholders of the Company on May 5, 1998, the Company, through its wholly owned subsidiaries, acquired Pepe USA and Pepe Far East from PJLC for an aggregate purchase price of $755,760,000 in cash plus 9,045,930 Ordinary Shares of the Company (the "Purchase Price Shares"). Immediately following this transaction, Pepe USA acquired from Lawvest all of the outstanding shares of Tomcan with funds provided by PJLC using proceeds from the cash consideration paid to it in the Acquisition.

     At the time of the execution of the Stock Purchase Agreement, the Company entered into a lock-up agreement (the "Lock-Up Agreement") with PJLC, Blackwatch, AIHL, Anasta, Sportswear Holdings, Westleigh, Gadwal, Mr. Hilfiger and Mr. Horowitz (collectively, the "PJLC Affiliates"), prohibiting the transfer of the Purchase Price Shares for two years from the date of the Acquisition, with additional restrictions during the following three years on transfers of the shares as a block, subject in each case to certain exceptions. Under the Lock-Up Agreement, the two-year prohibition on transfers may only be amended with the approval of disinterested holders of a majority of the Ordinary Shares of the Company.

     At the time of the closing of the Acquisition, the Company entered into a registration rights agreement with the PJLC Affiliates (with Flair substituted for Gadwal) under which the PJLC Affiliates, along with their successors and permitted transferees under the Lock-Up Agreement, will have the right to require the Company to register sales of the Purchase Price Shares following the second anniversary of the Acquisition. At this time, Messrs. Chou and Stroll also entered into a non-competition agreement with the Company restricting their ability to compete in the United States or Canada with the Pepe USA businesses for four years following the Acquisition.

     At the date of the Acquisition, the licenses between the Acquired Companies and the Company consisted of: a license with Pepe USA covering jeans and jeans related apparel and women's and girls' casualwear in the United States (the "Pepe United States License"); a license with T.H. International N.V., a subsidiary of PJLC, covering jeans and jeans related apparel and women's and girls' casualwear worldwide (other than in the United States and certain specified countries) (the "Pepe International License"), a geographic license with Tommy Hilfiger Europe B.V., a subsidiary of PJLC, covering men's and boys' sportswear lines in Europe and certain other countries (the "Pepe European License"); and a master geographic license for Canada with TH Canada (the "Canadian License").

     In connection with the Acquisition, the Company acquired the businesses operated under the Pepe United States License and the Canadian License, the Pepe International License was canceled and the license arrangements for Europe previously covered by the Pepe International License were consolidated under the Pepe European License. Accordingly, the Pepe European License was amended to, among other things, include in its scope men's, women's and children's jeanswear and jeans related apparel (including women's and girls' casualwear) and to increase the minimum sales levels, guaranteed minimum royalties and minimum advertising payments required thereunder. The Pepe European License was also amended to provide the Company certain additional rights in connection with any proposed future transfer of the business conducted under the Pepe European License. In addition, in connection with the Acquisition, the $5,000,000 note receivable from AIHL (as described below) was canceled in consideration for a capital contribution being made to Pepe USA in the same amount as the receivable.

OTHER RELATIONSHIPS AND TRANSACTIONS

     Effective February 1, 1997, the Company entered into the Pepe European License with PJLC. PJLC subsequently assigned the license to a subsidiary, Tommy Hilfiger Europe B.V. Under this agreement, the licensee pays THLI a royalty based on a percentage of the value of licensed products sold by the licensee. Except with the approval of THLI, all products sold by or through the licensee must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. The distribution of products under this arrangement began in fiscal 1998. Results of operations include $1,641,000, for the year ended March 31, 1998, of royalties and commissions under this arrangement.

     Effective June 30, 1996, the Company's joint venture arrangement with Tommy Hilfiger Japan Co., Ltd. ("TH Japan") covering the Company's Japanese operations expired. Effective July 1, 1996, the Company entered into an exclusive license agreement for Japan with Novel-ITC Licensing Limited ("NIL"), a company jointly controlled by Itochu Corporation, which was the 51% owner of TH Japan, and Novel Enterprises. Mr. Stroll indirectly owns a 3.5% equity interest in NIL. Under the license agreement, NIL pays THLI a royalty based on a percentage of the value of licensed products sold by THMJ Incorporated ("THMJ"), NIL's sublicensee. Novel Enterprises and Messrs. Stroll, Hilfiger and Horowitz indirectly own equity interests of 15.2%, 15.2%, 9.7% and 3.2%, respectively, in THMJ. Except with the approval of THLI, all products sold by or through NIL or THMJ must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. Pursuant to this new arrangement, royalties and commissions totaled $4,211,000 during fiscal year 1998.

     Effective October 1, 1995, the Company entered into the Pepe United States License and the Pepe International License with a related party, AIHL (formerly SEL International Investments Corp.), the parent of PJLC. The U.S. and international licenses were subsequently assigned by AIHL to PJLC, and by PJLC to two of its subsidiaries, Pepe USA and T.H. International N.V., respectively. The Company received a note receivable from AIHL in connection with this transaction. The note, which has a face value of $5,000,000, and has a maturity of September 30, 2000, is recorded at its present value of $4,097,000. Under this license agreement, the Company receives royalties from subsidiaries of PJLC based upon a percentage of net sales of licensed products. The fiscal 1998 results of operations include $19,016,000 of such royalties. In addition, in connection with this license, a subsidiary of PJLC leases certain space at the Company's U.S. headquarters, for which rent of $262,000 was received by the Company in fiscal 1998.

     TH USA purchases finished goods in the ordinary course of business from PJLC and its subsidiaries. Such purchases amounted to $8,400,000 in the fiscal year ended March 31, 1998.

     TH USA purchases finished goods in the ordinary course of business from affiliates of Novel Enterprises. Such purchases amounted to $14,600,000 during the fiscal year ended March 31, 1998. In addition, contractors of the Company purchase raw materials in the ordinary course of business from affiliates of Novel Enterprises pursuant to the Company's designation of such sources as acceptable suppliers. Such purchases amounted to $5,930,000 during the fiscal year ended March 31, 1998.

     The Company has entered into the Canadian License and a related buying agency agreement with TH Canada, in which Mr. Stroll, a Director of the Company and Chief Executive Officer of THHK, has an indirect beneficial ownership interest. Under the Canadian License, the Company receives a royalty from the licensee based upon a percentage of net sales of licensed products. Under the buying agency agreement, the Company receives commissions based on a percentage of the cost of goods sourced on behalf of the licensee. Results of operations include $3,885,000 for the year ended March 31, 1998 for royalties and commissions earned from this licensee.

     The Company sells merchandise in the ordinary course of business to a retail store that is owned by Mr. Hilfiger's sister. Sales to this customer amounted to approximately $476,000 during the year ended March 31, 1998.

     THEH has a consulting agreement with an affiliate, Fasco International, pursuant to which THEH pays Fasco International $500,000 per year, plus reimbursement of expenses. The agreement has renewable one year terms. The fees and related expenses under this consulting agreement totaled $500,000 during the year ended March 31, 1998.

     THEH has a consulting agreement with an affiliate of Mr. Stroll. THEH paid fees of $375,000 in fiscal 1998 to such affiliate.

     Under the terms of an agreement with Novel Enterprises, THHK reimburses Novel Enterprises for certain general and administrative expenses incurred by it on behalf of THHK. Payments made to Novel Enterprises for the year ended March 31, 1998 were $77,000.

     The law firm of Gursky & Associates, P.C., of which Steven Gursky, Secretary of TH USA and Assistant Secretary of the Company, is a member, provides legal services to the Company and its subsidiaries. Payments to Gursky & Associates, P.C., excluding reimbursement of expenses, were approximately $1,919,000 in fiscal year 1998. Mr. Gursky is a cousin of Mr. Horowitz, an executive officer and Director of the Company.

     The Audit Committee of the Board of Directors monitors and approves transactions between the Company and its affiliates to seek to provide that such transactions are on terms which are no less favorable as a whole to the Company than could be obtained from unaffiliated parties. The Audit Committee is composed of Non-Employee Directors who are not affiliated with Westleigh, Novel Enterprises, Novel Denim, Gadwal, Flair, Sportswear Holdings, AIHL, Anasta, Blackwatch, PJLC, NIL or THMJ.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          Index to Financial Statements and Financial Statement Schedules

            (a) 1. Financial Statements

          The following consolidated financial statements of the Company are included in Item 8:

          Consolidated Statements of Operations for the years ended March 31, 1998, 1997 and 1996

          Consolidated Balance Sheets as of March 31, 1998 and 1997

          Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996

          Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

            (a) 2. Financial Statement Schedules

                                            Form 10-K
                                              Page
                                              ----

          Schedule I - Condensed Financial
          Information of Registrant          43

     All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

       (a)  3. Exhibits

Exhibit
Number         Description
------         -----------

2.   --        Stock Purchase Agreement, dated as of January 31, 1998, by and among the Company, Tommy Hilfiger U.S.A., Inc., Tommy Hilfiger
               (Eastern Hemisphere) Limited and Pepe Jeans London Corporation
               (the Company hereby undertakes to furnish supplementally to the
               Securities and Exchange Commission upon request copies of all omitted schedules to this exhibit)
3.  --         Memorandum of Association and Articles of Association of the
               Company, as amended (conformed to reflect all amendments through May 5, 1998)

4.1  --        Specimen certificate of the Company's Ordinary Shares, par value
               $.01 per share (previously filed as Exhibit 4 with Registration
               No. 33-48587 and incorporated herein by reference)
4.2  --        Indenture, dated as of May 1, 1998, among Tommy Hilfiger U.S.A.,
               Inc., as Issuer, the Company, as Guarantor, and The Chase
               Manhattan Bank, as Trustee
4.3  --        Form of Tommy Hilfiger U.S.A., Inc. 6.50% Note due 2003
               (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 5, 1998 and incorporated herein by
               reference)
4.4  --        Form of Tommy Hilfiger U.S.A., Inc. 6.85% Note due 2003
               (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 5, 1998 and incorporated herein by
               reference)
10.1  --       Amended and Restated Credit Agreement, dated as of July 11, 1996
               (the "Old Credit Agreement"), among Tommy Hilfiger U.S.A., Inc.
               and Tommy Hilfiger Retail, Inc., as Borrowers, the Company, Tommy
               Hilfiger (Eastern Hemisphere) Limited, Tommy Hilfiger (HK)
               Limited, Tommy Hilfiger Licensing, Inc. and Tommy Hilfiger
               Flagship Stores, Inc., as Guarantors, The Chase Manhattan Bank,
               as Administrative Agent, and the Lenders named therein
               (previously filed as Exhibit 10(b) to the Company's Quarterly
               Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference)
10.2  --       First Amendment, dated as of October 18, 1996, to the Old Credit
               Agreement (previously filed as Exhibit 10.2 to the Company's
               Annual Report on Form 10-K for the fiscal year ended March 31,
               1997 and incorporated herein by reference)
10.3  --       Second Amendment, dated as of December 31, 1996, to the Old
               Credit Agreement (previously filed as Exhibit 10.3 to the
               Company's Annual Report on Form 10-K for the fiscal year ended
               March 31, 1997 and incorporated herein by reference)
10.4  --       Credit Agreement, dated as of May 8, 1998, among the Company, as
               Guarantor, Tommy Hilfiger U.S.A., Inc., as Borrower, the several
               Lenders from time to time parties thereto, Fleet Bank, N.A., as
               Documentation Agent, Nationsbank, N.A., as Syndication Agent, and
               The Chase Manhattan Bank, as Administrative Agent
*10.5  --      Stock Option Plans of the Company and its subsidiaries, as amended and restated
*10.6  --      Tommy Hilfiger Corporation Non-Employee Directors Stock Option
               Plan (previously filed as Exhibit 10.3 with Registration No. 33-
               88906 and incorporated herein by reference)
*10.7  --      Tommy Hilfiger U.S.A., Inc. Supplemental Executive Incentive
               Compensation Plan (previously filed as Exhibit 10(a) to the
               Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 and incorporated herein by reference)
*10.8  --      Tommy Hilfiger U.S.A., Inc. Voluntary Deferred Compensation Plan
*10.9  --      Tommy Hilfiger U.S.A., Inc. Supplemental Executive Retirement
               Plan
*10.10  --     Amended and Restated Employment Agreement, dated as of June 30,
               1992, between Tommy Hilfiger U.S.A., Inc. and Tommy Hilfiger
               (previously filed as Exhibit 10.3 with Registration No. 33-48587 and incorporated herein by reference)

*10.11  --     Amended and Restated Employment Agreement, dated as of June 30,
               1992, between Tommy Hilfiger U.S.A., Inc. and Joel Horowitz
               (previously filed as Exhibit 10.4 with Registration No. 33-48587 and incorporated herein by reference)
*10.12  --     Amendment, dated as of March 8, 1994, to Amended and Restated
               Employment Agreement, dated as of June 30, 1992, by and between
               Tommy Hilfiger U.S.A., Inc. and Joel Horowitz (previously filed as Exhibit 7 to the Company's Annual Report on Form 20-F for the
               fiscal year ended March 31, 1994 and incorporated herein by reference)
*10.13  --     Consulting Agreement, dated April 1, 1991, between Polostro
               Limited and Tommy Hilfiger (Eastern Hemisphere) Limited
               (previously filed as Exhibit 10.13 with Registration No. 33-48587 and incorporated herein by reference )
*10.14  --     Amendment, dated as of April 1, 1993, to Consulting Agreement, dated April 1, 1991, between Polostro Limited and Tommy Hilfiger
               (Eastern Hemisphere) Limited (previously filed as Exhibit 18 to the Company's Annual Report on Form 20-F for the fiscal year ended March 31, 1994 and incorporated herein by reference)
*10.15  --     Consulting Agreement, dated April 1, 1996, between Fasco
               International, Inc. and Tommy Hilfiger (Eastern Hemisphere)
               Limited (previously filed as Exhibit 10.25 to the Company's
               Annual Report on Form 10-K for the fiscal year ended March 31,
               1996 and incorporated herein by reference)
10.16  --      Amended and Restated Factoring Agreement, dated as of April 1,
               1998, between Tommy Hilfiger U.S.A., Inc. and Century Business
               Credit Corporation
10.17  --      Amended and Restated Factoring Agreement, dated as of April 1,
               1998, between Pepe Jeans USA, Inc. and Century Business Credit
               Corporation
10.18  --      Lease, dated April 24, 1995, between Forsgate Industrial Complex
               L.P. and Tommy Hilfiger U.S.A., Inc. (previously filed as Exhibit
               10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference)
10.19  --      Lease, dated June 10, 1997, between Hartz Mountain Industries,
               Inc. and Pepe Jeans USA, Inc.
10.20  --      Trademark Agreement, dated June 30, 1992, between Thomas J.
               Hilfiger and Tommy Hilfiger, Inc. (previously filed as Exhibit
               10.15 with Registration No. 33-48587 and incorporated herein by reference)
10.21  --      License Agreement, dated June 24, 1996, between Tommy Hilfiger
               Licensing, Inc. and Novel-ITC Licensing Limited (portions of this exhibit, which have been filed separately with the Securities and Exchange Commission, have been omitted pursuant to an order of the Commission granting confidential treatment) (previously filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference)

     10.22  --  License Agreement, dated as of February 1, 1997 (the "Europe
                License"), between Tommy Hilfiger Licensing, Inc. and Pepe Jeans London Corporation (as assigned to Tommy Hilfiger Europe B.V.) (portions of this exhibit, which have been filed separately with the Securities and Exchange Commission, have been omitted and are the subject of a request made to the Commission for confidential treatment) (previously filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference)
     10.23  --  First Amendment, dated December 1, 1997, to the Europe License
                (previously filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997 and incorporated herein by reference)
     10.24  --  Second Amendment, dated May 8, 1998, to the Europe License
                (portions of this exhibit, which have been filed separately with the Securities and Exchange Commission, have been omitted and are the subject of a request made to the Commission for confidential treatment)
     10.25  --  Lock-Up Agreement, dated as of January 31, 1998, by and among the Company, Pepe Jeans London Corporation, Blackwatch Investments Limited, AIHL Investment Group Limited, Anasta Holdings Limited, Sportswear Holdings Limited, Westleigh Limited, Gadwal Limited, Thomas J. Hilfiger and Joel J. Horowitz (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April1, 1998 and incorporated herein by reference)
     10.26  --  Registration Rights Agreement, dated as of May 8, 1998, by and among the Company, Pepe Jeans London Corporation, Blackwatch Investments Limited, AIHL Investment Group Limited, Anasta Holdings Limited, Sportswear Holdings Limited, Westleigh Limited, Flair Investment Holdings Limited, Thomas J. Hilfiger and Joel J. Horowitz
     10.27  --  Non-Competition Agreement, dated as of May 8, 1998, among the
                Company, Silas K.F. Chou and Lawrence S. Stroll
     11.    --  Statement re: Computation of Per Share Earnings
     21.    --  Subsidiaries of the Company
     23.    --  Consent of Price Waterhouse LLP
     24.    --  Powers of Attorney
     27.    --  Financial Data Schedule
___________
     * Management contract or compensatory plan or arrangement.

             (b) 1. Reports on Form 8-K

          Current Report on Form 8-K dated January 31, 1998 reporting matters under Item 5 thereof.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TOMMY HILFIGER CORPORATION

                                        /s/ Benjamin M.T. Ng
                                        --------------------
                                            Benjamin M.T. Ng
                                     Chief Financial Officer and Executive Vice
                                           President-Strategic Development

June 24, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       *                         Chairman of the Board                          June 24, 1998
-----------------
(Silas K.F. Chou)
                             Director and Honorary Chairman                     June 24, 1998
       *
--------------------
(Thomas J. Hilfiger)

       *                 Director, Chief Executive Officer and President        June 24, 1998
------------------
(Joel J. Horowitz)                 (principal executive officer)

/s/ Benjamin M.T. Ng     Director, Chief Financial Officer, Executive Vice      June 24, 1998
--------------------
(Benjamin M.T. Ng)           President-Strategic Development and Assistant
                               Secretary (principal financial officer)

       *                                     Director                           June 24, 1998
--------------------
(Lawrence S. Stroll)

       *                                     Director                           June 24, 1998
------------------
(Ronald K.Y. Chao)

       *                                     Director                           June 24, 1998
----------------
(Lester M.Y. Ma)

       *                                     Director                           June 24, 1998
---------------
(Joseph Adamko)

       *                                     Director                           June 24, 1998
-------------------
(Clinton V. Silver)

       *                                     Director                           June 24, 1998
--------------
(Simon Murray)

       *                 Senior Vice President and Treasurer (principal         June 24, 1998
-----------------
(Joseph Scirocco)                         accounting officer)

*/s/ Benjamin M.T. Ng
 ---------------------
  Benjamin M.T. Ng
  (Attorney-in-Fact)

                                                                      SCHEDULE I

                          TOMMY HILFIGER CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)

                                                           1998        1997        1996
                                                           ----        ----        ----
Equity in income of subsidiaries.......................  $168,770    $131,248    $92,400

Income before income taxes.............................   168,770     131,248     92,400
Provision for income taxes.............................    55,590      44,866     30,900
                                                         --------    --------    -------

Net income.............................................  $113,180    $ 86,382    $61,500
                                                         ========    ========    =======

NOTE 1

     Registrant is a British Virgin Islands holding company formed in June 1992 in connection with the Company's reorganization. See Notes 1(a) and 1(b) to the Consolidated Financial Statements.

NOTE 2

     Certain provisions of the agreements governing indebtedness of the Company and its subsidiaries restrict the distribution of income and assets by the Company's subsidiaries. See Note 15 to the Consolidated Financial Statements.

                                                                 SCHEDULE I
                                                                (CONTINUED)

                          TOMMY HILFIGER CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                BALANCE SHEETS

                                (IN THOUSANDS)

                                                                                                        March 31,
                                                                                                        ---------
                                                                                                   1998          1997
                                                                                                   ----          ----
Investment in subsidiaries..............................................................         $519,062      $397,464
                                                                                                 --------      --------
   Total Assets.........................................................................         $519,062      $397,464
                                                                                                 ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
Preference shares, $0.01 par value-shares authorized 5,000,000; none issued.............
Common shares, $0.01 par value-shares authorized 50,000,000; issued and outstanding.....
37,557,934 and 37,249,529, respectively.................................................         $    376      $    372
Capital in excess of par value..........................................................          173,416       165,032
Retained earnings.......................................................................          345,195       232,015
Cumulative translation adjustment.......................................................               75            45
                                                                                                 --------      --------
   Total shareholders' equity...........................................................          519,062       397,464
                                                                                                 --------      --------
       Total Liabilities and Shareholders' Equity.......................................         $519,062      $397,464
                                                                                                 ========      ========

                                                                     SCHEDULE I

                                                                     (CONTINUED)

                          TOMMY HILFIGER CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                              For the Years Ended March 31,
                                                                        ------------------------------------------
                                                                            1998           1997           1996
                                                                        -------------  -------------  ------------
Cash flows from operating activities:
      Net income...............................................          $ 113,180       $ 86,382       $ 61,500
      Adjustments to reconcile net income to net cash from
         operating activities:
            Net equity in income of subsidiaries...............           (113,180)       (86,382)       (61,500)
                                                                        -------------  -------------  ------------
            Net cash provided by operating activities..........                 --              --             --
                                                                        -------------  -------------  ------------
Cash flows from investing activities                                            --              --             --
                                                                        -------------  -------------  ------------
Cash flows from financing activities                                            --              --             --
                                                                        -------------  -------------  ------------

Net change in cash.............................................                 --              --             --
Cash at beginning of year......................................                 --              --             --
                                                                       -------------  -------------  ------------
Cash at end of year............................................        $        --    $         --   $         --
                                                                       ============== ============== ==============

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number                       Description
---------                    -----------
2.              --           Stock Purchase Agreement, dated as of January 31, 1998, by and among the Company, Tommy Hilfiger U.S.A., Inc., Tommy Hilfiger (Eastern
                             Hemisphere) Limited and Pepe Jeans London Corporation (the Company
                             hereby undertakes to furnish supplementally to the Securities and
                             Exchange Commission upon request copies of all omitted schedules to this exhibit)
3.              --           Memorandum of Association and Articles of Association of the Company,
                             as amended (conformed to reflect all amendments through May 5, 1998)
4.1             --           Specimen certificate of the Company's Ordinary Shares, par value $.01 per share (previously filed as Exhibit 4 with Registration No.
                             33-48587 and incorporated herein by reference)
4.2             --           Indenture, dated as of May 1, 1998, among Tommy Hilfiger U.S.A., Inc., as Issuer, the Company, as Guarantor, and The Chase Manhattan Bank, as
                             Trustee
4.3             --           Form of Tommy Hilfiger U.S.A., Inc. 6.50% Note due 2003 (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated
                             May 5, 1998 and incorporated herein by reference)
4.4             --           Form of Tommy Hilfiger U.S.A., Inc. 6.85% Note due 2003 (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated
                             May 5, 1998 and incorporated herein by reference)
10.1            --           Amended and Restated Credit Agreement, dated as of July 11, 1996 (the
                             "Old Credit Agreement"), among Tommy Hilfiger U.S.A., Inc. and Tommy
                             Hilfiger Retail, Inc., as Borrowers, the Company, Tommy Hilfiger
                             (Eastern Hemisphere) Limited, Tommy Hilfiger (HK) Limited, Tommy
                             Hilfiger Licensing, Inc. and Tommy Hilfiger Flagship Stores, Inc., as
                             Guarantors, The Chase Manhattan Bank, as Administrative Agent, and the
                             Lenders named therein (previously filed as Exhibit 10(b) to the
                             Company's Quarterly Report on Form 10-Q for the quarterly period ended
                             June 30, 1996 and incorporated herein by reference)
10.2            --           First Amendment, dated as of October 18, 1996, to the Old Credit
                             Agreement (previously filed as Exhibit 10.2 to the Company's Annual
                             Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference)
10.3            --           Second Amendment, dated as of December 31, 1996, to the Old Credit
                             Agreement (previously filed as Exhibit 10.3 to the Company's Annual
                             Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference)
10.4            --           Credit Agreement, dated as of May 8, 1998, among the Company, as
                             Guarantor, Tommy Hilfiger U.S.A., Inc., as Borrower, the several
                             Lenders from time to time parties thereto, Fleet Bank, N.A., as
                             Documentation Agent, Nationsbank, N.A., as Syndication Agent, and The
                             Chase Manhattan Bank, as Administrative Agent
*10.5           --           Stock Option Plans of the Company and its subsidiaries, as amended and restated

*10.6           --           Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan
                             (previously filed as Exhibit 10.3 with Registration No. 33-88906 and incorporated herein by reference)
*10.7           --           Tommy Hilfiger U.S.A., Inc. Supplemental Executive Incentive
                             Compensation Plan (previously filed as Exhibit 10(a) to the Company's
                             Quarterly Report on Form 10-Q for the quarterly period ended September
                             30, 1995 and incorporated herein by reference)
*10.8           --           Tommy Hilfiger U.S.A., Inc. Voluntary Deferred Compensation Plan
*10.9           --           Tommy Hilfiger U.S.A., Inc. Supplemental Executive Retirement Plan
*10.10          --           Amended and Restated Employment Agreement, dated as of June 30, 1992, between Tommy Hilfiger U.S.A., Inc. and Tommy Hilfiger (previously filed as Exhibit 10.3 with Registration No. 33-48587 and incorporated herein by reference)
*10.11          --           Amended and Restated Employment Agreement, dated as of June 30, 1992, between Tommy Hilfiger U.S.A., Inc. and Joel Horowitz (previously filed as Exhibit 10.4 with Registration No. 33-48587 and incorporated herein by reference)
*10.12          --           Amendment, dated as of March 8, 1994, to Amended and Restated
                             Employment Agreement, dated as of June 30, 1992, by and between Tommy
                             Hilfiger U.S.A., Inc. and Joel Horowitz (previously filed as Exhibit 7 to the Company's Annual Report on Form 20-F for the fiscal year ended
                             March 31, 1994 and incorporated herein by reference)
*10.13          --           Consulting Agreement, dated April 1, 1991, between Polostro Limited and Tommy Hilfiger (Eastern Hemisphere) Limited (previously filed as
                             Exhibit 10.13 with Registration No. 33-48587 and incorporated herein by reference)
*10.14          --           Amendment, dated as of April 1, 1993, to Consulting Agreement, dated
                             April 1, 1991, between Polostro Limited and Tommy Hilfiger (Eastern
                             Hemisphere) Limited (previously filed as Exhibit 18 to the Company's
                             Annual Report on Form 20-F for the fiscal year ended March 31, 1994 and incorporated herein by reference)
*10.15          --           Consulting Agreement, dated April 1, 1996, between Fasco
                             International, Inc. and Tommy Hilfiger (Eastern Hemisphere) Limited
                             (previously filed as Exhibit 10.25 to the Company's Annual Report on
                             Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference)
10.16           --           Amended and Restated Factoring Agreement, dated as of April 1, 1998, between Tommy Hilfiger U.S.A., Inc. and Century Business Credit
                             Corporation
10.17           --           Amended and Restated Factoring Agreement, dated as of April 1, 1998, between Pepe Jeans USA, Inc. and Century Business Credit Corporation
10.18           --           Lease, dated April 24, 1995, between Forsgate Industrial Complex L.P.
                             and Tommy Hilfiger U.S.A., Inc. (previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended
                             March 31, 1995 and incorporated herein by reference)
10.19           --           Lease, dated June 10, 1997, between Hartz Mountain Industries, Inc.
                             and Pepe Jeans USA, Inc.
10.20           --           Trademark Agreement, dated June 30, 1992, between Thomas J. Hilfiger and Tommy Hilfiger, Inc. (previously filed as Exhibit 10.15 with
                             Registration No. 33-48587 and incorporated herein by reference)

10.21           --           License Agreement, dated June 24, 1996, between Tommy Hilfiger
                             Licensing, Inc. and Novel-ITC Licensing Limited (portions of this exhibit, which have been filed separately with the Securities and
                             Exchange Commission, have been omitted pursuant to an order of the
                             Commission granting confidential treatment) (previously filed as
                             Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the
                             quarterly period ended June 30, 1996 and incorporated herein by reference)
10.22           --           License Agreement, dated as of February 1, 1997 (the "Europe
                             License"), between Tommy Hilfiger Licensing, Inc. and Pepe Jeans
                             London Corporation (as assigned to Tommy Hilfiger Europe B.V.)
                             (portions of this exhibit, which have been filed separately with the
                             Securities and Exchange Commission, have been omitted and are the subject of a request made to the Commission for confidential treatment) (previously filed as Exhibit 10.31 to the Company's Annual
                             Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference)
10.23           --           First Amendment, dated December 1, 1997, to the Europe License
                             (previously filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997 and incorporated herein by reference)
10.24           --           Second Amendment, dated May 8, 1998, to the Europe License (portions of this exhibit, which have been filed separately with the Securities and Exchange Commission, have been omitted and are the subject of a request made to the Commission for confidential treatment)
10.25           --           Lock-Up Agreement, dated as of January 31, 1998, by and among the
                             Company, Pepe Jeans London Corporation, Blackwatch Investments
                             Limited, AIHL Investment Group Limited, Anasta Holdings Limited,
                             Sportswear Holdings Limited, Westleigh Limited, Gadwal Limited, Thomas
                             J. Hilfiger and Joel J. Horowitz (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 1, 1998 and incorporated herein by reference)
10.26            --          Registration Rights Agreement, dated as of May 8, 1998, by and among the Company, Pepe Jeans London Corporation, Blackwatch Investments
                             Limited, AIHL Investment Group Limited, Anasta Holdings Limited,
                             Sportswear Holdings Limited, Westleigh Limited, Flair Investment
                             Holdings Limited, Thomas J. Hilfiger and Joel J. Horowitz
10.27            --          Non-Competition Agreement, dated as of May 8, 1998, among the Company,
                             Silas K.F. Chou and Lawrence S. Stroll
11.              --          Statement re: Computation of Per Share Earnings
21.              --          Subsidiaries of the Company
23.              --          Consent of Price Waterhouse LLP
24.              --          Powers of Attorney
27.              --          Financial Data Schedule

________
* Management contract or compensatory plan or arrangement.