Form 10-Q
period 1998-06-30
HILFIGER TOMMY CORP
filed 1998-08-14
CIK 888747

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                                -------------

                        COMMISSION FILE NUMBER 1-11226
                                               -------

                          TOMMY HILFIGER CORPORATION
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         BRITISH VIRGIN ISLANDS                   NOT APPLICABLE
         ----------------------                   --------------
      (STATE OR OTHER JURISDICTION     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    OF INCORPORATION OR ORGANIZATION)

6/F, PRECIOUS INDUSTRIAL CENTRE, 18 CHEUNG YUE STREET, CHEUNG SHA WAN, KOWLOON,
-------------------------------------------------------------------------------
                                   HONG KONG
                                   ---------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 852-2745-7798
                                 -------------
                        (REGISTRANT'S TELEPHONE NUMBER,
                             INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                    YES   X    NO
                                                        -----     -----

     ORDINARY SHARES, $0.01 PAR VALUE PER SHARE, OUTSTANDING AS OF JUNE 30, 1998: 46,797,313

                          TOMMY HILFIGER CORPORATION
                              INDEX TO FORM 10-Q
                                 June 30, 1998

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1    Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1998 and
               March 31, 1998...............................................   3

          Condensed Consolidated Statements of Operations for the three
               months ended June 30, 1998 and 1997..........................   4

          Condensed Consolidated Statements of Cash Flows for the three
               months ended June 30, 1998 and 1997..........................   5


          Condensed Consolidated Statements of Changes in Shareholders'
               Equity for the three months ended June 30, 1998 and the
               year ended March 31, 1998....................................   6

          Notes to Condensed Consolidated Financial Statements..............   7

Item 2    Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................  11


PART II - OTHER INFORMATION

Item 1    Legal Proceedings.................................................  17

Item 2    Changes in Securities and Use of Proceeds.........................  17

Item 6    Exhibits and Reports on Form 8-K..................................  17

Signatures..................................................................  18

                                    PART I
ITEM 1 - FINANCIAL STATEMENTS

                          TOMMY HILFIGER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)                                                                     AS OF JUNE 30,      AS OF MARCH 31,
                                                                                     1998               1998
                                                                                     ----               ----
ASSETS
Current assets
    Cash and cash equivalents..............................................       $   51,574           $157,051
    Accounts receivable....................................................          127,032            104,732
    Inventories............................................................          263,556            150,947
    Other current assets...................................................           45,995             25,554
                                                                                  ----------           --------

       Total current assets................................................          488,157            438,284

Property and equipment, at cost, less accumulated
   depreciation and amortization...........................................          202,549            160,089
Intangible and other assets, net of accumulated amortization...............        1,305,375             19,637
                                                                                  ----------           --------

       Total Assets........................................................       $1,996,081           $618,010
                                                                                  ==========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Short-term borrowings..................................................       $    8,172           $     --
    Accounts payable.......................................................           11,584             16,201
    Accrued expenses and other current liabilities.........................          155,837             76,197
                                                                                  ----------           --------

       Total current liabilities...........................................          175,593             92,398

Long-term debt.............................................................          649,151                 --
Deferred tax and other liabilities.........................................          254,532              6,550
Shareholders' equity
    Preference Shares, $0.01 par value-shares authorized 5,000,000;
       none issued.........................................................               --                 --
    Ordinary Shares, $0.01 par value-shares authorized 75,000,000;
       issued and outstanding 46,797,313 and 37,557,934, respectively......              468                376
    Capital in excess of par value.........................................          558,178            173,416
    Retained earnings......................................................          358,170            345,195
    Cumulative translation adjustment......................................              (11)                75
                                                                                  ----------           --------

       Total shareholders' equity..........................................          916,805            519,062
                                                                                  ----------           --------

Commitments and contingencies

       Total Liabilities and Shareholders' Equity..........................       $1,996,081           $618,010
                                                                                  ==========           ========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                          TOMMY HILFIGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)                                                                FOR THE THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                                     --------

                                                                              1998             1997
                                                                              ----             ----
Net revenue...........................................................      $287,656         $173,735
Cost of goods sold....................................................       152,988           92,032
                                                                            --------         --------

Gross profit..........................................................       134,668           81,703

Depreciation and amortization.........................................        16,832            7,128

Other selling, general and administrative expenses....................        76,034           49,516
Special charges.......................................................        19,800               --
                                                                            --------         --------

Total expenses........................................................       112,666           56,644

Income from operations................................................        22,002           25,059
Interest expense......................................................         7,122              179
Interest income.......................................................         1,701            1,749
                                                                            --------         --------

Income before income taxes............................................        16,581           26,629
Provision for income taxes............................................         3,606            9,122
                                                                            --------         --------

Net income............................................................      $ 12,975         $ 17,507
                                                                            ========         ========

Earnings per share:

Basic earnings per share..............................................      $    .30         $    .47
                                                                            ========         ========

Weighted average shares outstanding...................................        43,643           37,262
                                                                            ========         ========

Diluted earnings per share............................................      $    .29         $    .46
                                                                            ========         ========

Weighted average shares and share equivalents outstanding.............        44,307           37,880
                                                                            ========         ========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                          TOMMY HILFIGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)



(UNAUDITED)                                                                          FOR THE THREE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                               --------

                                                                                       1998                 1997
                                                                                       ----                 ----
Cash flows from operating activities
 Net income................................................................         $  12,975             $ 17,507
 Adjustments to reconcile net income to net cash from
  operating activities
   Depreciation and amortization...........................................            16,832                7,128
   Deferred taxes..........................................................              (929)                  --
   Provision for special charges...........................................            19,800                   --
   Changes in operating assets and liabilities
    Decrease (increase) in assets
     Accounts receivable...................................................            35,042              (14,132)
     Inventories...........................................................           (46,184)             (31,567)
     Other assets..........................................................             5,983                1,680
    Increase (decrease) in liabilities
     Accounts payable......................................................           (21,800)                  37
     Accrued expenses and other liabilities................................           (15,340)              (1,721)
                                                                                    ---------             --------
   Net cash provided by (used in) operating activities.....................             6,379              (21,068)
                                                                                    ---------             --------

Cash flows from investing activities
 Purchases of property and equipment.......................................           (13,959)             (11,152)
 Purchases of investments..................................................                --              (20,000)
   Acquisition of businesses, net of cash acquired.........................          (736,508)                  --
                                                                                    ---------             --------
   Net cash used in investing activities...................................          (750,467)             (31,152)
                                                                                    ---------             --------

Cash flows from financing activities
   Proceeds from issuance of long-term debt................................           649,151                   --
   Payments on long-term debt..............................................           (10,000)                 (68)
   Proceeds from the exercise of employee stock options....................             4,634                2,441
   Tax benefit from exercise of stock options..............................             2,705                  588
   Short-term bank borrowings (repayments).................................            (7,794)              27,227
   Other...................................................................               (85)                  (5)
                                                                                    ---------             --------
    Net cash provided by financing activities..............................           638,611               30,183
                                                                                    ---------             --------

    Net decrease in cash...................................................          (105,477)             (22,037)
Cash and cash equivalents, beginning of period.............................           157,051              109,908
                                                                                    ---------             --------

Cash and cash equivalents, end of period...................................         $  51,574             $ 87,871
                                                                                    =========             ========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                          TOMMY HILFIGER CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                              CAPITAL IN
                                                               EXCESS                CUMULATIVE       TOTAL
                                                  ORDINARY     OF PAR    RETAINED   TRANSLATION   SHAREHOLDERS'
                                                  SHARES       VALUE     EARNINGS    ADJUSTMENT      EQUITY
                                                  ------       -----     --------    ----------      ------
BALANCE, MARCH 31, 1997                            $372       $165,032  $232,015       $  45         $397,464
      Comprehensive income.......................                        113,180          30          113,210
      Exercise of employee stock options.........     4          5,681                                  5,685
      Tax benefits from exercise of stock
           options...............................                2,703                                  2,703
                                                   ----       --------  --------      ------         --------
BALANCE, MARCH 31, 1998                             376        173,416   345,195          75          519,062
      Comprehensive income.......................                         12,975         (86)          12,889
      Issuance of shares
        in connection with the Acquisition.......    90        377,425                                377,515
      Exercise of employee stock options.........     2          4,632                                  4,634
      Tax benefits from exercise of stock........
            options..............................                2,705                                  2,705
                                                   ----       --------  --------      ------         --------
BALANCE, JUNE 30, 1998 (UNAUDITED)...............  $468       $558,178  $358,170       $ (11)        $916,805
                                                   ====       ========  ========      ======         ========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                          TOMMY HILFIGER CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Note 1 - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared by Tommy Hilfiger Corporation ("THC" or the "Company"; unless the context indicates otherwise, all references to the "Company" include THC and its subsidiaries) in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K (the "Form 10-K"). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

   Operating results for the three-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

   The financial statements as of and for the three-month periods ended June 30, 1998 and 1997 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 1998, as presented, has been prepared from the Consolidated Balance Sheet as of March 31, 1998 included in the Company's Form 10-K.

   During the three months ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Company's comprehensive income consists of net income, adjusted by the cumulative translation adjustment, and is reported in the Condensed Consolidated Statements of Changes in Shareholders' Equity.

NOTE 2 - ACQUISITION OF WOMENSWEAR, JEANSWEAR AND CANADIAN LICENSEES

   On May 8, 1998, following the approval by the shareholders of the Company on May 5, 1998, the Company, through its wholly owned subsidiaries, acquired from related parties Pepe Jeans USA, Inc., the Company's United States womenswear and jeanswear licensee ("Pepe USA"), TJ Far East Limited, Pepe USA's buying agency affiliate, and Tomcan Investments Inc., the parent corporation of Tommy Hilfiger Canada Inc. ("TH Canada"), the Company's Canadian licensee (collectively, the "Acquired Companies") (the "Acquisition"). The aggregate purchase price was $1,166,239, comprised of the following: cash - $755,760, the issuance of 9,045,930 Ordinary Shares of the Company - $377,515 and related transaction costs. For accounting purposes, the Ordinary Shares of the Company were valued at $46.37 per share (the average closing price for the five days before and after the announcement of the Acquisition) reduced by a valuation adjustment of $41,960 to reflect restrictions on the sale of the shares. The cash portion of the purchase price was funded from a combination of debt financing and cash on hand.

   Purchase price allocation

   The Acquisition has been accounted for as a purchase and, accordingly, the operating results of the Acquired Companies are included in the consolidated results of the Company from the date of the Acquisition. The purchase price has been allocated as follows:


       Cash...................................................................................        $   19,252
       Accounts receivable....................................................................            57,343
       Inventory..............................................................................            67,723
       Other current assets...................................................................            13,359
       Property and equipment.................................................................            49,212
       Intangible assets, including goodwill..................................................         1,307,376
       Other assets...........................................................................             1,075
       Short-term bank borrowings.............................................................           (15,965)
       Accounts payable.......................................................................           (17,183)
       Accrued expenses and other current liabilities.........................................           (51,457)
       Long-term debt.........................................................................           (10,000)
       Deferred tax liability.................................................................          (252,320)
       Other liabilities......................................................................            (2,176)
                                                                                                      ----------

       Total purchase price                                                                           $1,166,239
                                                                                                      ==========

   Pro forma results

   The pro forma combined condensed results of operations of the Company and the Acquired Companies for the three months ended June 30, 1998 and 1997, after giving effect to certain pro forma adjustments, are as follows:

                                                                           Three Months Ended June 30,
                                                                           ---------------------------
                                                                          1998                     1997
                                                                          ----                     ----
       Net revenue...........................................          $336,106                  $254,644

       Gross profit..........................................           156,859                   118,450

       Income from operations................................            31,810                    35,720

       Net income............................................            16,708                    17,230

       Diluted earnings per share............................          $    .35                  $    .37

       Weighted average shares and share
           equivalents outstanding...........................            47,289                    46,926

   The pro forma results of operations, before special, acquisition-related charges of $19,800, for the three months ended June 30, 1998 and 1997 were as follows:

                                                                           Three Months Ended June 30,
                                                                           ---------------------------
                                                                              1998           1997
                                                                              ----           ----
       Net income................................................           $28,588         $17,230

       Diluted earnings per share................................           $   .60         $   .37

   The foregoing pro forma statement of operations data assumes that the Acquisition took place as of the beginning of each quarter. The results also reflect (a) the elimination of certain revenues, cost of goods sold and royalty expense, (b) amortization of intangible assets, principally over 40 years, (c) incremental interest and other expenses and (d) applicable income tax effects.

  On a combined pro forma basis, components of the Company's net revenue for the three months ended June 30, 1998 and 1997 would have been as follows:

                                                                        Three Months Ended June 30,
                                                                        ---------------------------
                                                                        1998                   1997
                                                                        ----                   ----
      Wholesale:
        Menswear............................................          $175,279               $151,078
        Womenswear..........................................            71,518                 31,430
        Childrenswear.......................................            36,991                 21,293
                                                                      --------               --------
      Total Wholesale.......................................           283,788                203,801
      Retail................................................            41,235                 36,153
      Licensing.............................................            11,083                  7,488
      Other non-recurring...................................                --                  7,202
                                                                      --------               --------
      Total net revenue.....................................          $336,106               $254,644
                                                                      ========               ========

  Wholesale revenue includes revenues from the sale of menswear, womenswear and childrenswear in the United States and Canada. Menswear is comprised of men's sportswear and jeanswear. Womenswear is comprised of women's casualwear and jeanswear. Childrenswear includes boys' sizes 4-20, and infants and toddlers. Retail revenue reflects sales from the Company's outlet, specialty and flagship stores. Licensing includes licensing royalties and buying agency commissions. Other non-recurring revenue consists of sales of Pepe brand product as well as product sales of the jeanswear buying office, each of which will not recur prospectively.

   Special acquisition-related charges

  During the quarter ended June 30, 1998, the Company recorded a special charge for non-recurring expenses of $19,800, before income taxes, related to the Acquisition. This special charge consists of provisions of $7,000 for the write-off of the fixed assets and operating leases of the Company's specialty stores, $7,000 for redundant MIS equipment, furniture, fixtures and other equipment, $3,800 for severance and other employee costs and $2,000 for the termination of certain vendor contracts.

NOTE 3 - INVENTORIES

  Inventories are summarized as follows:

                                                              June 30, 1998              March 31, 1998
                                                              -------------              --------------
     Finished Goods.................................            $258,625                     $148,488
     Raw Materials..................................               4,931                        2,459
                                                                --------                     --------
                                                                $263,556                     $150,947
                                                                ========                     ========


NOTE 4 - CREDIT FACILITIES

  The debt financing portion of the Acquisition purchase price consisted of $250,000 of 6.50% notes maturing on June 1, 2003 (the "2003 Notes"), $200,000 of
6.85% notes maturing on June 1, 2008 (the "2008 Notes") and $200,000 of term loan borrowings pursuant to new $450,000 term and revolving credit facilities (the "New Credit Facilities"). The 2003 Notes and the 2008 Notes (collectively, the "Notes") were issued by Tommy Hilfiger U.S.A., Inc. ("TH USA") and guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

  The New Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility which was borrowed by TH USA in connection with the Acquisition. The revolving credit facility, which accrues interest at varying interest rates, will be available for letters of credit, working capital and other general corporate purposes. The New Credit Facilities replaced the Company's secured revolving credit agreement which had been in place since April 1, 1996.

  Borrowings under the term loan facility bear interest at varying rates (6.375% as of June 30, 1998) and are repayable in quarterly installments as follows: $40,000 in the 12-month period ending March 31, 2000, $50,000 in each of the next two succeeding 12-month periods and $60,000 in the next succeeding 12-month period.

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

  The Company was in compliance with all covenants in respect of the Notes and the New Credit Facilities as of, and for the period ended, June 30, 1998.

NOTE 5 - SUMMARIZED FINANCIAL INFORMATION

  The following presents summarized financial information of TH USA, a wholly owned subsidiary of THC, and its consolidated subsidiaries, as of June 30, 1998 and March 31, 1998 and for each of the three months ended June 30, 1998 and 1997. TH USA is the issuer and THC is the guarantor of the Notes. The Company has not presented separate financial statements and other disclosures concerning TH USA because management has determined that such information is not material to holders of the Notes.

                                                              June 30, 1998         March 31, 1998
                                                             ---------------       ----------------
Current assets............................................     $  471,741             $ 354,128
Noncurrent assets.........................................      1,479,770               179,556
Current liability due to THC..............................         42,490                28,669
Other current liabilities.................................        167,485                89,197
Noncurrent liability due to THC...........................        767,302               216,651
Other noncurrent liabilities..............................        899,150                 6,550


                                                                     Three months ended June 30,
                                                                     ---------------------------
                                                                   1998                      1997
                                                                   ----                      ----
Net revenue...............................................       $285,147                  $172,056
Gross profit..............................................        128,997                    78,657
Net income (loss).........................................         (3,941)                   15,840

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (DOLLAR AMOUNTS IN THOUSANDS)

GENERAL

   In May 1998, the Company acquired its licensed jeanswear, womenswear and Canadian businesses for an aggregate purchase price of $755,760 in cash plus 9,045,930 Ordinary Shares of the Company. The cash portion of the purchase price was funded through a combination of cash on hand, the issuance of debt securities in a public offering, and bank borrowings. The Company has included the results of the Acquired Companies in its consolidated statements of operations from the date of the Acquisition. Because of the significance of the Acquired Companies, management's discussion and analysis is presented on both a pro forma and actual basis.

RESULTS OF OPERATIONS

   The following table sets forth the Condensed Consolidated Statements of Operations data as well as the Pro Forma Statements of Operations data (which are disclosed in Note 2 to the Condensed Consolidated Financial Statements) as a percentage of net revenue.

                                                                               Three Months Ended June 30,
                                                                               ---------------------------
                                                                           Pro Forma                 Actual
                                                                        ---------------          ---------------
                                                                        1998       1997          1998       1997
                                                                        ----       ----          ----       ----
Net revenue....................................................         100.0%    100.0%         100.0%    100.0%
Cost of goods sold.............................................          53.3      53.5           53.2      53.0
                                                                        -----     -----          -----     -----
Gross profit...................................................          46.7      46.5           46.8      47.0

Depreciation and amortization..................................           6.1       6.8            5.9       4.1
Other SG&A expenses............................................          25.2      25.7           26.4      28.5
                                                                        -----     -----          -----     -----
SG&A expenses before special charges...........................          31.3      32.5           32.3      32.6
Special charges................................................           5.9        --            6.9        --
                                                                        -----     -----          -----     -----
Total SG&A expenses............................................          37.2      32.5           39.2      32.6
                                                                        -----     -----          -----     -----

Income from operations.........................................           9.5      14.0            7.6      14.4
Interest income (expense), net.................................          (2.9)     (4.3)          (1.8)      0.9
                                                                        -----     -----          -----     -----

Income before taxes............................................           6.6       9.7            5.8      15.3
Provision for income taxes.....................................           1.6       2.9            1.3       5.2
                                                                        -----     -----          -----     -----

Net income.....................................................           5.0       6.8            4.5      10.1
                                                                        =====     =====          =====     =====

          Three months ended June 30, 1998 (Pro Forma) compared to three months ended June 30, 1997 (Pro Forma)

   The following discussion of the Company's results of operations for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 is presented on a pro forma basis, assuming the Acquired Companies had been combined with the Company for each of the entire quarters. The pro forma financial information is derived by applying pro forma adjustments to the historical financial statements of the Company and the Acquired Companies. The pro forma adjustments consist of (a) the elimination of certain revenues, cost of goods sold and royalty expense, (b) amortization of intangible assets, principally over 40 years, (c) incremental interest and other expenses and (d) applicable income tax effects. These pro forma results are not necessarily indicative of the results that would have occurred had the businesses been combined for the periods indicated.

   Net revenue increased to $336,106 in the first quarter of fiscal 1999 from $254,644 in the corresponding quarter of fiscal 1998, an improvement of 32.0%. This increase is due to increases in each of the Company's operating divisions, as outlined below.

                                                           Three Months Ended June 30,
                                                           ---------------------------
                                                              1998               1997        % Increase
                                                              ----               ----        -----------
     Wholesale.........................................    $283,788           $203,801             39.2%
     Retail............................................      41,235             36,153             14.1%
     Licensing.........................................      11,083              7,488             48.0%
     Other non-recurring...............................          --              7,202               --
                                                           --------           --------             ----
     Total.............................................    $336,106           $254,644             32.0%
                                                           ========           ========             ====

   The Wholesale increase consists of increases in menswear sales of 16.0% (to $175,279 from $151,078), womenswear sales of 127.5% (to $71,518 from $31,430)
and childrenswear sales of 73.7% (to $36,991 from $21,293). Each of these improvements is due to volume increases which resulted primarily from increased
sales to existing customers.   The increased sales to existing customers is
principally due to the expansion of the in-store shop and fixtured area program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured.

   The improvement in the Company's Retail division is due to an increase in the number of stores offset by a decrease in sales of existing stores. At June 30, 1998, the Company operated 72 retail stores as compared to 57 stores at June 30, 1997. Retail stores opened since June 30, 1997 contributed $9,021 of net revenue during the quarter ended June 30, 1998.

   Revenue from the Licensing division, which consists of licensing royalties and buying agency commissions, increased due to the incremental revenue associated with newly licensed products and a general increase in sales of existing licensed products and buying agency services. Of the increase, approximately $1,017, or 28.3%, was due to products introduced under licenses entered into since June 30, 1997.

   Other non-recurring revenue consists of sales of Pepe brand product as well as product sales of the jeanswear buying office, each of which will not recur prospectively.

   Gross profit as a percentage of net revenue increased to 46.7% in the first quarter of fiscal 1999 from 46.5% in the first quarter of fiscal 1998. This increase is mainly due to the increased revenue of the Licensing division, which produces higher margins than the Company's consolidated total.

   Selling, general and administrative expenses, before the special charge described below, increased to $105,249, or 31.3% of net revenue in the first quarter of fiscal 1999, from $82,730, or 32.5% of net revenue in the first quarter of fiscal 1998. The increase in expenses is principally due to increased volume related expenses to support the higher revenue as well as increased depreciation and amortization. Included in selling, general and administrative expenses is goodwill amortization of $8,632 and $9,052 in the quarters ended June 30, 1998 and 1997, respectively, recorded in connection with the Acquisition. The decrease in selling, general and administrative expenses as a percentage of net revenue is primarily due to leveraging certain expenses against the higher revenue base.

   During the quarter ended June 30, 1998, the Company recorded a special charge for non-recurring expenses of $19,800, before income taxes, related to the Acquisition. This special charge consists of provisions of $7,000 for the write-off of the fixed assets and operating leases of the Company's specialty stores, $7,000 for redundant MIS equipment, furniture, fixtures and other equipment, $3,800 for severance and other employee costs and $2,000 for the termination of certain vendor contracts.

   Interest expense, net of interest income, has decreased to $9,767 in the first quarter of fiscal 1999 from $11,035 in the corresponding quarter of last year. Interest expense includes interest on the debt incurred in connection with the Acquisition. The decrease from 1998 to 1999 is primarily due to improved cash flow of both the Company and the Acquired Companies.

   The provision for income taxes has decreased to 24.2% of income before taxes in the quarter ended June 30, 1998 from 30.2% in the corresponding quarter last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject, together with the effects of the special charges which are tax effected at a higher rate than the Company's weighted average tax rate.

Three months ended June 30, 1998 (Actual) compared to three months ended June
                               30, 1997 (Actual)

   Net revenue increased to $287,656 in the first quarter of fiscal 1999 from $173,735 in the corresponding quarter of fiscal 1998, an improvement of 65.6%. This increase is due to increases in each of the Company's operating divisions, as outlined below.

                                                      Three Months Ended June 30,
                                                    ---------------------------------
                                                           1998             1997    % Increase
                                                           ----             ----    ----------
     Wholesale.....................................    $233,807         $125,444         86.4%
     Retail........................................      41,235           36,153         14.1%
     Licensing.....................................      12,614           12,138          3.9%
                                                       --------         --------         ----
     Total.........................................    $287,656         $173,735         65.6%
                                                       ========         ========         ====

   The Wholesale increase is due to volume increases which resulted from the Acquisition and from increased sales to existing customers. This increase is principally attributed to the change in status of Pepe USA and TH Canada, which contributed to the Company in the form of royalty income for the entire quarter ended June 30, 1997, compared to a combination of royalty income and wholesale revenue (since the Acquisition) in the quarter ended June 30, 1998. A comparison of Wholesale revenue components after adjusting for these changes is made in the pro forma section of Management's Discussion and Analysis.

   The improvement in the Company's Retail division is due to an increase in the number of stores offset by a decrease in sales of existing stores. At June 30, 1998, the Company operated 72 retail stores as compared to 57 stores at June 30, 1997. Retail stores opened since June 30, 1997 contributed $9,021 of net revenue during the quarter ended June 30, 1998.

   Revenue from the Licensing division, which consists of licensing royalties and buying agency commissions, increased due to the incremental revenue associated with newly licensed products and a general increase in sales of existing licensed products and buying agency services. Approximately $1,017 of the fiscal 1999 revenue amount was due to products introduced under licenses entered into since June 30, 1997. Offsetting this increase, in part, was the inclusion of royalties from Pepe USA and TH Canada for a full quarter in fiscal 1998 as opposed to a partial quarter in fiscal 1999.

   Gross profit as a percentage of net revenue decreased to 46.8% in the first quarter of fiscal 1999 from 47.0% in the first quarter of fiscal 1998. This decrease is mainly due to the decreased proportion of revenue of the Licensing division following the Acquisition, which produces higher margins than the Company's consolidated total.

   Selling, general and administrative expenses, before the special charge, increased to $92,866, or 32.3% of net revenue in the first quarter of fiscal 1999, from $56,644, or 32.6% of net revenue in the first quarter of fiscal 1998. The increase in expenses is principally due to increased volume related expenses to support the higher revenue as well as increased depreciation and amortization. Included in selling, general and administrative expenses is goodwill amortization of $5,755 in the quarter ended June 30, 1998 recorded in connection with the Acquisition. The decrease in selling, general and administrative expenses as a percentage of net revenue is primarily due to leveraging certain expenses against the higher revenue base.

  During the quarter ended June 30, 1998, the Company recorded a special charge for non-recurring expenses of $19,800, before income taxes, related to the Acquisition. This special charge consists of provisions of $7,000 for the write-off of the fixed assets and operating leases of the Company's specialty stores, $7,000 for redundant MIS equipment, furniture, fixtures and other equipment, $3,800 for severance and other employee costs and $2,000 for the termination of certain vendor contracts.

  The Company incurred interest expense, net of interest income, of $5,421 in the first quarter of fiscal 1999 and generated net interest income of $1,570 in the corresponding quarter of last year. Interest expense in the current year includes interest on the debt incurred in connection with the Acquisition.

  The provision for income taxes has decreased to 21.7% of income before taxes in the quarter ended June 30, 1998 from 34.3% in the corresponding quarter last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject, together with the effects of the special charges which are tax effected at a higher rate than the Company's weighted average tax rate.

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

   The Company's cash and cash equivalents balance decreased from $157,051 at March 31, 1998 to $51,574 at June 30, 1998. This represented an overall decrease of $105,477 due primarily to cash used in connection with the Acquisition offset, in part, by the issuance of long-term debt. A detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

   Net cash provided by operating activities during the first quarter of fiscal 1999 was $6,379, an increase of $27,447 over the fiscal 1998 amount of $21,068 of cash used in operating activities. This amount is primarily made up of cash generated by net earnings offset, in part, by an increase in working capital. The increase in working capital was due principally to an increase in inventory due to the Acquisition.

   Capital expenditures were $13,959 during the three months ended June 30, 1998. Significant capital expenditures included additions related to the Company's in-store shop and fixtured area expansion program.

  At June 30, 1998, accrued expenses and other current liabilities included $34,504 of open letters of credit for inventory purchased. Additionally, at June 30, 1998, TH USA was contingently liable for unexpired bank letters of credit of $72,329 related to commitments of TH USA to suppliers for the purchase of inventories and leases.

  On May 8, 1998, the Company, through its wholly owned subsidiaries, acquired its womenswear, jeanswear and Canadian licensees for an aggregate purchase price of $755,760 in cash and 9,045,930 Ordinary Shares of the Company. The cash portion of the purchase price was funded from a combination of debt financing and cash on hand. The debt financing portion of the purchase price consisted of $250,000 of the 2003 Notes, $200,000 of the 2008 Notes and $200,000 of term loan borrowings pursuant the New Credit Facilities. The Notes were issued by TH USA and guaranteed by THC. Following the announcement of the proposed Acquisition on February 1, 1998, the Company sold US Treasury futures contracts to protect against the potential increase in interest rates between the announcement and the closing date of the Acquisition. These transactions resulted in deferred gains of approximately $3,737 which will be amortized over the respective terms of the Notes to reduce the effective interest rate. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

  The New Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility which was borrowed by TH USA in connection with the Acquisition. The revolving credit facility, which accrues interest at varying interest rates, will be available for letters of credit, working capital and other general corporate purposes. The New Credit Facilities replaced the Company's secured revolving credit agreement, which had been in place since April 1, 1996.

  Borrowings under the term loan facility bear interest at varying rates (6.375% as of June 30, 1998) and are repayable in quarterly installments as follows:
$40,000 in the 12-month period ending March 31, 2000, $50,000 in each of the next two succeeding 12-month periods and $60,000 in the next succeeding 12-month period.

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

   The Company was in compliance with all covenants in respect of the Notes and the New Credit Facilities as of, and for the period ended, June 30, 1998.

  Cash requirements in fiscal 1999 will primarily include working capital and capital expenditures relating to the in-store shop and fixtured area programs and the opening of additional retail stores, including flagship stores. The amount of total committed capital expenditures at June 30, 1998, including expenditures relating to these projects, was approximately $3,500. The Company expects fiscal 1999 capital expenditures (including those of the Acquired Companies) to approximate $100,000. The Company intends to fund such cash requirements for fiscal 1999 and future years from available cash balances, internally generated funds and borrowings available under the New Credit Facilities. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

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

EXCHANGE RATES

  The Company receives United States dollars for substantially all of its product sales, other than those in Canada, and its licensing revenues.
Inventory purchases from contract manufacturers throughout the world, other than those in Canada, are denominated in United States dollars; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company's inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

   The operations of the Company's Canadian business and certain international licensees are conducted principally in local foreign currencies. The Company therefore has certain exposure to rate fluctuations upon conversion of Canadian earnings and foreign royalties. The Company attempts to protect against the adverse effects of such fluctuations, where potentially significant, principally through selective use of forward foreign currency contracts. No such contracts were in effect as of June 30, 1998.

RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use, the nature of such derivative instruments and the nature of the underlying transactions being hedged, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

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

                                    PART II


ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

   On May 8, 1998, 9,045,930 of the Company's Ordinary Shares were issued to Pepe Jeans London Corporation as part of the purchase price for the Acquisition. These shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemptions set forth in Sections 4(1) and 4(2) thereof.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


       11. Computation of Net Income Per Ordinary Share

       27. Financial Data Schedule

(b)  Reports on Form 8-K

   During the quarter ended June 30, 1998, the Company filed Current Reports on Form 8-K (i) dated April 1, 1998 reporting matters under Item 5 thereof and including consolidated financial statements of the Company for each of the three years in the period ended March 31, 1997 and condensed consolidated financial statements of the Company for the nine months ended December 31, 1997, (ii) dated May 5, 1998 reporting matters under Item 5 thereof and (iii) dated May 8, 1998 reporting matters under Item 2 thereof.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                  Tommy Hilfiger Corporation


Date: August 12, 1998             By: /s/ Joel J. Horowitz
      ---------------                     ----------------
                                          Joel J. Horowitz
                                          Chief Executive Officer and President
                                          Tommy Hilfiger Corporation


Date: August 12, 1998             By: /s/ Joseph Scirocco
      ---------------                     ---------------
                                          Joseph Scirocco
                                          Principal Accounting Officer
                                          Tommy Hilfiger Corporation

                                 EXHIBIT INDEX


Exhibit
Number                            Description                            Page
------                            -----------
                                                                         Number
                                                                         ------

11.        Computation of Net Income Per Ordinary Share                    20

27.        Financial Data Schedule                                         21