Form 10-Q
period 1998-09-30
HILFIGER TOMMY CORP
filed 1998-11-12
CIK 888747

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                              ------------------

                         COMMISSION FILE NUMBER 1-11226
                                                -------

                           TOMMY HILFIGER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



       British Virgin Islands                      NOT APPLICABLE
   ------------------------------          -----------------------------
    (State or other jurisdiction       (I.R.S. Employer Identification No.)
  of incorporation or organization)

 6/F, Precious Industrial Centre, 18 Cheung Yue Street, Cheung Sha Wan, Kowloon,
--------------------------------------------------------------------------------
                                   Hong Kong
                                   ---------
                    (Address of principal executive offices)



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
                                                Yes      X         NO
                                                   -------------     -------

        Ordinary Shares, $0.01 par value per share, outstanding as of
                         October 31, 1998: 46,861,878

                           TOMMY HILFIGER CORPORATION
                               INDEX TO FORM 10-Q
                               September 30, 1998

PART I - FINANCIAL INFORMATION                                                                                Page
                                                                                                              ----
Item 1  Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 1998 and March 31, 1998..............         3

        Condensed Consolidated Statements of Operations for the six months ended September 30, 1998
           and 1997 and the three months ended September 30, 1998 and 1997.............................         4

        Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 1998
           and 1997....................................................................................         5

        Condensed Consolidated Statements of Changes in Shareholders' Equity for the six months
           ended September 30, 1998 and the year ended March 31, 1998..................................         6

        Notes to Condensed Consolidated Financial Statements...........................................         7

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations..........        11

PART II - OTHER INFORMATION
Item 1  Legal Proceedings..............................................................................        19

Item 4  Submission of Matters to a Vote of Security Holders............................................        19

Item 6  Exhibits and Reports on Form 8-K...............................................................        19

Signatures.............................................................................................        21

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                           TOMMY HILFIGER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                  As of September 30,        As of March 31,
                                                                                         1998                     1998
                                                                                  ------------------         ---------------
                                                                                       (Unaudited)
ASSETS
Current assets
       Cash and cash equivalents..............................................        $   79,251               $  157,051
       Accounts receivable....................................................           190,553                  104,732
       Inventories............................................................           269,025                  150,947
       Other current assets...................................................            37,422                   25,554
                                                                                      ----------               ----------

         Total current assets.................................................           576,251                  438,284

Property and equipment, at cost, less accumulated
   depreciation and amortization..............................................           210,118                  160,089
Intangible and other assets, net of accumulated amortization..................         1,296,592                   19,637
                                                                                      ----------                 --------

         Total Assets........................................................         $2,082,961               $  618,010
                                                                                      ==========               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Short-term borrowings....................................................         $    6,620               $      --
    Current portion of long-term debt........................................             20,000                      --
    Accounts payable.........................................................             24,071                   16,201
    Accrued expenses and other current liabilities...........................            175,834                   76,197
                                                                                      ----------               ----------

         Total current liabilities...........................................            226,525                   92,398

Long-term debt...............................................................            629,182                      --
Deferred tax and other liabilities...........................................            251,875                    6,550
Shareholders' equity
    Preference Shares, $0.01 par value-shares authorized 5,000,000;
    none issued..............................................................                --                       --
    Ordinary Shares, $0.01 par value-shares authorized 75,000,000;
    issued and outstanding 46,861,878 and 37,557,934, respectively...........                469                      376
    Capital in excess of par value...........................................            560,777                  173,416
    Retained earnings........................................................            414,920                  345,195
    Cumulative translation adjustment........................................               (787)                      75
                                                                                      ----------               ----------

         Total shareholders' equity..........................................            975,379                  519,062
                                                                                      ----------               ----------
Commitments and contingencies

         Total Liabilities and Shareholders' Equity..........................         $2,082,961               $  618,010
                                                                                      ==========               ==========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)                                                  FOR THE SIX MONTHS ENDED            FOR THE THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                                          -------------------------------     --------------------------------
                                                             1998                 1997             1998               1997
                                                          -----------         -----------     -----------          -----------
Net revenue.............................................   $752,980            $398,281         $465,324             $224,546
Cost of goods sold......................................    401,766             206,870          248,778              114,838
                                                           --------            --------         --------             --------

Gross profit............................................    351,214             191,411          216,546              109,708

Depreciation and amortization...........................      36,936             14,496           20,104                7,368
Other selling, general and administrative expenses......     180,166            105,061          104,132               55,545
Special charges.........................................      19,800               --               --                   --
                                                           ---------           --------         --------             --------

Total expenses..........................................     236,902            119,557          124,236               62,913

Income from operations..................................     114,312             71,854           92,310               46,795
Interest expense........................................      18,147                694           11,025                  515
Interest income.........................................       2,249              3,575              548                1,826
                                                           ---------           --------         --------             --------

Income before income taxes..............................      98,414             74,735           81,833               48,106
Provision for income taxes..............................      28,689             25,334           25,083               16,212
                                                           ---------           --------         --------             --------

Net income..............................................   $  69,725           $ 49,401         $ 56,750             $ 31,894
                                                           =========           ========         ========             ========
Earnings per share:

Basic earnings per share................................   $    1.54           $   1.32         $   1.21             $    .85
                                                           =========           ========         ========             ========

Weighted average shares outstanding.....................      45,239             37,306           46,834               37,350
                                                           =========           ========         ========             ========

Diluted earnings per share..............................   $    1.52           $   1.30         $   1.20             $    .84
                                                           =========           ========         ========             ========

Weighted average shares and share equivalents
  outstanding...........................................      45,803             37,928           47,299               37,976
                                                           =========           ========         ========             ========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

(UNAUDITED)                                                                                FOR THE SIX MONTHS ENDED
                                                                                                SEPTEMBER  30,
                                                                                        -------------------------------
                                                                                            1998               1997
                                                                                        ------------        -----------
Cash flows from operating activities Net income............................              $  69,725           $  49,401
  Adjustments to reconcile net income to net cash from
    operating activities
       Depreciation and amortization.......................................                 36,967              14,496
       Deferred taxes......................................................                 (2,506)                --
       Provision for special charges.......................................                 19,800                 --
       Write-off of property and equipment.................................                    379                 --
       Changes in operating assets and liabilities
          Decrease (increase) in assets
             Accounts receivable...........................................                (28,478)            (24,729)
             Inventories...................................................                (51,653)            (58,490)
             Other assets..................................................                 14,911              (1,780)
          Increase (decrease) in liabilities
             Accounts payable..............................................                 (9,314)              6,269
             Accrued expenses and other liabilities........................                  3,577               7,901
                                                                                         ---------            --------
       Net cash provided by (used in) operating activities.................                 53,408              (6,932)
                                                                                         ---------            --------

Cash flows from investing activities
  Purchases of property and equipment......................................                (33,583)            (31,453)
  Purchases of investments.................................................                    --              (20,000)
  Acquisition of businesses, net of cash acquired..........................               (736,508)                --
                                                                                         ---------            --------
       Net cash used in investing activities..................................            (770,091)            (51,453)
                                                                                         ---------            --------
Cash flows from financing activities
  Proceeds from issuance of long-term debt.................................                649,151                 --
  Payments on long-term debt...............................................                (10,000)             (1,510)
  Proceeds from the exercise of employee stock options.....................                  6,497               2,817
  Tax benefit from exercise of stock options...............................                  3,442                 869
  Short-term bank borrowings (repayments)..................................                 (9,345)             27,104
  Other....................................................................                   (862)                (74)
                                                                                         ---------            --------
       Net cash provided by financing activities...........................                638,883              29,206
                                                                                         ---------            --------

       Net decrease in cash................................................                (77,800)            (29,179)
Cash and cash equivalents, beginning of period.............................                157,051             109,908
                                                                                         ---------            --------

Cash and cash equivalents, end of period...................................              $  79,251            $ 80,729
                                                                                         =========            ========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                      CAPITAL
                                                                     IN EXCESS                   CUMULATIVE        TOTAL
                                                        ORDINARY       OF PAR      RETAINED     TRANSLATION     SHAREHOLDERS'
                                                         SHARES        VALUE       EARNINGS      ADJUSTMENT        EQUITY
                                                       ---------     ----------    --------     -----------     -------------
BALANCE, MARCH 31, 1997                                   $372        $165,032     $232,015        $   45          $397,464
      Comprehensive income.......................                                   113,180            30           113,210
      Exercise of employee stock options.........            4           5,681                                        5,685
      Tax benefits from exercise of stock
           options...............................                        2,703                                        2,703
                                                          ____        ________     ________        ______          ________

BALANCE, MARCH 31, 1998                                    376         173,416      345,195            75           519,062
      Comprehensive income.......................                                    69,725          (862)           68,863
      Issuance of shares in connection
        with the Acquisition.................               90         377,425                                      377,515
      Exercise of employee stock options.........            3           6,494                                        6,497
      Tax benefits from exercise of stock.......
        options..............................                            3,442                                        3,442
                                                          ____        ________     ________        ______          ________

BALANCE, SEPTEMBER 30, 1998 (UNAUDITED)..........         $469        $560,777     $414,920         ($787)         $975,379
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

   Operating results for the six month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

   The financial statements as of and for the six month and the three month periods ended September 30, 1998 and 1997 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 1998, as presented, has been prepared from the Consolidated Balance Sheet as of March 31, 1998 included in the Company's Form 10-K.

   Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Company's comprehensive income consists of net income and the cumulative translation adjustment and is reported in the Condensed Consolidated Statements of Changes in Shareholders' Equity.

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

   Purchase price allocation

   The Acquisition has been accounted for as a purchase and, accordingly, the operating results of the Acquired Companies are included in the consolidated results of the Company from the date of the Acquisition. The purchase price has been allocated as follows:

        Cash..................................................    $   19,252
        Accounts receivable...................................        57,343
        Inventory.............................................        67,723
        Other current assets..................................        13,359
        Property and equipment................................        49,212
        Intangible assets, including goodwill.................     1,307,376
        Other assets..........................................         1,075
        Short-term bank borrowings............................       (15,965)
        Accounts payable......................................       (17,183)
        Accrued expenses and other current liabilities........       (51,457)
        Long-term debt........................................       (10,000)
        Deferred tax liability................................      (252,320)
        Other liabilities.....................................        (2,176)
                                                                  ----------
        Total purchase price                                      $1,166,239
                                                                  ==========

   Pro forma results

   The pro forma combined condensed results of operations of the Company and the Acquired Companies for the six months ended September 30, 1998 and 1997 and the three months ended September 30, 1998 and 1997, after giving effect to certain pro forma adjustments, are as follows:

                                                                      Six Months Ended                  Three Months Ended
                                                                      ----------------                  ------------------
                                                                        September 30,                       September 30,
                                                                        -------------                       -------------
                                                                    1998             1997               1998              1997
                                                               ---------------  ---------------  ------------------  ---------------
                                                                                                         (Actual)
       Net revenue.......................................          $801,430          $590,577           $465,324          $335,933

       Gross profit......................................           373,405           277,503            216,546           159,053

       Income from operations............................           124,120            98,987             92,310            63,267

       Net income........................................            73,458            53,401             56,750            36,171

       Diluted earnings per share........................             $1.55             $1.14              $1.20             $0.77

       Weighted average shares and share
         equivalents outstanding.........................            47,294            46,974             47,299            47,022

   The pro forma net income and diluted earnings per share, before special, acquisition-related charges of $19,800 taken in the quarter ended June 30, 1998, for the six months ended September 30, 1998 and 1997 were as follows:

                                                       Six Months Ended
                                                       ----------------
                                                        September 30,
                                                        -------------
                                                       1998        1997
                                                       ----        ----
       Net income............................        $85,338     $53,401

       Diluted earnings per share............         $1.80       $1.14

   The foregoing pro forma statement of operations data assumes that the Acquisition took place as of the beginning of each fiscal year. The results also reflect (a) the elimination of certain revenues, cost of goods sold and royalty expense, (b) amortization of intangible assets, principally over 40 years, (c) incremental interest and other expenses and (d) applicable income tax effects.

   On a combined pro forma basis, components of the Company's net revenue for the six months ended September 30, 1998 and 1997 and the three months ended September 30, 1998 and 1997 would have been as follows:

                                                                Six Months Ended                 Three Months Ended
                                                                ----------------                 ------------------
                                                                 September 30,                      September 30,
                                                                 -------------                      -------------
                                                             1998             1997              1998             1997
                                                             ----             ----              ----             ----
                                                                                              (Actual)
     Wholesale:
     Menswear...........................................   $387,174        $335,051           $211,894         $183,973
     Womenswear.........................................    183,901          78,391            112,384           46,961
     Childrenswear......................................    104,147          57,471             67,156           36,178
                                                           --------        --------           --------         --------
     Total Wholesale...................................     675,222         470,913            391,434          267,112
     Retail............................................     101,050          91,101             59,815           54,948
     Licensing.........................................      25,158          18,660             14,075           11,172
     Other non-recurring...............................         --            9,903                --             2,701
                                                           --------        --------           --------         --------
     Total net revenue.................................    $801,430        $590,577           $465,324         $335,933
                                                           ========        ========           ========         ========

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

NOTE 3 - INVENTORIES

  Inventories are summarized as follows:

                                                     September 30, 1998       March 31, 1998
                                                     ------------------       --------------
Finished Goods.................................          $265,154                $148,488
Raw Materials..................................             3,871                   2,459
                                                         --------                --------
                                                         $269,025                $150,947
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

  The New Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility which was borrowed by TH USA in connection with the Acquisition. The revolving credit facility, which accrues interest at varying interest rates, will be available for letters of credit, working capital and other general corporate purposes. There were no direct borrowings outstanding under the revolving credit facility at September 30, 1998. The New Credit Facilities replaced the Company's secured revolving credit agreement which had been in place since April 1, 1996. The Company's Canadian subsidiary is financed under a separate revolving credit facility under which $6,620 was outstanding at September 30, 1998.

   Borrowings under the term loan facility bear interest at varying rates (6.375% as of September 30, 1998) and are repayable in quarterly installments as follows: $40,000 in the 12-month period ending March 31, 2000, $50,000 in each of the next two succeeding 12-month periods and $60,000 in the next succeeding 12-month period.

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

   The Company was in compliance with all covenants in respect of the Notes and the New Credit Facilities as of September 30, 1998.

NOTE 5 - SUMMARIZED FINANCIAL INFORMATION

   The following presents summarized financial information of TH USA, a wholly owned subsidiary of THC, and its consolidated subsidiaries, as of September 30, 1998 and March 31, 1998 and for each of the six months and three months ended September 30, 1998 and 1997. TH USA is the issuer and THC is the guarantor of the Notes. The Company has not presented separate financial statements and other disclosures concerning TH USA because management has determined that such information is not material to holders of the Notes.

                                                     September 30, 1998     March 31, 1998
                                                     ------------------     --------------
Current assets.................................          $  556,032            $354,128
Noncurrent assets..............................           1,478,596             179,556
Current liability due to THC...................              47,540              28,669
Other current liabilities......................             225,033              89,197
Noncurrent liability due to THC................             767,954             216,651
Other noncurrent liabilities...................             876,470               6,550

                                                              Six Months Ended                     Three Months Ended
                                                              ----------------                     ------------------
                                                               September 30,                         September 30,
                                                               -------------                         -------------
                                                          1998               1997               1998               1997
                                                          ----               ----               ----               ----
Net revenue....................................         $747,386           $394,414           $462,239           $222,358
Gross profit...................................          335,999            182,225            207,002            103,568
Net income (loss)..............................           39,384             33,023             43,325             17,183

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (DOLLAR AMOUNTS IN THOUSANDS)

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

RESULTS OF OPERATIONS

  SIX MONTHS ENDED SEPTEMBER 30

   The following table sets forth the Condensed Consolidated Statements of Operations data as well as the Pro Forma Statements of Operations data (which are disclosed in Note 2 to the Condensed Consolidated Financial Statements) for the six months ended September 30, as a percentage of net revenue.

                                                                            Six Months Ended September 30,
                                                                            ------------------------------
                                                                         Pro Forma                       Actual
                                                                         ---------                       ------
                                                                    1998           1997            1998            1997
                                                                    ----           ----            ----            ----

Net revenue.................................................       100.0%         100.0%          100.0%          100.0%
Cost of goods sold..........................................        53.4           53.0            53.4            51.9
                                                                   -----          -----           -----           -----
Gross profit................................................        46.6           47.0            46.6            48.1

Depreciation and amortization...............................         5.1            5.9             4.9             3.6
Other SG&A expenses.........................................        23.5           24.3            23.9            26.4
                                                                   -----          -----           -----           -----
SG&A expenses before special charges........................        28.6           30.2            28.8            30.0
Special charges.............................................         2.5            --              2.6             --
                                                                   -----          -----           -----           -----
Total SG&A expenses.........................................        31.1           30.2            31.4            30.0
                                                                   -----          -----           -----           -----

Income from operations.....................................         15.5           16.8            15.2            18.1
Interest income (expense), net.............................         (2.5)          (3.8)           (2.1)            0.7
                                                                   -----          -----           -----           -----

Income before taxes........................................         13.0           13.0            13.1            18.8
Provision for income taxes.................................          3.8            4.0             3.8             6.4
                                                                   -----          -----           -----           -----
Net income.................................................          9.2            9.0             9.3            12.4
                                                                   =====          =====           =====           =====

 Six months ended September 30, 1998 (Pro Forma) compared to six months ended
                        September 30, 1997 (Pro Forma)

   The following discussion of the Company's results of operations for the six months ended September 30, 1998 compared to the six months ended September 30, 1997 is presented on a pro forma basis, assuming the Acquired Companies had been combined with the Company for each of the entire six month periods. The pro forma financial information is derived by applying pro forma adjustments to the historical financial statements of the Company and the Acquired Companies. The pro forma adjustments consist of (a) the elimination of certain revenues, cost of goods sold and royalty expense, (b) amortization of intangible assets, principally over 40 years, (c) incremental interest and other expenses and (d) applicable income tax effects. These pro forma results are not necessarily indicative of the results that would have occurred had the businesses been combined for the periods indicated.

   Net revenue increased to $801,430 in the six months ended September 30, 1998 from $590,577 in the corresponding period of fiscal 1998, an improvement of 35.7%. This increase is due to increases in each of the Company's operating divisions, as outlined below.


                                                   Six Months Ended September 30,
                                                   ------------------------------
                                                     1998                 1997           % Increase
                                                     ----                 ----           ----------
     Wholesale.................................    $675,222             $470,913            43.4%
     Retail....................................     101,050               91,101            10.9%
     Licensing.................................      25,158               18,660            34.8%
     Other non-recurring.......................        --                  9,903              --
                                                   --------             --------           ------
     Total.....................................    $801,430             $590,577            35.7%
                                                   ========             ========           ======

   The Wholesale increase consists of increases in menswear sales of 15.6% (to $387,174 from $335,051), womenswear sales of 134.6% (to $183,901 from $78,391)
and childrenswear sales of 81.2% (to $104,147 from $57,471). Each of these improvements is due to volume increases which resulted primarily from increased
sales to existing customers.   The increased sales to existing customers is
principally due to the expansion of the in-store shop and fixtured area program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured. Revenues in the womenswear division increased in part due to the introduction of the junior jeans line in Fall, 1998, while sales in the childrenswear division benefited from the introduction of infants and toddlers in Holiday, 1997.

   The improvement in the Company's Retail division is due to an increase in the number of stores offset by a decrease in sales of existing stores. At September 30, 1998, the Company operated 74 retail stores as compared to 59 stores at September 30, 1997. Retail stores opened since September 30, 1997 contributed $19,372 of net revenue during the six months ended September 30, 1998.

   Revenue from the Licensing division, which consists of licensing royalties and buying agency commissions, principally increased due a general increase in sales of existing licensed products and buying agency services.

   Other non-recurring revenue consists of sales of Pepe brand product as well as product sales of the jeanswear buying office, each of which will not recur prospectively.

   Gross profit as a percentage of net revenue decreased to 46.6% in the first six months of fiscal 1999 from 47.0% in the first six months of fiscal 1998. This decrease is primarily due to the decreased proportion of revenue from the Retail and Licensing divisions following the Acquisition, each of which produces higher margins than the Company's consolidated total. In addition, the Wholesale division's margin was adversely affected by the sale of certain residual prior season goods through normal channels at margins which were lower than the normal wholesale margin.

   Selling, general and administrative expenses, before the special charge described below, decreased to 28.6% of net revenue in the first six months of fiscal 1999 from 30.2% of net revenue in the first six months of fiscal 1998. The decrease as a percentage of net revenue is primarily due to leveraging certain expenses against the higher revenue base. The increase in expenses to $229,485 in fiscal 1999 from $178,516 in fiscal 1998 is principally due to increased volume related expenses to support the higher revenue as well as increased depreciation and amortization. Included in selling, general and administrative expenses is goodwill amortization of $17,264 and $18,104 in the six months ended September 30, 1998 and 1997, respectively.

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

   Interest expense, net of interest income, has decreased to $20,244 in the first six months of fiscal 1999 from $22,481 in the corresponding period of last year. Interest expense includes interest on the debt incurred in connection with the Acquisition. The decrease from 1998 to 1999 is primarily due to improved cash flow and, therefore, lower borrowing levels of both the Company and the Acquired Companies.

  The provision for income taxes has decreased to 29.3% of income before taxes in the six month period ended September 30, 1998 from 30.2% in the corresponding period last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject, together with the effects of the special charges which are tax effected at a higher rate than the Company's weighted average tax rate.

      Six months ended September 30, 1998 (Actual) compared to six months ended September 30, 1997 (Actual)

   Net revenue increased to $752,980 in the six months ended September 30, 1998 from $398,281 in the corresponding period of fiscal 1998, an improvement of 89.1%. This increase is due to increases in the Company's Wholesale and Retail divisions, partially offset by a decrease in the Licensing division, as outlined below.

                                                Six Months Ended September 30,
                                                ------------------------------
                                                   1998                 1997            % Increase
                                                   ----                 ----            -----------
     Wholesale..............................     $625,239             $278,704             124.3%
     Retail.................................      101,050               91,101              10.9%
     Licensing..............................       26,691               28,476              (6.3)%
                                                 --------             --------             ------
     Total..................................     $752,980             $398,281              89.1%
                                                 ========             ========              =====

   The Wholesale increase is due to volume increases which resulted from the Acquisition and from increased sales to existing customers. This increase is principally attributed to the change in status of Pepe USA and TH Canada, which contributed to the Company in the form of royalty income for the entire six month period ended September 30, 1997, compared to a combination of royalty income and wholesale revenue (since the Acquisition) in the six month period ended September 30, 1998. A comparison of Wholesale revenue components after adjusting for these changes is made in the previous section of Management's Discussion and Analysis.

   The improvement in the Company's Retail division is due to an increase in the number of stores offset by a decrease in sales of existing stores. At September 30, 1998, the Company operated 74 retail stores as compared to 59 stores at September 30, 1997. Retail stores opened since September 30, 1997 contributed $19,372 of net revenue during the six months ended September 30, 1998.

   Revenue from the Licensing division, which consists of licensing royalties and buying agency commissions, decreased due to the change in status of Pepe USA and TH Canada mentioned above offset, in part, by a general increase in sales of existing licensed products and buying agency services.

   Gross profit as a percentage of net revenue decreased to 46.6% in the first six months of fiscal 1999 from 48.1% in the first six months of fiscal 1998. This decrease is primarily due to the decreased proportion of revenue from the Retail and Licensing divisions following the Acquisition, each of which produce higher margins than the Company's consolidated total. In addition, the Wholesale division's margin was adversely affected by the sale of certain residual prior season goods through normal channels at margins which were lower than the normal wholesale margin.

   Selling, general and administrative expenses, before the special charge, decreased to 28.8% of net revenue in the first six months of fiscal 1999 from 30.0% of net revenue in the first six months of fiscal 1998. The decrease as a percentage of net revenue is primarily due to leveraging certain expenses against the higher revenue base. The increase in expenses to $217,102 in fiscal 1999 from $119,557 in fiscal 1998 is principally due to increased volume related expenses to support the higher revenue as well as increased depreciation and amortization. Included in selling, general and administrative expenses is goodwill amortization of $14,387 in the six months ended September 30, 1998.

  The Company incurred interest expense, net of interest income, of $15,898 in the first six months of fiscal 1999 and generated net interest income of $2,881 in the corresponding period of last year. Interest expense in the current year includes interest on the debt incurred in connection with the Acquisition.

  The provision for income taxes has decreased to 29.2% of income before taxes in the six month period ended September 30, 1998 from 33.9% in the corresponding period last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject, together with the effects of the special charges which are tax effected at a higher rate than the Company's weighted average tax rate.

  THREE MONTHS ENDED SEPTEMBER 30

  The following table sets forth the Condensed Consolidated Statements of Operations data as well as the Pro Forma Statements of Operations data (which are disclosed in Note 2 to the Condensed Consolidated Financial Statements) for the three months ended September 30, as a percentage of net revenue.


                                                                           Three Months Ended September 30,
                                                                           --------------------------------
                                                                   Actual        Pro Forma                Actual
                                                                   ------        ---------                ------
                                                                    1998           1997           1998            1997
                                                                    ----           ----           ----            ----
Net revenue.................................................        100.0%         100.0%         100.0%          100.0%
Cost of goods sold..........................................         53.5           52.7           53.5            51.1
                                                                    -----          -----          -----           -----
Gross profit................................................         46.5           47.3           46.5            48.9

Depreciation and amortization...............................          4.3            5.3            4.3             3.3
Other SG&A expenses.........................................         22.4           23.2           22.4            24.7
                                                                    -----          -----          -----           -----
Total SG&A expenses.........................................         26.7           28.5           26.7            28.0
                                                                    -----          -----          -----           -----

Income from operations......................................         19.8           18.8           19.8            20.9
Interest income (expense), net..............................         (2.2)          (3.4)          (2.2)            0.5
                                                                    -----          -----          -----           -----

Income before taxes........................................          17.6           15.4           17.6            21.4
Provision for income taxes.................................           5.4            4.6            5.4             7.2
                                                                    -----          -----          -----           -----

Net income.................................................          12.2           10.8           12.2            14.2
                                                                    =====          =====          =====           =====

    Three months ended September 30, 1998 (Actual) compared to three months ended September 30, 1997 (Pro Forma)

  The following is a discussion of the Company's actual results of operations for the quarter ended September 30, 1998 compared to the pro forma quarter ended September 30, 1997, that is, assuming the Acquired Companies had been combined with the Company for the entire quarter ended September 30, 1997. The pro forma financial information is derived by applying pro forma adjustments to the historical financial statements of the Company and the Acquired Companies. The pro forma adjustments consist of (a) the elimination of certain revenues, cost of goods sold and royalty expense, (b) amortization of intangible assets, principally over 40 years, (c) incremental interest and other expenses and (d) applicable income tax effects. These pro forma results are not necessarily indicative of the results that would have occurred had the businesses been combined for the periods indicated.

   Net revenue increased to $465,324 in the second quarter of fiscal 1999 from $335,933 in the corresponding quarter of fiscal 1998, an improvement of 38.5%. This increase is due to increases in each of the Company's operating divisions, as outlined below.

                                                 Three Months Ended September 30,
                                                 --------------------------------
                                                     1998                 1997          % Increase
                                                     ----                 ----          ----------
     Wholesale.................................    $391,434            $267,112            46.5%
     Retail....................................      59,815              54,948             8.9%
     Licensing.................................      14,075              11,172            26.0%
     Other non-recurring.......................        --                 2,701             --
                                                   --------            --------            -----
     Total..................................       $465,324            $335,933            38.5%
                                                   ========            ========           ======

   The Wholesale increase consists of increases in menswear sales of 15.2% (to $211,894 from $183,973), womenswear sales of 139.3% (to $112,384 from $46,961)
and childrenswear sales of 85.6% (to $67,156 from $36,178). Each of these improvements is due to volume increases which resulted primarily from increased
sales to existing customers.   The increased sales to existing customers is
principally due to the expansion of the in-store shop and fixtured area program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured. Revenues in the womenswear division increased in part due to the introduction of the junior jeans line in Fall, 1998, while sales in the childrenswear division benefited from the introduction of infants and toddlers in Holiday, 1997.

   The improvement in the Company's Retail division is due to an increase in the number of stores offset by a decrease in sales of existing stores. At September 30, 1998, the Company operated 74 retail stores as compared to 59 stores at September 30, 1997. Retail stores opened since September 30, 1997 contributed $12,289 of net revenue during the quarter ended September 30, 1998.

   Revenue from the Licensing division, which consists of licensing royalties and buying agency commissions, increased principally due to a general increase in sales of existing licensed products and buying agency services.

   Other non-recurring revenue consists of sales of Pepe brand product as well as product sales of the jeanswear buying office, each of which will not recur prospectively.

   Gross profit as a percentage of net revenue decreased to 46.5% in the second quarter of fiscal 1999 from 47.3% in the second quarter of fiscal 1998. This decrease is primarily due to the decreased proportion of revenue from the Retail and Licensing divisions following the Acquisition, each of which produces higher margins than the Company's consolidated total. In addition, the Wholesale division's margin was adversely affected by the sale of certain residual prior season goods through normal channels at margins which were lower than the normal wholesale margin.

   Selling, general and administrative expenses decreased to 26.7% of net revenue in the second quarter of fiscal 1999 from 28.5% of net revenue in the first quarter of fiscal 1998. The decrease as a percentage of net revenue is primarily due to leveraging certain expenses against the higher revenue base. The increase in expenses to $124,236 in fiscal 1999 from $95,786 in fiscal 1998 is principally due to increased volume related expenses to support the higher revenue as well as increased depreciation and amortization. Included in selling, general and administrative expenses is goodwill amortization of $8,632 and $9,052 in the quarters ended September 30, 1998 and 1997, respectively.

   Interest expense, net of interest income, has decreased to $10,477 in the second quarter of fiscal 1999 from $11,446 in the corresponding quarter of last year. Interest expense includes interest on the debt incurred in connection with the Acquisition. The decrease from 1998 to 1999 is primarily due to improved cash flow and, therefore, lower borrowing levels of both the Company and the Acquired Companies.

   The provision for income taxes has increased to 30.7% of income before taxes in the quarter ended September 30, 1998 from 30.2% in the corresponding quarter last year. This increase was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject.


       Three months ended September 30, 1998 (Actual) compared to three months ended September 30, 1997 (Actual)

   Net revenue increased to $465,324 in the second quarter of fiscal 1999 from $224,546 in the corresponding quarter of fiscal 1998, an improvement of 107.2%. This increase is due to increases in the Company's Wholesale and Retail divisions, partially offset by a decrease in the Licensing division, as outlined below.

                                                  Three Months Ended September 30,
                                                  --------------------------------
                                                    1998                  1997          % Increase
                                                    ----                  ----          ----------
     Wholesale..............................     $391,434               $153,260          155.4%
     Retail.................................       59,815                 54,948            8.9%
     Licensing..............................       14,075                 16,338          (13.9)%
                                                 --------               --------          ------
     Total..................................     $465,324               $224,546          107.2%
                                                 ========               ========          ======

   The Wholesale increase is due to volume increases which resulted from the Acquisition and from increased sales to existing customers. This increase is principally attributed to the change in status of Pepe USA and TH Canada, which contributed to the Company in the form of royalty income for the quarter ended September 30, 1997, compared to wholesale revenue in the quarter ended September 30, 1998. A comparison of Wholesale revenue components after adjusting for these changes is made in the previous section of Management's Discussion and Analysis.

   The improvement in the Company's Retail division is due to an increase in the number of stores offset by a decrease in sales of existing stores. At September 30, 1998, the Company operated 74 retail stores as compared to 59 stores at September 30, 1997. Retail stores opened since September 30, 1997 contributed $12,289 of net revenue during the quarter ended September 30, 1998.

  Revenue from the Licensing division, which consists of licensing royalties and buying agency commissions, decreased due to the change in status of Pepe USA and TH Canada mentioned above offset, in part, by a general increase in sales of existing licensed products and buying agency services

   Gross profit as a percentage of net revenue decreased to 46.5% in the second quarter of fiscal 1999 from 48.9% in the second quarter of fiscal 1998. This decrease is primarily due to the decreased proportion of revenue from the Retail and Licensing divisions following the Acquisition, each of which produces higher margins than the Company's consolidated total. In addition, the Wholesale division's margin was adversely affected by the sale of certain residual prior season goods through normal channels at margins which were lower than the normal wholesale margin.

   Selling, general and administrative expenses decreased to 26.7% of net revenue in the second quarter of fiscal 1999 from 28.0% of net revenue in the second quarter of fiscal 1998. The decrease as a percentage of net revenue is primarily due to leveraging certain expenses against the higher revenue base. The increase in expenses to $124,236 in fiscal 1999 from $62,913 in fiscal 1998 is principally due to increased volume related expenses to support the higher revenue as well as increased depreciation and amortization. Included in selling, general and administrative expenses is goodwill amortization of $8,632 in the quarter ended September 30, 1998.

   The Company incurred interest expense, net of interest income, of $10,477 in the second quarter of fiscal 1999 and generated net interest income of $1,311 in the corresponding quarter of last year. Interest expense in the current year includes interest on the debt incurred in connection with the Acquisition.

  The provision for income taxes has decreased to 30.7% of income before taxes in the quarter ended September 30, 1998 from 33.7% in the corresponding quarter last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary ongoing funding requirements are to finance working capital and the continued growth of the business. Principally, this includes the purchase of inventory in anticipation of increased sales of the wholesale and retail divisions as well as capital expenditures related to the expansion of the Company's in-store shop and fixtured area program and additional retail stores. The Company's sources of liquidity are cash on hand, cash from operations and the Company's available credit. Additionally, the Company required financing in May 1998 to acquire its womenswear, jeanswear and Canadian licensees as discussed further below.

   The Company's cash and cash equivalents balance decreased from $157,051 at March 31, 1998 to $79,251 at September 30, 1998. This represented an overall decrease of $77,800 due primarily to cash used in connection with the Acquisition and for seasonal working capital requirements offset, in part, by the issuance of long-term debt. A detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

  Capital expenditures were $33,583 during the six months ended September 30, 1998. Significant capital expenditures included additions related to the Company's in-store shop and fixtured area expansion program.

  At September 30, 1998, accrued expenses and other current liabilities included $35,356 of open letters of credit for inventory purchased. Additionally, at September 30, 1998, TH USA was contingently liable for unexpired bank letters of credit of $74,497 related to commitments of TH USA to suppliers for the purchase of inventories and leases.

  On May 8, 1998, the Company, through its wholly owned subsidiaries, acquired its womenswear, jeanswear and Canadian licensees for an aggregate purchase price of $755,760 in cash and 9,045,930 Ordinary Shares of the Company. The cash portion of the purchase price was funded from a combination of debt financing and cash on hand. The debt financing portion of the purchase price consisted of $250,000 of the 2003 Notes, $200,000 the 2008 Notes and $200,000 of term loan borrowings pursuant to the New Credit Facilities. The Notes were issued by TH USA and guaranteed by THC. Following the announcement of the proposed Acquisition on February 1, 1998, the Company sold U.S. Treasury futures contracts to protect against the potential increase in interest rates between the announcement and the closing date of the Acquisition. These transactions resulted in deferred gains of approximately $3,737 which will be amortized over the respective terms of the Notes to reduce the effective interest rate. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

  The New Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility which was borrowed by TH USA in connection with the Acquisition. The revolving credit facility, which accrues interest at varying interest rates, will be available for letters of credit, working capital and other general corporate purposes. There were no direct borrowings outstanding under the revolving credit facility at September 30, 1998. The New Credit Facilities replaced the Company's secured revolving credit agreement, which had been in place since April 1, 1996. The Company's Canadian subsidiary is financed under a separate revolving credit facility under which $6,620 was outstanding at September 30, 1998.

  Borrowings under the term loan facility bear interest at varying rates (6.375% as of September 30, 1998) and are repayable in quarterly installments as follows: $40,000 in the 12-month period ending March 31, 2000, $50,000 in each of the next two succeeding 12-month periods and $60,000 in the next succeeding 12-month period.

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

   The Company was in compliance with all covenants in respect of the Notes and the New Credit Facilities as of September 30, 1998.

  Cash requirements in fiscal 1999 will primarily include working capital and capital expenditures relating to the in-store shop and fixtured area programs and the opening of additional retail stores, including a flagship store in London. The Company expects fiscal 1999 capital expenditures to approximate $100,000. The Company intends to fund such cash requirements for fiscal 1999 and future years from available cash balances, internally generated funds and borrowings available under the New Credit Facilities. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

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

   The operations of the Company's Canadian business and certain international licensees are conducted principally in local foreign currencies. The Company therefore has certain exposure to U.S. dollar purchases by its Canadian subsidiary, as well as to rate fluctuations upon conversion of Canadian earnings and foreign royalties into U.S. dollars. The Company attempts to protect against the adverse effects of such fluctuations, where potentially significant, principally through selective use of forward foreign currency contracts.

YEAR 2000

  During the year ended March 31, 1998, the Company initiated a comprehensive program to evaluate and address the impact of the year 2000 on its operations and those of the Acquired Companies in order to ensure that its computer systems properly recognize calendar year 2000. This program included steps to identify each item or element that will require date code remediation and make appropriate modifications to ensure a seamless transition to the year 2000. The Company expects the major portion of its internal date remediation activity to be completed in 1998.

  The Company is using internal staff resources to accomplish most of this activity and estimates that the cost will not exceed $500,000. Certain other costs, which will be capitalized, represent investment in new hardware and software systems upgrades, the timing of which was planned to coincide with the integration of the Acquired Companies. Principal among these is a new investment in packaged financial systems software to which the Company and its subsidiaries will convert by early 1999. Such costs represent only a nominal percentage of planned capital expenditures. The estimate of costs of the Year 2000 compliance effort and the timetable for internal Year 2000 modifications are management's best estimates. There can be no guarantee that these estimates will prove accurate and actual results could differ from the estimates. Based upon progress to date, however, the Company believes that it is unlikely that actual results would differ significantly from the estimates.

  The Company has also begun to correspond with significant suppliers, customers, transportation carriers and general service providers whose computer systems' functionality could impact the Company and in particular its ability to schedule forward production and procurement of merchandise from suppliers and to fulfill customer orders. These communications will facilitate coordination of Year 2000 conversions and will additionally permit the Company to determine its exposure to the failure of third parties to address their own Year 2000 issues.

  Although the Company is not aware of any material issues that would impede its ability to prepare its internal systems for the year 2000, and therefore has not prepared a contingency plan, there can be no assurance that the systems of other companies on which the Company's processes rely will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an adverse impact on the Company's operations. The need for contingency plans in this regard will continue to be assessed.

  The foregoing commentary should be considered to fall within the coverage of the "Safe Harbor Statement" under the Private Securities Litigation Reform Act of 1995 included in this report.

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


ITEM 1--LEGAL PROCEEDINGS

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


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On November 2, 1998, the Company held its Annual Meeting of Shareholders at PricewaterhouseCoopers, Price Waterhouse Centre, Lower Collymore Rock, Bridgetown, St. Michael, Barbados. There were a total of 46,861,878 Ordinary Shares entitled to vote, in person or by proxy, at the meeting.

  The following matters were voted upon and approved at the meeting:

  (i) the election of three directors to the Board of Directors of the Company for a term to expire at the 2001 Annual Meeting of Shareholders;

  (ii) a proposal to renew the Tommy Hilfiger U.S.A., Inc. Supplemental Executive Incentive Compensation Plan; and

  (iii) a proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's auditors for the fiscal year ending March 31, 1999.

  With respect to the election of the directors, the following votes were cast:

      Nominee              For          Withheld Authority
      -------              ---          ------------------

   Joel J. Horowitz    36,557,921             111,789
   Ronald K.Y. Chao    36,558,599             111,111
   Simon Murray        36,360,314             309,396

  With respect to the renewal of the Tommy Hilfiger U.S.A., Inc. Supplemental Executive Incentive Compensation Plan, a total of 22,027,391 votes were cast in favor of the proposal, 10,724,696 votes were cast against and 47,811 votes abstained. There were 3,869,812 broker non-votes with respect to this proposal.

  With respect to the ratification of PricewaterhouseCoopers LLP as auditors, a total of 36,623,733 votes were cast in favor of the proposal, 26,744 votes were cast against and 19,233 votes abstained.


ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  10.  Material Contracts

   (a) Tommy Hilfiger U.S.A., Inc. Supplemental Executive Incentive Compensation Plan (previously filed as Exhibit A to the Company's Proxy Statement dated September 25, 1998 and incorporated herein by reference).

   (b) Amendment No. 2, dated as of August 7, 1998, to Amended and Restated Employment Agreement, dated as of June 30, 1992, by and between Tommy Hilfiger U.S.A., Inc. and Joel Horowitz.

   (c) Amendment No. 2, dated November 2, 1998, to Consulting Agreement, dated April 1, 1991, between Polostro Limited and Tommy Hilfiger (Eastern Hemisphere) Limited.

   (d) First Amendment, dated September 14, 1998, to License Agreement, dated June 24, 1996, between Tommy Hilfiger Licensing, Inc. and Novel-ITC Licensing Limited.

  11.  Computation of Net Income Per Ordinary Share

  27.  Financial Data Schedule

(b)  Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the three months ended September 30, 1998.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                  Tommy Hilfiger Corporation


Date: November 11, 1998           By: /s/  Joel J. Horowitz
      -----------------                    ----------------------------
                                           Joel J. Horowitz
                                           Chief Executive Officer and President
                                           Tommy Hilfiger Corporation


Date: November 11, 1998           By: /s/  Joseph Scirocco
      -----------------                    ---------------------------
                                           Joseph Scirocco
                                           Principal Accounting Officer
                                           Tommy Hilfiger Corporation

                                 EXHIBIT INDEX
Exhibit
Number                      Description
------                      -----------


10.     Material Contracts

        (a) Tommy Hilfiger U.S.A., Inc. Supplemental Executive Incentive Compensation Plan (previously filed as Exhibit A to the Company's Proxy Statement dated September 25, 1998 and incorporated herein by reference).

        (b) Amendment No. 2, dated as of August 7, 1998, to Amended and Restated Employment Agreement, dated as of June 30, 1992, by and between Tommy Hilfiger U.S.A., Inc. and Joel Horowitz.

        (c) Amendment No. 2, dated November 2, 1998, to Consulting Agreement, dated April 1, 1991, between Polostro Limited and Tommy Hilfiger (Eastern Hemisphere) Limited.

        (d) First Amendment, dated September 14, 1998, to License Agreement, dated June 24, 1996, between Tommy Hilfiger Licensing, Inc. and Novel-ITC Licensing Limited.

11.     Computation of Net Income Per Ordinary Share

27.     Financial Data Schedule