Form 10-Q
period 1998-12-31
HILFIGER TOMMY CORP
filed 1999-02-11
CIK 888747

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
                                              -----------------

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

                                                Yes      X         NO______
                                                       -----

      Ordinary Shares, $0.01 par value per share, outstanding as of January 31, 1999: 47,045,648

                          TOMMY HILFIGER CORPORATION
                              INDEX TO FORM 10-Q
                               December 31, 1998

PART I - FINANCIAL INFORMATION                                                                                Page
                                                                                                              ----
Item 1    Financial Statements

          Condensed Consolidated Balance Sheets as of December 31, 1998 and March 31, 1998...............        3

          Condensed Consolidated Statements of Operations for the nine months ended December 31,
             1998 and 1997 and the three months ended December 31, 1998 and 1997.........................        4

          Condensed Consolidated Statements of Cash Flows for the nine months ended December 31,
             1998 and 1997...............................................................................        5

          Condensed Consolidated Statements of Changes in Shareholders' Equity for the nine months
             ended December 31, 1998 and the year ended March 31, 1998...................................        6

          Notes to Condensed Consolidated Financial Statements...........................................        7

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations..........       11

PART II - OTHER INFORMATION

Item 1    Legal Proceedings..............................................................................       19

Item 6    Exhibits and Reports on Form 8-K...............................................................       19

Signatures...............................................................................................       20

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS

                          TOMMY HILFIGER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   AS OF DECEMBER 31,       AS OF MARCH 31,
                                                                                          1998                   1998
                                                                                          ----                   ----
                                                                                      (UNAUDITED)
ASSETS
Current assets
    Cash and cash equivalents..............................................            $  189,884               $157,051
    Accounts receivable....................................................               146,098                104,732
    Inventories............................................................               238,268                150,947
    Other current assets...................................................                38,176                 25,554
                                                                                       ----------               --------

       Total current assets................................................               612,426                438,284

Property and equipment, at cost, less accumulated
   depreciation and amortization...........................................               221,228                160,089
Intangible and other assets, net of accumulated amortization...............             1,287,370                 19,637
                                                                                       ----------               --------

       Total Assets........................................................            $2,121,024               $618,010
                                                                                       ==========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Short-term borrowings..................................................            $      940               $     --
    Current portion of long-term debt......................................                30,000                     --
    Accounts payable.......................................................                21,810                 16,201
    Accrued expenses and other current liabilities.........................               159,342                 76,197
                                                                                       ----------               --------

       Total current liabilities...........................................               212,092                 92,398

Long-term debt.............................................................               619,214                     --
Deferred tax and other liabilities.........................................               249,606                  6,550
Shareholders' equity
    Preference Shares, $0.01 par value-shares authorized 5,000,000;
       none issued.........................................................                    --                     --
    Ordinary Shares, $0.01 par value-shares authorized 75,000,000;
       issued and outstanding 47,045,648 and 37,557,934, respectively......                   470                    376
    Capital in excess of par value.........................................               567,751                173,416
    Retained earnings......................................................               472,679                345,195
    Cumulative translation adjustment......................................                  (788)                    75
                                                                                       ----------               --------

       Total shareholders' equity..........................................             1,040,112                519,062
                                                                                       ----------               --------

Commitments and contingencies

       Total Liabilities and Shareholders' Equity..........................            $2,121,024               $618,010
                                                                                       ==========               ========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                          TOMMY HILFIGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)                                                           FOR THE NINE MONTHS      FOR THE THREE MONTHS
                                                                            ENDED                     ENDED
                                                                         DECEMBER 31,              DECEMBER 31,
                                                                         ------------              ------------
                                                                     1998           1997         1998         1997
                                                                     ----           ----         ----         ----
Net revenue...................................................   $1,216,213       $644,385     $463,233       $246,104
Cost of goods sold............................................      650,182        337,671      248,416        130,801
                                                                 ----------       --------     --------       --------

Gross profit..................................................      566,031        306,714      214,817        115,303

Depreciation and amortization.................................       58,177         21,692       21,241          7,196
Other selling, general and administrative expenses............      281,567        160,784      101,401         55,723
Special charges...............................................       19,800             --           --             --
                                                                 ----------       --------     --------       --------

Total expenses................................................      359,544        182,476      122,642         62,919

Income from operations........................................      206,487        124,238       92,175         52,384

Interest expense..............................................       29,044          1,049       10,897            355
Interest income...............................................        3,632          5,127        1,383          1,552
                                                                 ----------       --------     --------       --------

Income before income taxes....................................      181,075        128,316       82,661         53,581

Provision for income taxes....................................       53,591         42,534       24,902         17,200
                                                                 ----------       --------     --------       --------

Net income....................................................   $  127,484       $ 85,782     $ 57,759       $ 36,381
                                                                 ==========       ========     ========       ========

Earnings per share:

Basic earnings per share......................................   $     2.78       $   2.30     $   1.23       $    .97
                                                                 ==========       ========     ========       ========

Weighted average shares outstanding...........................       45,807         37,333       46,944         37,387
                                                                 ==========       ========     ========       ========

Diluted earnings per share....................................   $     2.75       $   2.26     $   1.22       $    .96
                                                                 ==========       ========     ========       ========

Weighted average shares and share equivalents outstanding.....       46,295         37,918       47,278         37,898
                                                                 ==========       ========     ========       ========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                          TOMMY HILFIGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

(UNAUDITED)                                                                     FOR THE NINE MONTHS ENDED
                                                                                       DECEMBER  31,
                                                                                       -------------
                                                                                   1998             1997
                                                                                   ----             ----
Cash flows from operating activities
 Net income................................................................     $ 127,484         $ 85,782
 Adjustments to reconcile net income to net cash from
  operating activities
    Depreciation and amortization..........................................        58,594           21,692
    Deferred taxes.........................................................        (4,083)              --
    Provision for special charges..........................................        19,800               --
    Write-off of property and equipment....................................           379               --
    Changes in operating assets and liabilities
      Decrease (increase) in assets
         Accounts receivable...............................................        15,977          (11,468)
         Inventories.......................................................       (20,896)         (33,592)
         Other assets......................................................        14,573               (3)
      Increase (decrease) in liabilities
        Accounts payable...................................................       (11,573)          10,791
        Accrued expenses and other liabilities.............................       (13,608)           8,791
    Net cash provided by operating activities..............................     ---------         --------
                                                                                  186,647           81,993
                                                                                ---------         --------

Cash flows from investing activities
 Purchases of property and equipment.......................................       (57,483)         (49,993)
 Purchases of investments..................................................            --          (20,000)
 Maturities of investments.................................................            --           20,000
 Acquisition of businesses, net of cash acquired...........................      (736,508)              --
                                                                                ---------         --------
    Net cash used in investing activities..................................      (793,991)         (49,993)
                                                                                ---------         --------

Cash flows from financing activities
 Proceeds from issuance of long-term debt..................................       649,151               --
 Payments on long-term debt................................................       (10,000)          (1,510)
 Proceeds from the exercise of employee stock options......................        11,435            3,886
 Tax benefit from exercise of stock options................................         5,479            1,334
 Short-term bank borrowings (repayments)...................................       (15,025)           3,343
 Other.....................................................................          (863)             (50)
                                                                                ---------         --------
    Net cash provided by financing activities..............................       640,177            7,003
                                                                                ---------         --------

    Net increase in cash...................................................        32,833           39,003
Cash and cash equivalents, beginning of period.............................       157,051          109,908
                                                                                ---------         --------

Cash and cash equivalents, end of period...................................     $ 189,884         $148,911
                                                                                =========         ========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                          TOMMY HILFIGER CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                CAPITAL
                                                               IN EXCESS              CUMULATIVE       TOTAL
                                                    ORDINARY    OF PAR    RETAINED   TRANSLATION   SHAREHOLDERS'
                                                     SHARES      VALUE    EARNINGS    ADJUSTMENT      EQUITY
                                                     ------      -----    --------    ----------      ------
BALANCE, MARCH 31, 1997                             $  372     $ 165,032  $ 232,015     $   45     $   397,464
      Comprehensive income.......................                           113,180         30         113,210
      Exercise of employee stock options.........        4         5,681                                 5,685
      Tax benefits from exercise of stock
           options...............................                  2,703                                 2,703
                                                    ------     ---------  ---------     ------     -----------
BALANCE, MARCH 31, 1998                                376       173,416    345,195         75         519,062
      Comprehensive income.......................                           127,484       (863)        126,621
      Issuance of shares
        in connection with the Acquisition.......       90       377,425                               377,515
      Exercise of employee stock options.........        4        11,431                                11,435
      Tax benefits from exercise of stock
        options..................................                  5,479                                 5,479
                                                    ------     ---------  ---------     ------     -----------
BALANCE, DECEMBER 31, 1998 (UNAUDITED)...........   $  470     $ 567,751  $ 472,679      ($788)    $ 1,040,112
                                                    ======     =========  =========     ======     ===========

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

   Operating results for the nine month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

   The financial statements as of and for the nine month and the three month periods ended December 31, 1998 and 1997 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 1998, as presented, has been prepared from the Consolidated Balance Sheet as of March 31, 1998 included in the Company's Form 10-K.

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

   Purchase price allocation

   The Acquisition has been accounted for as a purchase and, accordingly, the operating results of the Acquired Companies are included in the consolidated results of the Company from the date of the Acquisition. The purchase price has been allocated as follows:

          Cash................................................   $   19,252
          Accounts receivable.................................       57,343
          Inventories.........................................       67,723
          Other current assets................................       13,359
          Property and equipment..............................       49,212
          Intangible assets, including goodwill...............    1,307,376
          Other assets........................................        1,075
          Short-term bank borrowings..........................      (15,965)
          Accounts payable....................................      (17,183)
          Accrued expenses and other current liabilities......      (51,457)
          Long-term debt......................................      (10,000)
          Deferred tax liability..............................     (252,320)
          Other liabilities...................................       (2,176)
                                                                 ----------

          Total purchase price                                   $1,166,239
                                                                 ==========

   Pro forma results

   The pro forma combined condensed results of operations of the Company and the Acquired Companies for the nine months ended December 31, 1998 and 1997 and the three months ended December 31, 1998 and 1997, after giving effect to certain pro forma adjustments, are as follows:

                                                    Nine Months Ended                  Three Months Ended
                                                    -----------------                  ------------------
                                                       December 31,                        December 31,
                                                       ------------                        ------------
                                                  1998               1997             1998                1997
                                                  ----               ----             ----                ----
                                                                                    (Actual)
     Net revenue...........................       $1,264,663       $949,539         $463,233            $358,962

     Gross profit..........................          588,222        442,346          214,817             164,843

     Income from operations................          216,295        166,200           92,175              67,213

     Net income............................          131,217         92,005           57,759              38,604

     Diluted earnings per share............            $2.77          $1.96            $1.22                $.82

     Weighted average shares and share
          equivalents outstanding..........           47,289         46,964           47,278              46,944

   The pro forma net income and diluted earnings per share, before special, acquisition-related charges of $19,800 taken in the quarter ended June 30, 1998, for the nine months ended December 31, 1998 and 1997 are as follows:

                                               Nine Months Ended
                                               -----------------
                                                  December 31,
                                                  ------------
                                               1998          1997
                                               ----          ----
     Net income............................  $143,097      $92,005

     Diluted earnings per share............  $   3.03      $  1.96

   The foregoing pro forma statement of operations data assumes that the Acquisition took place as of the beginning of each fiscal year. The results also reflect (a) the elimination of certain revenues, cost of goods sold and royalty expense, (b) amortization of intangible assets, principally over 40 years, (c) incremental interest and other expenses and (d) applicable income tax effects.

   On a combined pro forma basis, components of the Company's net revenue for the nine months ended December 31, 1998 and 1997 and the three months ended December 31, 1998 and 1997 are as follows:

                                                 Nine Months Ended      Three Months Ended
                                                 -----------------      ------------------
                                                    December 31,           December 31,
                                                    ------------           ------------
                                                   1998        1997       1998       1997
                                                   ----        ----       ----       ----
                                                                       (Actual)
     Wholesale:
       Menswear.............................    $  601,425   $524,434   $214,251    $189,383
       Womenswear...........................       294,276    123,256    110,375      44,865
       Childrenswear........................       154,996     96,971     50,849      39,500
                                                ----------   --------   --------    --------
     Total Wholesale........................     1,050,697    744,661    375,475     273,748
     Retail.................................       173,215    161,972     72,165      70,871
     Licensing..............................        40,751     30,210     15,593      11,550
     Other non-recurring....................            --     12,696         --       2,793
                                                ----------   --------   --------    --------
     Total net revenue......................    $1,264,663   $949,539   $463,233    $358,962
                                                ==========   ========   ========    ========

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

NOTE 3 - INVENTORIES

  Inventories are summarized as follows:

                                                                    December 31, 1998       March 31, 1998
                                                                    -----------------       --------------
     Finished Goods.................................                      $234,266                $148,488
     Raw Materials..................................                         4,002                   2,459
                                                                          --------                --------
                                                                          $238,268                $150,947
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

  The New Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility which was borrowed by TH USA in connection with the Acquisition. The revolving credit facility, which accrues interest at varying interest rates, will be available for letters of credit, working capital and other general corporate purposes. There were no direct borrowings outstanding under the revolving credit facility at December 31, 1998. The New Credit Facilities replaced the Company's secured revolving credit agreement which had been in place since April 1, 1996. The Company's Canadian subsidiary is financed under a separate revolving credit facility under which $940 was outstanding at December 31, 1998.

   Borrowings under the term loan facility bear interest at varying rates (weighted average rate of 5.81% as of December 31, 1998) and are repayable in quarterly installments as follows: $40,000 in the 12-month period ending March 31, 2000, $50,000 in each of the next two succeeding 12-month periods and $60,000 in the next succeeding 12-month period.

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

   The Company was in compliance with all covenants in respect of the Notes and the New Credit Facilities as of December 31, 1998.

NOTE 5 - SUMMARIZED FINANCIAL INFORMATION

   The following presents summarized financial information of TH USA, a wholly owned subsidiary of THC, and its consolidated subsidiaries, as of December 31, 1998 and March 31, 1998 and for each of the nine months and three months ended December 31, 1998 and 1997. TH USA is the issuer and THC is the guarantor of the Notes. The Company has not presented separate financial statements and other disclosures concerning TH USA because management has determined that such information is not material to holders of the Notes.


                                                                          December 31, 1998  March 31, 1998
                                                                          -----------------  --------------
          Current assets..................................                      547,692           $354,128
          Noncurrent assets...............................                    1,480,536            179,556
          Current liability due to THC....................                       39,178             28,669
          Other current liabilities.......................                      201,507             89,197
          Noncurrent liability due to THC.................                      785,197            216,651
          Other noncurrent liabilities....................                      864,176              6,550

                                                             Nine Months Ended                     Three Months Ended
                                                             -----------------                     ------------------
                                                                December 31,                          December 31,
                                                                ------------                          ------------
                                                          1998               1997               1998               1997
                                                          ----               ----               ----               ----
Net revenue......................................      $1,208,205           $638,025           $460,819           $243,611
Gross profit.....................................         542,395            294,308            206,396            112,083
Net income (loss)................................          59,922             70,483             20,538             37,460

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

RESULTS OF OPERATIONS

   NINE MONTHS ENDED DECEMBER 31

   The following table sets forth the Condensed Consolidated Statements of Operations data as well as the Pro Forma Statements of Operations data (which are disclosed in Note 2 to the Condensed Consolidated Financial Statements) for the nine months ended December 31, as a percentage of net revenue.

                                                                   Nine Months Ended December 31,
                                                                 -----------------------------------
                                                                      Pro Forma           Actual
                                                                 -----------------    --------------
                                                                    1998      1997     1998    1997
                                                                 ----------  -------  ------  ------

Net revenue...............................................          100.0%   100.0%  100.0%  100.0%
Cost of goods sold........................................           53.5     53.4    53.5    52.4
                                                                    -----    -----   -----   -----
Gross profit..............................................           46.5     46.6    46.5    47.6

Depreciation and amortization.............................            4.9      5.6     4.8     3.4
Other SG&A expenses.......................................           22.9     23.5    23.1    24.9
                                                                    -----    -----   -----   -----
SG&A expenses before special charges......................           27.8     29.1    27.9    28.3
Special charges...........................................            1.6       --     1.6      --
                                                                    -----    -----   -----   -----
Total SG&A expenses.......................................           29.4     29.1    29.5    28.3
                                                                    -----    -----   -----   -----

Income from operations...................................            17.1     17.5    17.0    19.3
Interest income (expense), net...........................            (2.4)    (3.6)   (2.1)    0.6
                                                                    -----    -----   -----   -----

Income before taxes......................................            14.7     13.9    14.9    19.9
Provision for income taxes...............................             4.3      4.2     4.4     6.6
                                                                    -----    -----   -----   -----

Net income...............................................            10.4      9.7    10.5    13.3
                                                                    =====    =====   =====   =====

     Nine months ended December 31, 1998 (Pro Forma) compared to nine months ended December 31, 1997 (Pro Forma)

   The following discussion of the Company's results of operations for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997 is presented on a pro forma basis, assuming the Acquired Companies had been combined with the Company for each of the entire nine month periods. The pro forma financial information is derived by applying pro forma adjustments to the historical financial statements of the Company and the Acquired Companies. The pro forma adjustments consist of (a) the elimination of certain revenues, cost of goods sold and royalty expense, (b) amortization of intangible assets, principally over 40 years, (c) incremental interest and other expenses and (d) applicable income tax effects. These pro forma results are not necessarily indicative of the results that would have occurred had the businesses been combined for the periods indicated.

   Net revenue increased to $1,264,663 in the nine months ended December 31, 1998 from $949,539 in the corresponding period of fiscal 1998, an improvement of 33.2%. This increase is due to increases in each of the Company's operating divisions, as outlined below.

                                                Nine Months Ended December 31,
                                               ------------------------------
                                                 1998      1997      % Increase
                                                 ----      ----      ----------
     Wholesale..............................   $1,050,697  $744,661     41.1%
     Retail.................................      173,215   161,972      6.9%
     Licensing..............................       40,751    30,210     34.9%
     Other non-recurring....................           --    12,696       --
                                               ----------  --------     ----
     Total..................................   $1,264,663  $949,539     33.2%
                                               ==========  ========     ====

   The Wholesale increase consists of increases in menswear sales of 14.7% (to $601,425 from $524,434), womenswear sales of 138.8% (to $294,276 from $123,256)
and childrenswear sales of 59.8% (to $154,996 from $96,971). Each of these improvements is due to volume increases which resulted primarily from increased sales to existing customers. The increased sales to existing customers is principally due to the expansion of the in-store shop and fixtured area program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured. Revenues in the womenswear division increased in part due to the introduction of the junior jeans line in Fall, 1998, while sales in the childrenswear division benefited from the introduction of infants and toddlers in Holiday, 1997.

   The improvement in the Company's Retail division is due to an increase in the number of stores, partially offset by a decrease in sales at existing stores.
At December 31, 1998, the Company operated 82 retail stores as compared to 64 stores at December 31, 1997. Retail stores opened since December 31, 1997 contributed $23,964 of net revenue during the nine months ended December 31, 1998.

   Revenue from the Licensing division, which consists of licensing royalties and buying agency commissions, increased due to a general increase in sales of existing licensed products and buying agency services and the incremental revenue associated with newly licensed products. Of the increase, $1,711, or 16.2%, was due to products introduced under licenses entered into since December 31, 1997.

   Other non-recurring revenue consists of sales of Pepe brand product as well as product sales of the jeanswear buying office, each of which will not recur prospectively.

   Gross profit as a percentage of net revenue decreased to 46.5% in the first nine months of fiscal 1999 from 46.6% in the first nine months of fiscal 1998. This decrease is primarily due to the decreased proportion of revenue from the Retail and Licensing divisions, each of which produces higher margins than the Company's consolidated total. Partially offsetting this decrease, the Wholesale division's margin was improved during fiscal 1999, despite the adverse effect of the sale of certain residual prior season goods through normal channels at margins which were lower than the normal wholesale margin.

   Selling, general and administrative expenses, before the special charge described below, decreased to 27.8% of net revenue in the first nine months of fiscal 1999 from 29.1% of net revenue in the first nine months of fiscal 1998. The decrease as a percentage of net revenue is primarily due to leveraging certain expenses against the higher revenue base. The increase in expenses to $352,127 in fiscal 1999 from $276,146 in fiscal 1998 is principally due to increased volume related expenses to support the higher revenue as well as increased depreciation and amortization. Included in selling, general and administrative expenses is goodwill amortization of $25,896 and $27,156 in the nine months ended December 31, 1998 and 1997, respectively.

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

   Interest expense, net of interest income, has decreased to $29,758 in the first nine months of fiscal 1999 from $34,387 in the corresponding period of last year. Interest expense includes interest on the debt incurred in connection with the Acquisition. The decrease from fiscal 1998 to fiscal 1999 is primarily due to improved cash flow and, therefore, lower borrowing levels of both the Company and the Acquired Companies.

   The provision for income taxes has decreased to 29.7% of income before taxes in the nine month period ended December 31, 1998 from 30.2% in the corresponding period last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject, together with the effects of the special charges which are tax effected at a higher rate than the Company's weighted average tax rate.

         Nine months ended December 31, 1998 (Actual) compared to nine months ended December 31, 1997 (Actual)

   Net revenue increased to $1,216,213 in the nine months ended December 31, 1998 from $644,385 in the corresponding period of fiscal 1998, an improvement of 88.7%. This increase is due to increases in the Company's Wholesale and Retail divisions, partially offset by a decrease in the Licensing division, as outlined below.

                                                       Nine Months Ended December 31,
                                                    ------------------------------------
                                                    1998           1997       % Increase
                                                    ----           ----       ----------
     Wholesale..............................        $1,000,716     $436,265       129.4%
     Retail.................................           173,215      161,972         6.9%
     Licensing..............................            42,282       46,148        (8.4)%
                                                    ----------     --------       -----
     Total..................................        $1,216,213     $644,385        88.7%
                                                    ==========     ========       =====

   The Wholesale increase is due to volume increases which resulted from the Acquisition and from increased sales to existing customers. This increase is principally attributed to the change in status of Pepe USA and TH Canada, which contributed to the Company in the form of royalty income for the entire nine month period ended December 31, 1997, compared to a combination of royalty income and wholesale revenue (since the Acquisition) in the nine month period ended December 31, 1998. A comparison of Wholesale revenue components after adjusting for these changes is made in the previous section of Management's Discussion and Analysis.

   The improvement in the Company's Retail division is due to an increase in the number of stores, partially offset by a decrease in sales at existing stores.
At December 31, 1998, the Company operated 82 retail stores as compared to 64 stores at December 31, 1997. Retail stores opened since December 31, 1997 contributed $23,964 of net revenue during the nine months ended December 31, 1998.

   Revenue from the Licensing division, which consists of licensing royalties and buying agency commissions, decreased due to the change in status of Pepe USA and TH Canada mentioned above offset, in part, by a general increase in sales of existing licensed products and buying agency services and the incremental revenue associated with newly licensed products. For the fiscal 1999 period, $1,711 of the revenue amount was due to products introduced under licenses entered into since December 31, 1997.

   Gross profit as a percentage of net revenue decreased to 46.5% in the first nine months of fiscal 1999 from 47.6% in the first nine months of fiscal 1998. This decrease is primarily due to the decreased proportion of revenue from the Retail and Licensing divisions following the Acquisition, each of which produce higher margins than the Company's consolidated total. Partially offsetting this decrease, the Wholesale division's margin was improved during fiscal 1999, despite the adverse effect of the sale of certain residual prior season goods through normal channels at margins which were lower than the normal wholesale margin.

   Selling, general and administrative expenses, before the special charge, decreased to 27.9% of net revenue in the first nine months of fiscal 1999 from 28.3% of net revenue in the first nine months of fiscal 1998. The decrease as a percentage of net revenue is primarily due to leveraging certain expenses against the higher revenue base. The increase in expenses to $339,744 in fiscal 1999 from $182,476 in fiscal 1998 is principally due to increased volume related expenses to support the higher revenue as well as increased depreciation and amortization. Included in selling, general and administrative expenses is goodwill amortization of $23,019 in the nine months ended December 31, 1998.

  The Company incurred interest expense, net of interest income, of $25,412 in the first nine months of fiscal 1999 and generated net interest income of $4,078 in the corresponding period of last year. Interest expense in the current year includes interest on the debt incurred in connection with the Acquisition.

  The provision for income taxes has decreased to 29.6% of income before taxes in the nine month period ended December 31, 1998 from 33.1% in the corresponding period last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject, together with the effects of the special charges which are tax effected at a higher rate than the Company's weighted average tax rate.

  THREE MONTHS ENDED DECEMBER 31

  The following table sets forth the Condensed Consolidated Statements of Operations data as well as the Pro Forma Statements of Operations data (which are disclosed in Note 2 to the Condensed Consolidated Financial Statements) for the three months ended December 31, as a percentage of net revenue.


                                                             Three Months Ended December 31,
                                                           ------------------------------------
                                                           Actual    Pro Forma       Actual
                                                           ------    ---------       ------
                                                            1998       1997      1998     1997
                                                            ----       ----      ----     ----
Net revenue..........................................       100.0%     100.0%    100.0%   100.0%
Cost of goods sold...................................        53.6       54.1      53.6     53.1
                                                            -----      -----     -----    -----
Gross profit.........................................        46.4       45.9      46.4     46.9

Depreciation and amortization........................         4.6        5.1       4.6      2.9
Other SG&A expenses..................................        21.9       22.1      21.9     22.7
                                                            -----      -----     -----    -----
Total SG&A expenses..................................        26.5       27.2      26.5     25.6
                                                            -----      -----     -----    -----

Income from operations...............................        19.9       18.7      19.9     21.3
Interest income (expense), net.......................        (2.1)      (3.3)     (2.1)     0.5
                                                            -----      -----     -----    -----

Income before taxes..................................        17.8       15.4      17.8     21.8
Provision for income taxes...........................         5.3        4.6       5.3      7.0
                                                            -----      -----     -----    -----

Net income...........................................        12.5       10.8      12.5     14.8
                                                            =====      =====     =====    =====

       Three months ended December 31, 1998 (Actual) compared to three months ended December 31, 1997 (Pro Forma)

  The following is a discussion of the Company's actual results of operations for the quarter ended December 31, 1998 compared to the pro forma quarter ended December 31, 1997, that is, assuming the Acquired Companies had been combined with the Company for the entire quarter ended December 31, 1997. The pro forma financial information is derived by applying pro forma adjustments to the historical financial statements of the Company and the Acquired Companies. The pro forma adjustments consist of (a) the elimination of certain revenues, cost of goods sold and royalty expense, (b) amortization of intangible assets, principally over 40 years, (c) incremental interest and other expenses and (d) applicable income tax effects. These pro forma results are not necessarily indicative of the results that would have occurred had the businesses been combined for the periods indicated.

   Net revenue increased to $463,233 in the third quarter of fiscal 1999 from $358,962 in the corresponding quarter of fiscal 1998, an improvement of 29.0%. This increase is due to increases in each of the Company's operating divisions, as outlined below.

                                                                 Three Months Ended December 31,
                                                             ----------------------------------------
                                                               1998           1997        % Increase
                                                               ----           ----        -----------
     Wholesale................................               $375,475       $273,748            37.2%
     Retail...................................                 72,165         70,871             1.8%
     Licensing................................                 15,593         11,550            35.0%
     Other non-recurring......................                     --          2,793              --
                                                             --------       --------          ------
     Total....................................               $463,233       $358,962            29.0%
                                                             ========       ========          ======

   The Wholesale increase consists of increases in menswear sales of 13.1% (to $214,251 from $189,383), womenswear sales of 146.0% (to $110,375 from $44,865)
and childrenswear sales of 28.7% (to $50,849 from $39,500). Each of these improvements is due to volume increases which resulted primarily from increased
sales to existing customers.   The increased sales to existing customers is
principally due to the expansion of the in-store shop and fixtured area program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured. Revenues in the womenswear division increased in part due to the introduction of the junior jeans line in Fall, 1998.

   The improvement in the Company's Retail division is due to an increase in the number of stores, partially offset by a decrease in sales at existing stores. At December 31, 1998, the Company operated 82 retail stores as compared to 64 stores at December 31, 1997. Retail stores opened since December 31, 1997 contributed $14,145 of net revenue during the quarter ended December 31, 1998. Additionally, fiscal 1998 sales include $5,961 resulting from actions taken to reduce Retail division inventory through channels normally used by the Wholesale division.

   Revenue from the Licensing division, which consists of licensing royalties and buying agency commissions, increased principally due to a general increase in sales of existing licensed products and buying agency services and the incremental revenue associated with newly licensed products. Of the increase, $1,220, or 30.2%, was due to products introduced under licenses entered into since December 31, 1997.

   Other non-recurring revenue consists of sales of Pepe brand product as well as product sales of the jeanswear buying office, each of which will not recur prospectively.

   Gross profit as a percentage of net revenue increased to 46.4% in the third quarter of fiscal 1999 from 45.9% in the third quarter of fiscal 1998. This increase is primarily due to improved Wholesale margins offset, in part, by decreased margins in the Retail division and the decreased proportion of revenue from the Retail and Licensing divisions, each of which produces higher margins than the Company's consolidated total.

   Selling, general and administrative expenses decreased to 26.5% of net revenue in the third quarter of fiscal 1999 from 27.2% of net revenue in the third quarter of fiscal 1998. The decrease as a percentage of net revenue is primarily due to leveraging certain expenses against the higher revenue base. The increase in expenses to $122,642 in fiscal 1999 from $97,630 in fiscal 1998 is principally due to increased volume related expenses to support the higher revenue as well as increased depreciation and amortization. Included in selling, general and administrative expenses is goodwill amortization of $8,632 and $9,052 in the quarters ended December 31, 1998 and 1997, respectively.

   Interest expense, net of interest income, has decreased to $9,514 in the third quarter of fiscal 1999 from $11,906 in the corresponding quarter of last year. Interest expense includes interest on the debt incurred in connection with the Acquisition. The decrease from fiscal 1998 to fiscal 1999 is primarily due to improved cash flow and, therefore, lower borrowing levels of both the Company and the Acquired Companies.

   The provision for income taxes has decreased slightly to 30.1% of income before taxes in the quarter ended December 31, 1998 from 30.2% in the corresponding quarter last year.

       Three months ended December 31, 1998 (Actual) compared to three months ended December 31, 1997 (Actual)

   Net revenue increased to $463,233 in the third quarter of fiscal 1999 from $246,104 in the corresponding quarter of fiscal 1998, an improvement of 88.2%. This increase is due to increases in the Company's Wholesale and Retail divisions, partially offset by a decrease in the Licensing division, as outlined below.

                                                      Three Months Ended December 31,
                                                      ----------------------------------
                                                         1998       1997     % Increase
                                                         ----       ----    ------------
     Wholesale..............................          $375,475     $157,561       138.3%
     Retail.................................            72,165       70,871         1.8%
     Licensing..............................            15,593       17,672      (11.8)%
                                                      --------     --------      ------
     Total..................................          $463,233     $246,104        88.2%
                                                      ========     ========      ======

   The Wholesale increase is due to volume increases which resulted from the Acquisition and from increased sales to existing customers. This increase is principally attributed to the change in status of Pepe USA and TH Canada, which contributed to the Company in the form of royalty income for the quarter ended December 31, 1997, compared to wholesale revenue in the quarter ended December 31, 1998. A comparison of Wholesale revenue components after adjusting for these changes is made in the previous section of Management's Discussion and Analysis.

  The improvement in the Company's Retail division is due to an increase in the number of stores, partially offset by a decrease in sales at existing stores.
At December 31, 1998, the Company operated 82 retail stores as compared to 64 stores at December 31, 1997. Retail stores opened since December 31, 1997 contributed $14,145 of net revenue during the quarter ended December 31, 1998. Additionally, fiscal 1998 sales include $5,961 resulting from actions taken to reduce Retail division inventory through channels normally used by the Wholesale division.

  Revenue from the Licensing division, which consists of licensing royalties and buying agency commissions, decreased due to the change in status of Pepe USA and TH Canada mentioned above offset, in part, by a general increase in sales of existing licensed products and buying agency services and the incremental revenue associated with newly licensed products. For the fiscal 1999 period, $1,220 of the third quarter revenue amount was due to products introduced under licenses entered into since December 31, 1997.

  Gross profit as a percentage of net revenue decreased to 46.4% in the third quarter of fiscal 1999 from 46.9% in the third quarter of fiscal 1998. This decrease is primarily due to the decreased proportion of revenue from the Retail and Licensing divisions following the Acquisition, each of which produces higher margins than the Company's consolidated total.

   Selling, general and administrative expenses increased to 26.5% of net revenue in the third quarter of fiscal 1999 from 25.6% of net revenue in the third quarter of fiscal 1998. The increase as a percentage of net revenue is primarily due to goodwill amortization of $8,632 in the quarter ended December 31, 1998 related to the Acquisition offset, in part, by the leveraging of certain expenses against the higher revenue base. The increase in expenses to $122,642 in fiscal 1999 from $62,919 in fiscal 1998 is principally due to increased volume related expenses to support the higher revenue as well as increased depreciation and amortization.

   The Company incurred interest expense, net of interest income, of $9,514 in the third quarter of fiscal 1999 and generated net interest income of $1,197 in the corresponding quarter of last year. Interest expense in the current year includes interest on the debt incurred in connection with the Acquisition.

  The provision for income taxes has decreased to 30.1% of income before taxes in the quarter ended December 31, 1998 from 32.1% in the corresponding quarter last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject.


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

   The Company's cash and cash equivalents balance increased from $157,051 at March 31, 1998, to $189,884 at December 31, 1998, for an overall increase of $32,833. A detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

  Capital expenditures were $57,483 during the nine months ended December 31, 1998. Significant capital expenditures included additions related to the Company's in-store shop and fixtured area expansion program.

  At December 31, 1998, accrued expenses and other current liabilities included $28,042 of open letters of credit for inventory purchased. Additionally, at December 31, 1998, TH USA was contingently liable for unexpired bank letters of credit of $73,678 related to commitments of TH USA to suppliers for the purchase of inventories and leases.

  On May 8, 1998, the Company, through its wholly owned subsidiaries, acquired its womenswear, jeanswear and Canadian licensees for an aggregate purchase price of $755,760 in cash and 9,045,930 Ordinary Shares of the Company. The cash portion of the purchase price was funded from a combination of debt financing and cash on hand. The debt financing portion of the purchase price consisted of $250,000 of the 2003 Notes, $200,000 of the 2008 Notes and $200,000 of term loan borrowings pursuant to the New Credit Facilities. The Notes were issued by TH USA and guaranteed by THC. Following the announcement of the proposed Acquisition on February 1, 1998, the Company sold U.S. Treasury futures contracts to protect against the potential increase in interest rates between the announcement and the closing date of the Acquisition. These transactions resulted in deferred gains of approximately $3,737 which will be amortized over the respective terms of the Notes to reduce the effective interest rate. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

  The New Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility which was borrowed by TH USA in connection with the Acquisition. The revolving credit facility, which accrues interest at varying interest rates, will be available for letters of credit, working capital and other general corporate purposes. There were no direct borrowings outstanding under the revolving credit facility at December 31, 1998. The New Credit Facilities replaced the Company's secured revolving credit agreement, which had been in place since April 1, 1996. The Company's Canadian subsidiary is financed under a separate revolving credit facility under which $940 was outstanding at December 31, 1998.

  Borrowings under the term loan facility bear interest at varying rates (weighted average rate of 5.81% as of December 31, 1998) and are repayable in quarterly installments as follows: $40,000 in the 12-month period ending March 31, 2000, $50,000 in each of the next two succeeding 12-month periods and $60,000 in the next succeeding 12-month period.

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

  The Company was in compliance with all covenants in respect of the Notes and the New Credit Facilities as of December 31, 1998.

  Cash requirements for the remainder of fiscal 1999 and for fiscal 2000 will primarily include working capital and capital expenditures relating to the in-store shop and fixtured area programs and the opening of additional retail stores, including a flagship store in London. The Company expects fiscal 1999 capital expenditures to approximate $100,000, with somewhat higher levels in fiscal 2000 principally due to its growing womens and jeans businesses, which will include the womens dress up collection and junior sportswear. The Company intends to fund such cash requirements for fiscal 1999 and future years from available cash balances, internally generated funds and borrowings available under the New Credit Facilities. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

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

EXCHANGE RATES

  The Company receives United States dollars for substantially all of its product sales, other than those in Canada, and its licensing revenues.
Inventory purchases from contract manufacturers throughout the world, other than those in Canada, are almost exclusively denominated in United States dollars; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company's inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to the limited use of derivative instruments, the nature of such instruments and the nature of the underlying transactions being hedged, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

YEAR 2000

  During the year ended March 31, 1998, the Company initiated a comprehensive program to evaluate and address the impact of the year 2000 on its operations and those of the Acquired Companies in order to ensure that its computer systems properly recognize calendar year 2000. This program included steps to identify each item or element that will require date code remediation and make appropriate modifications to ensure a seamless transition to the year 2000. The Company has now completed the major portion of its internal date remediation activity.

  The Company is using internal staff resources to accomplish most of this activity and estimates that the cost will not exceed $500. Certain other costs, which will be capitalized, represent investment in new hardware and software systems upgrades, the timing of which was planned to coincide with the integration of the Acquired Companies. Principal among these is a new investment in packaged financial systems software to which the Company and its subsidiaries will convert during 1999. Such costs represent only a nominal percentage of planned capital expenditures. The estimate of costs of the Year 2000 compliance effort and the timetable for internal Year 2000 modifications are management's best estimates. There can be no guarantee that these estimates will prove accurate and actual results could differ from the estimates. Based upon progress to date, however, the Company believes that it is unlikely that actual results would differ significantly from the estimates.

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

                                    PART II


ITEM 1  LEGAL PROCEEDINGS

  Saipan Litigation.  On January 13, 1999, two actions were filed against the
  -----------------
Company and other garment manufacturers and retailers asserting claims that garment factories located in Saipan, which allegedly supply product to the Company and other co-defendants, engage in unlawful practices relating to the recruitment and employment of foreign workers. One action, filed in the California superior court located in San Francisco (the "San Francisco Action"), was brought by a union and three public interest groups alleging unfair competition and false advertising by the Company and others. It seeks equitable relief, unspecified amounts for restitution and disgorgement of profits relating to the allegedly wrongful conduct, interest and an award of fees to the plaintiffs' attorneys. The other, an action seeking class action status filed in federal court for the Central District of California (the "Central District Action"), was brought on behalf of an alleged class consisting of the Saipanese factory workers. This complaint alleges claims under RICO, the Alien Tort Claims Act, federal anti-peonage and indentured servitude statutes and state and international law. It seeks equitable relief and an unspecified amount of damages, including treble and punitive damages, interest and an award of fees to the plaintiffs' attorneys.

  In addition, the same law firm that filed the San Francisco Action and the Central District Action has filed an action seeking class action status in the Federal Court in Saipan (the "Saipan Action"). This action is brought on behalf of Saipanese garment factory workers against the Saipanese factories and alleges violation of federal and Saipanese wage and employment laws. The Company is not a defendant in this action.

  The Company has not yet responded to either the San Francisco Action or the Central District Action, and is reviewing their allegations, as well as the allegations of the Saipan Action.

  Shareholder Derivative Litigation.  On February 2, 1998, February 12, 1998 and
  ---------------------------------
February 17, 1998, three alleged holders of Ordinary Shares filed purported derivative actions in New York State court on behalf of the Company against the members of the Board of Directors. The actions were later consolidated and an amended complaint was served on May 29, 1998. The amended complaint alleged that the Board's approval of the Acquisition constituted a breach of fiduciary duty and corporate waste, and sought equitable relief and damages in favor of the Company, and an award of fees to the plaintiffs' attorneys. On June 15, 1998, the Company and its directors moved to dismiss the consolidated action on
several grounds.   On December 9, 1998, the Court dismissed the action, ruling that the British Virgin Islands, the Company's place of incorporation, is the appropriate forum in which to litigate these derivative claims. In January 1999, the plaintiffs filed a notice of appeal with respect to the Court's ruling.


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11.  Computation of Net Income Per Ordinary Share

     27.  Financial Data Schedule

(b)  Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during the three months ended December 31, 1998.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                         Tommy Hilfiger Corporation


Date: February 10, 1999                  By: /s/  Joel J. Horowitz
      -----------------                           ----------------
                                                  Joel J. Horowitz
                                                  Chief Executive Officer and
                                                   President
                                                  Tommy Hilfiger Corporation


Date: February 10, 1999                  By: /s/  Joseph Scirocco
      -----------------                           ---------------
                                                  Joseph Scirocco
                                                  Principal Accounting Officer
                                                  Tommy Hilfiger Corporation

                                 EXHIBIT INDEX


Exhibit
Number                      Description
------                      -----------


11.     Computation of Net Income Per Ordinary Share

27.     Financial Data Schedule