Form 10-K
period 1999-03-31
HILFIGER TOMMY CORP
filed 1999-06-25
CIK 888747

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended March 31, 1999.

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
     Title of each class                                    which registered
     -------------------                                ------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price on June 4, 1999: Ordinary Shares, $.01
                                                         ----------------------
Par Value - $2,776,108,558
--------------------------

The number of shares outstanding of the registrant's stock as of June 4, 1999:

Ordinary Shares, $.01 Par Value - 47,162,044 shares.
---------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

Item                                                          Page
------------------------------------------------------------------
                                    PART I
Item 1.    Business..........................................    3
Item 2.    Properties........................................   12
Item 3.    Legal Proceedings.................................   13
Item 4.    Submission of Matters to a Vote of
            Security Holders.................................   14

                                    PART II

Item 5.    Market for Registrant's Common Equity
            and Related Matters..............................   14
Item 6.    Selected Financial Data...........................   16
Item 7.    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations.......................................   17
Item 7A.   Quantitative and Qualitative Disclosures
            About Market Risk................................   25

Item 8.    Financial Statements and Supplementary
            Data.............................................   26
Item 9.    Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure.......................................   27

                                    PART III

Item 10.   Directors and Executive Officers of
            the Company......................................   27
Item 11.   Executive Compensation............................   30
Item 12.   Security Ownership of Certain Beneficial
            Owners and Management............................   36
Item 13.   Certain Relationships and Related
            Transactions.....................................   37

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules and
                Reports on Form 8-K..........................   40

                                    PART I

ITEM 1.   BUSINESS


General

     Tommy Hilfiger Corporation ("THC" or the "Company"; unless the context indicates otherwise, all references to the "Company" include THC and its subsidiaries), through its subsidiaries, designs, sources and markets men's and women's sportswear, jeanswear and childrenswear under the Tommy Hilfiger trademarks. See "Acquisition of Womenswear, Jeanswear and Canadian Licensees." Through a range of strategic licensing agreements, the Company is expanding its product lines to offer a broader array of apparel, accessories, footwear, fragrance and home furnishings. The Company's products can be found in leading department and specialty stores throughout the United States, Canada, Mexico, Central and South America, Europe, Japan, Hong Kong and other countries in the Far East. Tommy Hilfiger is the Company's principal designer and provides leadership and direction for all aspects of the design process. The Company's apparel is designed to combine classic American styling with unique details and fit to give time-honored basics a fresh and updated look for customers who desire high quality, designer clothes at competitive prices. The Company was organized under the laws of the British Virgin Islands in June 1992.

     The Company's principal growth strategy has been to expand its in-store shop program, whereby participating retailers set aside floor space highlighted by distinctive fixtures dedicated for the exclusive sale of the Company's products by the retailer. The Company expects to continue to pursue this strategy by increasing the number and size of its in-store shops and fixtured areas in the United States and internationally.

     In addition to continuing to expand the in-store shop and fixtured areas program, the Company plans to grow by broadening its range of product offerings, both in-house and through licensing arrangements, and by expanding its channels of distribution. Through the expansion of its product lines, the Company believes it will serve a wider variety of customer needs. Since 1992, the Company has introduced several in-house products, including childrenswear, athleticwear and jeanswear. Additionally, the Company has introduced new products through licensing agreements, including fragrances, robes and sleepwear, footwear, home furnishings and other accessories. See "Merchandising Strategies - Licensing and Distributorships."

     As of March 31, 1999, the Company operated 73 outlet stores and five specialty retail stores, including a store in London, England and currently plans to open approximately 8 to 10 additional outlet stores by March 31, 2000. The Company also operates two flagship stores, one in Beverly Hills, California opened in November 1997 and one in London, England opened in March 1999. See "Merchandising Strategies - Retailing."

     As of March 31, 1999, the Company was engaged in principally three reportable segments: Wholesale, Retail and Licensing. The Wholesale segment consists of the design and sourcing of men's sportswear and jeanswear, women's casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment reflects the operations of the Company's outlet, specialty and flagship stores. The Licensing segment consists of the operations of licensing the Company's trademarks for specified products in specified geographic areas.

Share Split

     On June 4, 1999, the Company announced that its Board of Directors had approved and declared a two-for-one split of the Company's Ordinary Shares, par value $.01 per share (the "Ordinary Shares"). The split will be effected in the form of a dividend of one Ordinary Share per Ordinary Share issued and outstanding or held by the Company in its treasury (the "Share Split"), and will be payable on July 9, 1999 to shareholders of record at the close of business on June 18, 1999. In connection with the Share Split, the Board of Directors of the Company also approved an increase in the number of authorized Ordinary Shares to 150,000,000 from 75,000,000.

     The share and per share amounts in this Annual Report on Form 10-K do not reflect the effect of the Share Split. The pro forma effect of the Share Split is disclosed in Note 19 to the Consolidated Financial Statements in Item 8.


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

     Pursuant to a license granted by the Company, Pepe USA had exclusive United States rights to develop, source and market men's, women's and girls' jeanswear and jeans-related apparel, including women's and girls' casualwear, bearing the Tommy Jeans and Tommy Hilfiger trademarks. Pepe USA markets its products principally through in-store shops and fixtured areas in leading department stores and through leading specialty stores. Pepe Far East and its subsidiaries perform buying agency services for womenswear and jeanswear under the Tommy Jeans and Tommy Hilfiger trademarks for both Pepe USA and the Company's third-party distributors outside the United States.

     Pursuant to a license granted by the Company, TH Canada had exclusive Canadian rights to source, manufacture and distribute apparel bearing the Tommy Hilfiger and Tommy Jeans trademarks, including men's sportswear and athleticwear, boys' sportswear, women's and girls' casualwear and men's, women's and girls' jeanswear. TH Canada markets Tommy Hilfiger and Tommy Jeans products principally through leading specialty stores and through in-store shops and fixtured areas in leading department stores.

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


Merchandising Strategies

Wholesale

     The Company organizes its men's and children's apparel collections, including products produced under licensing arrangements, into three primary product lines: Core, Core Plus and Fashion.

Core

     The Core line is comprised of the Company's seasonless, or very basic, products all in classic solid colors. Core items are made available for sale by the Company throughout the year and, therefore, generally are kept in stock by the Company. Since Core items are seasonless, they do not have fixed selling periods and, therefore, retailers' inventories of Core products tend to be maintained throughout the year and reordered as necessary. The Company receives orders from most of its larger customers for Core products on an electronic data interchange ("EDI") system, which expedites reorders. See "Management Information Systems."

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

Fashion

     The Fashion line represents the most updated component of the Company's product line. Fashion items consist of a group of product classifications coordinated around a seasonal theme. The Company offers Fashion products under at least three themes per season, thereby creating a continual flow of new merchandise in the marketplace.

Licensing and Distributorships

     In connection with the Company's business strategy of expanding its market penetration through product line and geographic expansion, the Company considers entering into licensing and distribution agreements with respect to certain products and geographic regions if the Company believes such arrangements provide more effective manufacturing, distribution and marketing of such products than could be achieved in-house. The Company continually pursues new opportunities in product categories which are believed to be complementary to its existing product lines, as well as opportunities for geographic expansion through licenses and distributorships to enhance its international presence.

     As shown in the table below, since Fall 1992, the Company has introduced numerous product lines through license arrangements with companies which are among the industry leaders in their respective categories and has entered into several strategic geographic licenses and distributorships:

Product Category                                                        Licensee                         Available at Retail
----------------                                                        --------                         -------------------
Socks                                                                   Mountain High Hosiery, Inc.      Holiday 1992
Neckwear                                                                Superba, Inc.                    Father's Day 1993
Belts and small leather goods                                           Trafalgar, Inc.                  Fall 1993
Men's suits, sport coats, dress slacks, top coats, formal wear          Hartmarx Corporation             Fall 1994
Men's dress shirts                                                      Oxford Industries, Inc.          Fall 1994
Men's underwear                                                         Jockey International, Inc.       Fall 1994
Men's fragrance                                                         Aramis, Inc. (Estee Lauder)      Father's Day 1995
Men's jeanswear(a)                                                      Pepe Jeans USA, Inc.             Fall 1995
Men's robes and sleepwear                                               Russell-Newman, Inc.             Holiday 1995
Golfwear                                                                Oxford Industries, Inc.          Holiday 1995
Eyewear                                                                 Liberty Optical                  Fall 1996
Women's fragrance                                                       Aramis, Inc. (Estee Lauder)      Fall 1996
Women's casualwear(a)                                                   Pepe Jeans USA, Inc.             Fall 1996
Men's footwear                                                          The Stride Rite Corporation      Spring 1997
Men's sunglasses                                                        Lantis Eyewear Corporation       Fall 1997
Athletics fragrance                                                     Aramis, Inc. (Estee Lauder)      Spring 1998
Formal accessories                                                      Marks & Barry                    Spring 1998
Linens, bedding and bath products                                       Revman Industries, Inc.          Summer 1998
Young women's jeanswear(a)                                              Pepe Jeans USA, Inc.             Fall 1998
Leather  outerwear                                                      GIII Leather Fashions, Inc.      Fall 1998
Women's footwear                                                        The Stride Rite Corporation      Holiday 1998
Women's robes and sleepwear                                             Russell-Newman, Inc.             Holiday 1998
Women's sunglasses                                                      Lantis Eyewear Corporation       Holiday 1998
Women's hosiery                                                         Mountain High Hosiery, Inc.      Holiday 1998
Bicycles                                                                Cannondale Corporation           Fall 1998
Women's handbags, belts and small leather goods and sportbags           Dickson Licensing Limited        Fall 1999
Men's tailored clothing (Europe)                                        Strellson AG                     Fall 1999
Men's and women's jewelry                                               Victoria & Co. Ltd.              Spring 2000
Women's hosiery and legwear                                             Holt Hosiery Mills               Spring 2000
Women's intimate apparel                                                Bestform Intimates               Fall 2000
Men's and women's watches                                               Movado Group, Inc.               Spring 2001

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


Retailing

     The Company believes its outlet store business has positioned it to take advantage of an important segment of the retail apparel industry that appeals to customers' value orientation and provides the Company with an additional channel of distribution. The Company stocks its outlet stores with first-quality products manufactured specifically for its outlet stores' customers and, to a small degree, with out-of-season products. As of March 31, 1999, the Company operated 73 outlet stores and currently plans to open approximately 8 to 10 additional outlet stores by March 31, 2000. The Company's outlet stores are located primarily in major outlet centers in the United States. As of March 31, 1999, the Company operated five specialty retail stores, including a store in London, England, and two flagship stores. In connection with the Acquisition, the Company concluded that its specialty store formats could not adequately accommodate its broad array of merchandise, and decided to discontinue these operations in their present form. During fiscal 1999, the Company closed three of its specialty stores.

     Flagship stores serve as showcases for all of the Company's products as it seeks to further establish the brand in the elite circle of designers with international recognition. This investment underlines the Company's strong belief in the role of flagships as image builders for the Tommy Hilfiger brand. These stores may be followed by a flagship in New York City, which represents an additional key market.


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

Sales and Marketing

     Tommy Hilfiger products are sold throughout the United States in major department and specialty retail store locations. The Company's department store customers include major United States retailers such as Dillard Department Stores, Federated Department Stores (including Macy's, Bloomingdale's, and Burdines), The May Department Stores Company (including Lord & Taylor and Foley's), Belk Stores, Saks, Inc. and Dayton Hudson Corporation. The Company believes that its relationships with major retailers, including the active sales involvement of the Company's senior management, are important elements of its marketing strategy. The Company's strategy is to continue to grow by broadening its United States in-store shop and fixtured areas program, expanding its product lines and marketing to new customers both in the United States and internationally.

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

     The Company sells substantially all its out-of-season products, which are principally from the Fashion and Core Plus product lines, to certain discount retailers and through its Company owned outlet stores. The net revenues from such sales represented less than 15% of the Company's total net revenue for each of the last three fiscal years.

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

     The Company imports most of its finished goods because it believes it can import higher quality products at lower costs than could be achieved domestically. Management maintains extensive and long-term relationships with leading manufacturers in the Far East, including, among others, manufacturers located in Indonesia, Thailand, India, the Philippines, Taiwan and Mauritius. None of the countries from which the Company sources accounts for more than 15% of the total cost of products purchased. The Company monitors duty, tariff and quota-related developments and continually seeks to minimize its potential exposure to duty, tariff and quota-related risks through, among other measures, geographical diversification of its manufacturing sources, the maintenance of its buying offices in Hong Kong, Macau, India and the United States, allocation of production to merchandise categories where more quota is available and shifts of production among countries and manufacturers.

     The Company's production and sourcing staff oversees all aspects of apparel manufacturing and production, the negotiation for raw materials and research and development of new products and sources. The Company's buying offices perform product development, sourcing, production scheduling and quality control. In addition, the Company contracts with various buying subagents that perform similar services for the Company and its licensees and geographic distributors, for specified commissions.

     The Company has its products manufactured according to plans prepared each year which reflect prior years' experience, current fashion trends, economic conditions and management estimates of a line's performance. In certain cases, the Company separately negotiates with suppliers for the sale of required raw materials, which are then purchased by its contractors in accordance with the Company's specifications. The Company limits its exposure to holding excess inventory by committing to purchase a portion of total projected demand and the Company, in its experience, has been able to satisfy its excess demand through reorders. The

Company believes that its policy of limiting its commitments for purchases early in the season reduces its exposure to excess inventory and obsolescence.

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


Quality Control

     The Company's quality control program is designed to ensure that purchased goods meet the Company's standards. The Company inspects prototypes of each product prior to cutting by the contractors and performs two in-line inspections and a final inspection prior to shipment. All finished goods are shipped to the Company's New Jersey facilities for re-inspection and distribution. While the Company's return policy permits customers to return defective products for credit, less than 1% of the Company's shipments in fiscal 1999 were returned as defective under this policy.


Management Information Systems

     The Company believes that high levels of automation and technology are essential to maintain its competitive position and the Company continues to invest in computer hardware, systems applications and networks to enhance and to speed the apparel design process, to support the sale and distribution of products to its customers and to improve the integration and efficiency of its United States and Far East operations. The Company utilizes computer-aided design stations for use by the design teams, which provide timely translations of designs into sample depictions varying in color, cut and style. The Company also uses an EDI system to receive on-line orders from its customers and to accumulate sales information on its products. The EDI technology enables the Company to provide valuable sales information and inventory maintenance information services to its customers who have adopted such technology. Nine of the Company's 10 largest customers communicate with the Company through EDI technology.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" in Item 7.


Distribution

     In the United States, wholesale distribution occurs at three New Jersey facilities which average approximately 342,000 square feet. The facilities are operated and principally staffed by an independent contractor who charges the Company on the basis of the number of items processed, subject to a minimum annual fee. In addition, the Company utilizes a 203,000 square foot facility in New Jersey for retail distribution. The Company maintains its distribution management group and certain administrative functions at its New Jersey facilities.

     The Company's Canadian distribution is processed through a 174,000 square foot facility located in Montreal, Quebec.

Credit and Collection

     The Company collects substantially all of its receivables from U.S. customers through a credit company subsidiary of a large financial institution pursuant to an agreement whereby the credit company pays the Company after the credit company receives payment from the Company's customer. The credit company establishes maximum credit limits for each customer account. If the customer becomes bankrupt or insolvent the credit company pays the Company 50% of the outstanding receivable. If the receivable becomes 120 days past due, the full amount is reimbursable by the credit company.

     The Company has a similar arrangement with another large financial institution for credit services to its Canadian subsidiary. In both cases the Company believes that the credit risk associated with such financial institutions is minimal.

     Bad debts as a percentage of net sales were less than 0.1% in each of the Company's last three fiscal years.

Trademarks

     The Company owns and utilizes eight principal trademarks: the names TOMMY HILFIGER (R), TOMMY JEANS(R), TOMMY(R), TOMMY GIRL(R) and HILFIGER ATHLETIC(TM), and the distinctive flag logo, crest design and green eyelet device. Tommy Hilfiger Licensing, Inc. ("THLI") is a subsidiary of Tommy Hilfiger U.S.A., Inc. ("TH USA"), which is a subsidiary of THC. THLI has registered or applied for registration for these trademarks for use in the United States and in numerous countries worldwide, including, inter alia, in North America, Europe, Asia, South and Central America. The Company regards its trademarks and other proprietary intellectual property rights as valuable assets in the marketing of its products. THLI is a party to an agreement with Mr. Hilfiger that restricts the sale, lease, license or other conveyance of THLI's trademarks, the amendment of the license agreement between THLI and TH USA, and the creation of any lien on THLI's trademarks without Mr. Hilfiger's consent, until Mr. Hilfiger's death, or until termination of Mr. Hilfiger's employment with TH USA without the consent of TH USA.

Backlog

     The Company generally receives orders approximately three to five months prior to the time the products are delivered to stores. Thus, the Company's backlog of orders, which the Company believes, based on industry practice and past experience, will result in sales, at March 31, 1999 represents a significant portion of the Company's expected sales through September 30, 1999. At March 31, 1999, the Company's backlog of orders was approximately $820 million, compared to approximately $303 million at March 31, 1998. Management believes that the pro forma backlog as of March 31, 1998, including that of the Acquired Companies, was approximately $638 million. The Company's backlog depends upon a number of factors, including the timing of "market weeks" during which a significant percentage of the Company's orders are received and the timing of shipments. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.


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


Dependence on Customers Under Common Control

     The Company's department store customers include major United States retailers, certain of which are under common ownership. When considered together as a group under common ownership, sales to the department store customers which were owned by Dillard Department Stores, Federated Department Stores and The May Department Stores Company accounted for approximately 20%, 18%, and 14%, respectively, of the Company's fiscal 1999 net wholesale product sales. A decision by the controlling owner of a group of department stores to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company.


Employees

     At March 31, 1999, the Company had approximately 2,300 full-time employees and 700 part-time employees. Virtually all of the Company's part-time employees were employed in the Company's retail stores. None of the Company's employees is a member of a union. The Company considers its relations with its employees to be excellent.


ITEM 2.  PROPERTIES

     The principal executive offices of THC are located at 6/F, Precious Industrial Centre, 18 Cheung Yue Street, Cheung Sha Wan, Kowloon, Hong Kong. TH USA's principal executive offices are located at 25 West 39th Street, New York, New York 10018.

     The general location, use and approximate size of the principal properties which the Company occupied and all of which were leased as of March 31, 1999, except for the Hong Kong office space and a New York property which houses TH USA's headquarters, sales offices and showrooms, are set forth below:

                                                                                                                  Approximate
                                                                                                                Area in Square
Location                                             Use                                                            Feet
--------                                             ---                                                            ----
Hong Kong..........................................  Executive offices and principal buying office                  20,000
New York, New York.................................  TH USA headquarters, sales offices and showrooms              170,000
New York, New York.................................  Design, production and administrative offices                 115.000
Edison, New Jersey.................................  Warehouse distribution and administrative offices             203,000
South Brunswick, New Jersey........................  Warehouse distribution and administrative offices             360,000
Secaucus, New Jersey...............................  Warehouse distribution and administrative offices             324,000
Kearny, New Jersey.................................  Warehouse distribution                                        342,500
Montreal, Quebec...................................  Warehouse distribution, sales and administrative
                                                     offices and showrooms                                         174,000


     The Company operates 73 outlet stores, each averaging approximately 3,900 square feet, generally located in major outlet centers in the U.S., five retail stores in metropolitan areas, including one in London, England, each averaging approximately 3,300 square feet, and two flagship stores, each averaging approximately 18,000 square feet, one in Beverly Hills, California and one in London, England. In addition, the Company has two regional showrooms outside of New York City and an administrative office in Wilmington, Delaware. All of such stores and showrooms are leased.


ITEM 3.  LEGAL PROCEEDINGS

     Saipan Litigation.  On January 13, 1999, two actions were filed against the
     -----------------
Company and other garment manufacturers and retailers asserting claims that garment factories located on the island of Saipan, which allegedly supply product to the Company and other co-defendants, engage in unlawful practices relating to the recruitment and employment of foreign workers. One action, brought in San Francisco Superior Court (the "State Action"), was filed by a union and three public interest groups alleging unfair competition and false advertising by the Company and others. It seeks equitable relief, restitution and disgorgement of profits relating to the allegedly wrongful conduct, as well as interest and an award of fees to the plaintiffs' attorneys. The other, an action seeking class action status filed in federal court for the Central District of California (the "Federal Action"), was brought on behalf of an alleged class consisting of the Saipanese factory workers. The defendants include both companies selling goods purchased from factories located on the island of Saipan and the factories themselves. This complaint alleges claims under RICO, the Alien Tort Claims Act, federal anti-peonage and indentured servitude statutes and state and international law. It seeks equitable relief and damages, including treble and punitive damages, interest and an award of fees to the plaintiffs' attorneys.

     In addition, the same law firm that filed the State Action and the Federal Action has filed an action seeking class action status in the Federal Court in Saipan. This action is brought on behalf of Saipanese garment factory workers against the Saipanese factories and alleges violation of federal and Saipanese wage and employment laws. The Company is not a defendant in this action.

     In the State Action, all defendants, including the Company, have filed a demurrer challenging the legal sufficiency of the complaint. In the Federal Action, all defendants, including the Company, have filed a motion to transfer venue and a motion to dismiss the complaint for failure to state a claim. The plaintiffs have not yet filed their opposition to these motions.

   Shareholder Derivative Litigation.  On February 2, 1998, February 12, 1998
   ---------------------------------
and February 17, 1998, three alleged holders of Ordinary Shares filed purported derivative actions in New York State court on behalf of the Company against the members of the Board of Directors. The actions were later consolidated and an amended complaint was served on May 29, 1998. The amended complaint alleged that the Board's approval of the Acquisition constituted a breach of fiduciary duty and corporate waste, and sought equitable relief and damages in favor of the Company, and an award of fees to the plaintiffs' attorneys. On June 15, 1998, the Company and its directors moved to dismiss the consolidated action on several grounds. On December 9, 1998, the Court dismissed the action, ruling that the British Virgin Islands, the Company's place of incorporation, is the appropriate forum in which to litigate these derivative claims. In January 1999, the plaintiffs filed a notice of appeal with respect to the Court's ruling.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable



                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     The Company's Ordinary Shares, par value U.S. $0.01, are listed and traded on the New York Stock Exchange under the symbol "TOM." As of June 4, 1999, there were approximately 913 record holders of the outstanding Ordinary Shares.

     The following table sets forth, for each of the periods indicated, the high and low sales prices per Ordinary Share as reported on the New York Stock Exchange Composite Tape.

                                                                     High              Low
                                                                     ----              ---
Fiscal Year ended March 31, 1999
First Quarter..........................................            70 3/8           56 1/2
Second Quarter.........................................            65 1/2          40 1/16
Third Quarter..........................................            61 3/8           34 1/4
Fourth Quarter.........................................            76 3/4         57 11/16

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
Fourth Quarter.........................................            61 1/2           35 3/16


     In the past two fiscal years, the Company has not paid any dividends. The Company anticipates that all of its earnings in the foreseeable future will be retained for the development and expansion of its business and, therefore, has no current plans to pay cash dividends. Future dividend policy will depend on the Company's earnings, capital requirement, financal condition, restrictions imposed by agreements governing indebtness of the Company and its subsidiaries, availability of dividends from subsidiaries, receipt of funds in connection with repayment of loans to subsidiaries or advances from operating subsidiaries and other factors considered revelant by the Board of Directors of the Company. For certain restrictions on the ability of subsidiaries of the Company to pay dividends to the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7.

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

                                                                    Fiscal Year Ended March 31,
                                                      -------------------------------------------------------------

                                                       1999(1)         1998        1997          1996          1995
                                                       -------         ----        ----          ----          ----
                                                                (in thousands, except per share amounts)
Statement of Operations Data:
-----------------------------
Net revenue......................................  $1,637,073      $847,110    $661,688      $478,131      $320,985
Cost of goods sold...............................     872,607       447,524     344,884       258,419       174,584
                                                   ----------      --------    --------      --------      --------

Gross profit.....................................     764,466       399,586     316,804       219,712       146,401
Selling, general and administrative expenses.....     484,185       236,571     190,976       132,270        85,954
                                                   ----------      --------     --------      --------     --------

Income from operations...........................     280,281       163,015     125,828        87,442        60,447
Interest expense.................................      39,525         1,258         761           754           207
Interest income..................................       5,615         7,013       6,181         5,712         3,217
                                                   ----------      --------    --------       --------     --------

Income before income taxes.......................     246,371       168,770     131,248        92,400        63,457

Provision for income taxes.......................      72,654        55,590      44,866        30,900        22,742
                                                   ----------      --------     --------     --------      --------
Net income.......................................  $  173,717      $113,180  $   86,382      $ 61,500      $ 40,715
                                                   ==========      ========    ========       ========     ========

Basic earnings per share.........................       $3.77         $3.03       $2.33         $1.72         $1.16
                                                   ==========      ========    ========       ========      ========
Weighted average shares outstanding..............      46,132        37,374      37,059        35,767        34,963
                                                   ==========      ========     ========      ========      ========

Diluted earnings per share.......................       $3.72         $2.99       $2.28         $1.65         $1.12
                                                   ==========      ========    ========      ========     ========
Weighted average shares and share
  equivalents outstanding........................      46,688        37,886      37,885        37,241        36,346
                                                   ==========      ========     ========     ========       ========

(1) Reflects the acquisition in May 1998 of the Company's licensees, Pepe USA and TH Canada, as described further in Item 1. Selling, general and administrative expenses in fiscal 1999 included special acquisition-related charges of $19,800 ($11,900 after-tax or $0.27 per diluted share).

                                                                      As of March 31,
                                           -----------------------------------------------------------

                                                        1999       1998      1997        1996     1995
                                                        ----       ----      ----        ----     ----
                                                                      (in thousands)

Balance Sheet Data:
-------------------
Cash, cash equivalents and short-term
 investments.....................................  $  241,950  $157,051  $109,908  $127,743  $ 86,031

Working capital..................................     443,006   345,886   270,667   238,439   165,261
Total assets.....................................   2,206,620   618,010   463,085   358,622   239,493
Short-term borrowings, including current portion
 of long-term debt...............................      41,234        --       275     5,975       275

Long-term debt...................................     609,245        --     1,510     1,789     2,064
Shareholders' equity.............................   1,092,249   519,062   397,464   301,338   209,024

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS
            (dollar amounts in thousands, except per share amounts)

     All references to years relate to the fiscal year ended March 31 of such year.

Results of Operations

     The following table sets forth the Consolidated Statements of Operations data as well as the Pro Forma Statements of Operations data (which are disclosed in Note 15 to the Consolidated Financial Statements) for the twelve months ended March 31, as a percentage of net revenue.



                                                                         Fiscal Year Ended March 31,
                                                                 -------------------------------------------
                                                                      Pro Forma             Actual
                                                                 ------------------  -----------------------
                                                                    1999      1998    1999    1998     1997
                                                                 ----------  ------  ------  -------  ------
Net revenue....................................................      100.0%  100.0%  100.0%   100.0%  100.0%
Cost of goods sold.............................................       53.3    53.5    53.3     52.8    52.1
                                                                     -----   -----   -----    -----   -----
Gross profit...................................................       46.7    46.5    46.7     47.2    47.9

Depreciation and amortization..................................        5.0     5.8     5.0      3.5     3.2
Other SG&A expenses............................................       23.3    24.0    23.4     24.5    25.7
                                                                     -----   -----   -----    -----   -----
SG&A expenses before special charges...........................       28.3    29.8    28.4     28.0    28.9
Special charges................................................        1.2      --     1.2       --      --
                                                                     -----   -----   -----    -----   -----
Total SG&A expenses............................................       29.5    29.8    29.6     28.0    28.9
                                                                     -----   -----   -----    -----   -----

Income from operations.........................................       17.2    16.7    17.1     19.2    19.0
Interest income (expense), net.................................       (2.3)   (3.6)   (2.1)     0.7     0.8
                                                                     -----   -----   -----    -----   -----

Income before taxes............................................       14.9    13.1    15.0     19.9    19.8
Provision for income taxes.....................................        4.4     4.0     4.4      6.5     6.7
                                                                     -----   -----   -----    -----   -----

Net income.....................................................       10.5     9.1    10.6     13.4    13.1
                                                                     =====   =====   =====    =====   =====

     Year Ended March 31, 1999 (Pro Forma) Compared to Year Ended March 31,
                               1998 (Pro Forma)

     The following discussion of the Company's results of operations for the year ended March 31, 1999 compared to the year ended March 31, 1998 is presented on a pro forma basis, assuming the Acquired Companies had been combined with the Company for each of the entire twelve month periods. The pro forma financial information is derived by applying pro forma adjustments to the historical financial statements of the Company and the Acquired Companies. The pro forma adjustments consist of (a) the elimination of certain revenues, cost of goods sold and royalty expense, (b) amortization of intangible assets, principally over 40 years, (c) incremental interest and other expenses and (d) applicable income tax effects. These pro forma results are not necessarily indicative of the results that would have occurred had the businesses been combined for the periods indicated.

     Net revenue increased to $1,685,523 in fiscal 1999 from $1,270,811 in fiscal 1998, an improvement of 32.6%. This increase is due to increases in each of the Company's operating divisions, as outlined below.



                                              Fiscal Year Ended March 31,
                                              --------------------------
                                                   1999        1998        % Increase
                                                ----------  ----------     -----------
     Wholesale..............................    $1,414,927  $1,020,388           38.7%
     Retail.................................       214,637     196,066            9.5%
     Licensing..............................        55,959      40,731           37.4%
     Other non-recurring....................            --      13,626             --
                                                ----------  ----------           ----
     Total..................................    $1,685,523  $1,270,811           32.6%
                                                ==========  ==========           ====

     The Wholesale increase consists of increases in menswear sales of 13.4% (to $795,796 from $701,552), womenswear sales of 123.0% (to $405,783 from $181,926)
and childrenswear sales of 55.8% (to $213,348 from $136,910). Each of these improvements is due to volume increases which resulted primarily from increased sales to existing customers. The increased sales to existing customers is principally due to the expansion of the in-store shop and fixtured area programs, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured. Revenues in the womenswear division increased in part due to the introduction of the junior jeans line in Fall, 1998, while sales in the childrenswear division benefited from the introduction of infants and toddlers in Holiday, 1997.

     The improvement in the Company's Retail division is due to an increase in the number of stores, partially offset by a decrease in sales at existing stores. At March 31, 1999, the Company operated 80 retail stores as compared to 66 stores at March 31, 1998. Retail stores opened since March 31, 1998 contributed $29,662 of net revenue during the fiscal year ended March 31, 1999.

     Revenue from the Licensing division, which consists of licensing royalties and buying agency commissions, increased due to a general increase in sales of existing licensed products and buying agency services and the incremental revenue associated with newly licensed products. Of the increase, $3,191, or 21.0%, was due to products introduced under licenses entered into since March 31, 1998.

     Other non-recurring revenue consists of sales of Pepe brand product as well as product sales of the jeanswear buying office, each of which will not recur prospectively.

     Gross profit as a percentage of net revenue increased to 46.7% in fiscal 1999 from 46.5% in fiscal 1998. This increase is due to improved wholesale margins, offset, in part, by a reduction in the proportion of revenue from the Retail and Licensing divisions, each of which produces higher margins than the Company's consolidated total.

     Selling, general and administrative expenses, before the special charge described below, decreased to 28.3% of net revenue in fiscal 1999 from 29.8% of net revenue in fiscal 1998. The decrease as a percentage of net revenue is primarily due to leveraging certain expenses against the higher revenue base. The increase in expenses to $476,768 in fiscal 1999 from $377,733 in fiscal 1998 is principally due to increased volume related expenses to support the higher revenue as well as increased depreciation and amortization. Included in selling, general and administrative expenses is amortization of goodwill and acquired intangibles of $34,528 and $36,008 in fiscal 1999 and fiscal 1998, respectively.

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

     Interest expense, net of interest income, has decreased to $38,256 in fiscal 1999 from $46,274 last year. Interest expense includes interest on the debt incurred in connection with the Acquisition. The decrease from fiscal 1998 to fiscal 1999 is primarily due to improved cash flow and, therefore, lower borrowing levels of both the Company and the Acquired Companies.

     The provision for income taxes has decreased to 29.5% of income before taxes in the twelve month period ended March 31, 1999 from 30.2% in the corresponding period last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject, together with the effects of the special charges which are tax effected at a higher rate than the Company's weighted average tax rate.


          Year Ended March 31, 1999 (Actual) Compared to Year Ended March 31,
                                  1998 (Actual)

     Net revenue increased to $1,637,073 in fiscal 1999 from $847,110 in fiscal 1998, an improvement of 93.3%. This increase is due to increases in the Company's Wholesale and Retail divisions, partially offset by a decrease in the Licensing division, as outlined below.


                                                Fiscal Year Ended March 31,
                                                ---------------------------
                                                  1999                1998           % Increase/(Decrease)
                                                  ----                ----           ----------------------
     Wholesale...........................       $1,364,946          $587,922                  132.2%
     Retail..............................          214,637           196,066                    9.5%
     Licensing...........................           57,490            63,122                  (8.9)%
                                                ----------          --------                  -----
     Total...............................       $1,637,073          $847,110                   93.3%
                                                ==========          ========                  =====

     The Wholesale increase is due to volume increases which resulted from the Acquisition and from increased sales to existing customers. This increase is principally attributed to the change in status of Pepe USA and TH Canada, which contributed to the Company in the form of royalty income for the entire fiscal year ended March 31, 1998, compared to a combination of royalty income and wholesale revenue (since the Acquisition) in the fiscal year ended March 31, 1999. A comparison of Wholesale revenue components after adjusting for these changes is made in the previous section of Management's Discussion and Analysis.

     The improvement in the Company's Retail division is due to an increase in the number of stores, partially offset by a decrease in sales at existing stores. At March 31, 1999, the Company operated 80 retail stores as compared to 66 stores at March 31, 1998. Retail stores opened since March 31, 1998 contributed $29,662 of net revenue during the fiscal year ended March 31, 1999.

     Revenue from the Licensing division, which consists of licensing royalties and buying agency commissions, decreased due to the change in status of Pepe USA and TH Canada mentioned above offset, in part, by a general increase in sales of existing licensed products and buying agency services and the incremental revenue associated with newly licensed products. For fiscal 1999, $3,191 of the revenue amount was due to products introduced under licenses entered into since March 31, 1998.

     Gross profit as a percentage of net revenue decreased to 46.7% in fiscal 1999 from 47.2% in fiscal 1998. This decrease is primarily due to the increased proportion of revenue from the Wholesale divisions following the Acquisition. Partially offsetting this decrease, the Wholesale margin improved during fiscal 1999 due to the addition of the Acquired Companies.

     Selling, general and administrative expenses, before the special charge described above, increased to 28.4% of net revenue in fiscal 1999 from 28.0% of net revenue in fiscal 1998. The increase as a percentage of net revenue is primarily due to an increase in depreciation and amortization, including amortization of goodwill and other intangibles of $31,651 during fiscal 1999, partially offset by leveraging certain expenses against the higher revenue base. The increase in expenses to $464,385 in fiscal 1999 from $236,571 in fiscal 1998 is principally due to increased volume related expenses to support the higher revenue as well as increased depreciation and amortization.

     The Company incurred interest expense, net of interest income, of $33,910 in fiscal 1999 and generated net interest income of $5,755 last year. Interest expense in the current year includes interest on the debt incurred in connection with the Acquisition.

     The provision for income taxes has decreased to 29.5% of income before taxes in the twelve month period ended March 31, 1999 from 32.9% in the corresponding period last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject, together with the effects of the special charges which are tax effected at a higher rate than the Company's weighted average tax rate.

      Year Ended March 31, 1998 (Actual) Compared to Year Ended March 31,
                                 1997 (Actual)

  Net revenue increased $185,422, or 28.0%, to $847,110 in fiscal 1998 from $661,688 in fiscal 1997. This improvement is principally due to volume increases in each of the Company's operating divisions, as outlined below.

  Wholesale net revenue increased to $587,922 in fiscal 1998 from $479,307 in fiscal 1997, an improvement of $108,615 or 22.7%. This improvement consists of a menswear wholesale sales increase of 12.3% and a childrenswear wholesale sales increase of 79.5%. In fiscal 1998, menswear wholesale sales were $455,127 while childrenswear wholesale sales were $132,795. In fiscal 1997, menswear wholesale sales were $405,319 while childrenswear wholesale sales were $73,988. These increases were due to increases in volume, which resulted primarily from increased sales to existing customers, offset by a decrease in the average sales price per unit. The increased sales to existing customers were partially the result of the Company's in-store shop and fixtured area expansion program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured.

  Net revenue in the Company's Retail division increased 31.3% to $196,066 in fiscal 1998 from $149,312 in fiscal 1997. The increase in the number of stores, as well as an increase in sales at existing stores, contributed to the improved revenue. Of the total increase of $46,754, $17,371 was attributable to retail stores opened since March 31, 1997. The total number of retail stores open as of March 31, 1998 and 1997 were 66 and 55, respectively.

  Net revenue from royalties and buying agency commissions increased 90.9% to $63,122 in fiscal 1998 from $33,069 in fiscal 1997. Of the increase of $30,053, approximately 31.8% was due to the introduction of new licensed products since March 31, 1997. The remainder of the increase reflects the incremental revenue associated with a general increase in sales of existing licensed products and buying agency services. Included in net revenue from royalties and buying agency commissions is $22,901 and $12,341, in fiscal 1998 and fiscal 1997, respectively, from the Company's womenswear, jeanswear and Canadian licensees, which were acquired by the Company effective May 8, 1998.

  Gross profit as a percentage of net revenue decreased to 47.2% in fiscal 1998 from 47.9% in fiscal 1997. This decrease is attributable to lower margins in menswear wholesale operations and a greater contribution to wholesale operations of childrenswear, which typically produces lower margins than menswear. This was partially offset by increased royalty and buying agency commissions, which produce higher margins than wholesale and retail operations.

  Selling, general and administrative expenses, as a percentage of net revenue, decreased to 28.0% in fiscal 1998 from 28.9% in fiscal 1997. This decrease is due to the leveraging of these expenses against the higher revenue base. Selling, general and administrative expenses increased to $236,571 in fiscal 1998 from $190,976 in fiscal 1997. This increase is primarily due to increased volume related expenses of the Company's wholesale and retail operations to support the higher revenue. In addition, depreciation and amortization has increased due to the greater number of in-store shops and fixtured areas.

  The provision for taxes decreased to 32.9% of income before taxes in fiscal 1998 from 34.2% in fiscal 1997. The decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject.


Liquidity and Capital Resources

  The Company's primary ongoing funding requirements are to finance working capital and the continued growth of the business. Principally, this includes the purchase of inventory in anticipation of increased sales of the Wholesale and Retail divisions as well as capital expenditures related to the expansion of the Company's in-store shop and fixtured area programs and additional retail stores. The Company's sources of liquidity are cash on hand, cash from operations and the Company's available credit. Additionally, the Company required Acquisition-related financing in May 1998 as discussed further below.

  The Company's cash and cash equivalents balance increased from $157,051 at March 31, 1998 to $241,950 at March 31, 1999. This represented an overall increase of $84,899 due primarily to cash provided by operating activities, partially offset by cash used in investing activities. A detailed analysis of the changes in cash and cash equivalents is presented in the Consolidated Statements of Cash Flows.

  Capital expenditures were $79,422 in fiscal 1999, compared with $67,814 on an actual basis and $96,295 on a pro forma basis in fiscal 1998. Significant capital expenditures included additions related to the Company's flagship stores and in-store shop and fixtured area expansion program.

  At March 31, 1999, accrued expenses and other current liabilities included $48,081 of open letters of credit for inventory purchased. Additionally, at March 31, 1999, TH USA was contingently liable for unexpired bank letters of credit of $72,419 related to commitments of TH USA to suppliers for the purchase of inventories.

  On May 8, 1998, the Company acquired its womenswear, jeanswear and Canadian licensees for an aggregate purchase price of $755,760 in cash and 9,045,930 Ordinary Shares of the Company. The cash portion of the purchase price was funded from a combination of debt financing and cash on hand. The debt financing portion of the purchase price consisted of $250,000 of 6.50% notes maturing on June 1, 2003 (the "2003 Notes"), $200,000 of 6.85% notes maturing on June 1, 2008 (the "2008 Notes") and $200,000 of term loan borrowings pursuant to new $450,000 term and revolving credit facilities (the "Credit Facilities").
The 2003 Notes and the 2008 Notes (collectively, the "Notes") were issued by TH USA and guaranteed by THC. The indenture under which the Notes were issued contains covenants that are more fully explained in Note 7 to the Consolidated Financial Statements.

  The Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term loan facility which was borrowed by TH USA in connection with the Acquisition and remains outstanding at March 31, 1999. The term loan bears interest at variable rates which, on a weighted average basis, amounted to 5.66% and 6.19% as of, and for the period ended, March 31, 1999, respectively. The revolving credit facility will be available for letters of credit, working capital and other general corporate purposes. The Credit Facilities replaced the Company's secured revolving credit agreement which had been in place since April 1, 1996.

  Borrowings under the term loan facility are repayable in quarterly installments as follows: $40,000 in the 12-month period ending March 31, 2000; $50,000 in each of the next two succeeding 12-month periods; and $60,000 in the next succeeding 12-month period.

  Under the Credit Facilities, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that in the aggregate exceed 33% of the Company's cumulative consolidated net income, commencing with the fiscal year ended March 31, 1998, less certain deductions. The Credit Facilities also contain a number of other restrictive covenants that are more fully explained in Note 7 to the Consolidated Financial Statements.

  The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of March 31, 1999.

  The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions such as those associated with the Acquisition. No interest rate hedging contracts were in place as of March 31, 1999.

  There were no significant committed capital expenditures at March 31, 1999. The Company expects fiscal 2000 capital expenditures to approximate $130,000 to $150,000. The Company intends to fund such cash requirements for fiscal 2000 and future years from available cash balances, internally generated funds and borrowings available under the Credit Facilities. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

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


Exchange Rates

  The Company receives United States dollars for substantially all of its product sales. Substantially all inventory purchases from contract manufacturers throughout the world are also denominated in United States dollars; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company's inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

  The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or transactions. These include the purchase of inventory, capital expenditures and the collection of certain foreign receivables. The Company enters into forward contracts with maturities of up to one year to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. No significant gain or loss was inherent in such contracts at March 31, 1999. While a hypothetical 10% adverse change in all of the relevant exchange rates would potentially cause a decrease in the fair value of the contracts of approximately $2,359, the Company would experience an offsetting benefit in the spot rate on the associated underlying transactions.


Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"). It is expected that SFAS 133 will be effective for the Company beginning in fiscal 2002. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to the limited use of derivative instruments, the nature of such instruments and the nature of the underlying transactions being hedged, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Year 2000

    During the year ended March 31, 1998, the Company initiated a comprehensive program to evaluate and address the impact of the year 2000 on its operations and those of the Acquired Companies in order to ensure that its computer systems properly recognize calendar year 2000. This program included steps to identify each item or element that would require date code remediation and make appropriate modifications to ensure a seamless transition to the year 2000. The Company has now completed the major portion of its internal date remediation activity.

    The Company is using internal staff resources to accomplish most of this activity and estimates that the cost will not exceed $500. Certain other costs, which are capitalized, represent investment in new hardware and software systems upgrades, the timing of which was planned to coincide with the integration of the Acquired Companies. Principal among these is a new investment in packaged financial systems software to which the Company and its major subsidiaries converted during 1999. Such costs represent only a nominal percentage of capital expenditures. The estimate of costs of the Year 2000 compliance effort and the timetable for internal Year 2000 modifications are management's best estimates. There can be no guarantee that these estimates will prove accurate and actual results could differ materially from the estimates. Based upon progress to date, however, the Company believes that it is unlikely that actual results would differ significantly from the estimates.

    The Company is also corresponding with significant suppliers, customers, transportation carriers and general service providers whose computer systems' functionality could impact the Company and in particular its ability to schedule forward production and procurement of merchandise from suppliers and to fulfill customer orders. These communications will facilitate coordination of Year 2000 conversions and will additionally permit the Company to determine its exposure to the failure of third parties to address their own Year 2000 issues.

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


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are indicated by words or phrases such as "anticipate," "estimate," "project," "management expects," "the Company believes" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the sections entitled "Liquidity and Capital Resources" and "Exchange Rates" in Item 7 above, which sections are incorporated herein by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Report of Independent Accountants

Consolidated Statements of Operations for the years ended March 31, 1999, 1998, and 1997

Consolidated Balance Sheets as of March 31, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                             Page
                                                                                             ----
Report of Independent Accountants........................................................    F-2

Consolidated Statements of Operations for the
years ended March 31, 1999, 1998 and 1997................................................    F-3

Consolidated Balance Sheets as of March 31, 1999
and 1998.................................................................................    F-4

Consolidated Statements of Cash Flows for the
years ended March 31, 1999, 1998 and 1997................................................    F-5

Consolidated Statements of Changes in
Shareholders' Equity for the years ended
March 31, 1999, 1998 and 1997............................................................    F-6

Notes to Consolidated Financial Statements...............................................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of Tommy Hilfiger Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1. presents fairly, in all material respects, the financial position of Tommy Hilfiger Corporation and its subsidiaries (the "Company") at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)2. presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
May 20, 1999

                          TOMMY HILFIGER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                                For the Fiscal Year Ended
                                                                                       March 31,
                                                                  ------------------------------------------------------
                                                                           1999             1998            1997
                                                                           ----             ----            ----
Net revenue...................................................        $1,637,073         $847,110        $661,688
Cost of goods sold............................................           872,607          447,524         344,884
                                                                      ----------         --------        --------

Gross profit..................................................           764,466          399,586         316,804

Depreciation and amortization.................................            81,180           29,840          20,842
Other selling, general and administrative expenses............           383,205          206,731         170,134
Special charges...............................................            19,800               --              --
                                                                      ----------         --------        --------

Total selling, general and administrative expenses............           484,185          236,571         190,976
                                                                      ----------         --------        --------

Income from operations........................................           280,281          163,015         125,828

Interest expense..............................................            39,525            1,258             761
Interest income...............................................             5,615            7,013           6,181
                                                                      ----------         --------        --------

Income before income taxes....................................           246,371          168,770         131,248

Provision for income taxes....................................            72,654           55,590          44,866
                                                                      ----------         --------        --------

Net income....................................................        $  173,717         $113,180        $ 86,382
                                                                      ==========         ========        ========

Earnings per share:

Basic earnings per share......................................             $3.77            $3.03           $2.33
                                                                      ==========         ========        ========

Weighted average shares outstanding...........................            46,132           37,374          37,059
                                                                      ==========         ========        ========

Diluted earnings per share....................................             $3.72            $2.99           $2.28
                                                                      ==========         ========        ========

Weighted average shares and share equivalents outstanding.....            46,688           37,886        $ 37,885
                                                                      ==========         ========        ========

               See Accompanying Notes to Consolidated Financial Statements.

                          TOMMY HILFIGER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                                                                                      March 31,
                                                                                ----------------------------------------------------

                                                                                      1999                              1998
                                                                                      ----                              ----
Assets
Current assets
    Cash and cash equivalents..............................................       $  241,950                           $157,051
    Accounts receivable....................................................          186,640                            104,732
    Inventories............................................................          222,928                            150,947
    Other current assets...................................................           48,638                             25,554
                                                                                  ----------                           --------

         Total current assets..............................................          700,156                            438,284

Property and equipment, at cost, less accumulated
   depreciation and amortization...........................................          228,294                            160,089
Intangible assets, net of accumulated amortization of $32,191 and
   $469, respectively......................................................        1,275,485                                692
Other assets...............................................................            2,685                             18,945
                                                                                  ----------                           --------

          Total Assets.....................................................       $2,206,620                           $618,010
                                                                                  ==========                           ========

Liabilities and Shareholders' Equity
Current liabilities
    Short-term borrowings..................................................       $    1,234                           $     --
    Current portion of long-term debt......................................           40,000                                 --
    Accounts payable.......................................................           27,310                             16,201
    Accrued expenses and other current liabilities.........................          188,606                             76,197
                                                                                  ----------                           --------

          Total current liabilities........................................          257,150                             92,398

Long-term debt.............................................................          609,245                                 --
Deferred tax liability.....................................................          242,546                                 --
Other liabilities..........................................................            5,430                              6,550

Shareholders' equity
    Preference Shares, $0.01 par value-shares authorized 5,000,000;
       none issued.........................................................               --                                 --
    Ordinary Shares, $0.01 par value-shares authorized 75,000,000;
       issued and outstanding 47,162,044 and 37,557,934, respectively......              472                                376
    Capital in excess of par value.........................................          573,280                            173,416
    Retained earnings......................................................          518,912                            345,195
    Accumulated other comprehensive income (loss)..........................             (415)                                75
                                                                                  ----------                           --------


       Total shareholders' equity..........................................        1,092,249                            519,062
                                                                                  ----------                           --------

Commitments and contingencies

       Total Liabilities and Shareholders' Equity..........................       $2,206,620                           $618,010
                                                                                  ==========                           ========

               See Accompanying Notes to Consolidated Financial Statements.

                          TOMMY HILFIGER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                                                              For the Fiscal Year Ended
                                                                                                       March 31,
                                                                                     ---------------------------------------------
                                                                                          1999           1998             1997
                                                                                     --------------  --------------  --------------
Cash flows from operating activities
 Net income................................................................           $ 173,717         $113,180       $ 86,382
 Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization..........................................              81,112           29,840         20,842
    Deferred income taxes..................................................             (15,793)            (410)        (4,428)
    Provision for special charges..........................................              19,800               --             --
    Write-off of property and equipment....................................               1,820               --             --
    Changes in operating assets and liabilities
      (Increase) decrease in assets
        Accounts receivable............................................             (24,565)         (24,748)       (11,582)
        Inventories........................................................              (5,556)         (27,100)       (42,419)
        Other assets.......................................................               8,538          (17,520)          (748)
      Increase (decrease) in liabilities
        Accounts payable...................................................             (6,074)           10,205         (3,458)
        Accrued expenses and other liabilities.............................              26,986           27,335         23,861
                                                                                      ---------         --------


    Net cash provided by operating activities..............................             259,985          110,782         68,450
                                                                                      ---------         --------        -------

Cash flows from investing activities
 Purchases of property and equipment.......................................             (79,422)                             60)
 Purchases of investments..................................................                  --           (20,000)           --
 Maturities of investments.................................................                  --            20,000            --
 Acquisition of businesses, net of cash acquired...........................            (735,263)               --            --
                                                                                      ---------           -------       -------

    Net cash used in investing activities..................................            (814,685)          (67,814)      (83,960)
                                                                                      ---------          --------       -------

Cash flows from financing activities
 Proceeds from issuance of long-term debt..................................             649,151                --            --
 Payments on long-term debt................................................             (10,000)           (1,510)         (279)
 Proceeds from the exercise of stock options...............................              15,180             5,685         3,929
 Repayments of short-term bank borrowings..................................             (14,732)               --        (5,975)
                                                                                      ---------          --------       -------


    Net cash provided by (used in) financing activities....................             639,599             4,175        (2,325)
                                                                                      ---------          --------       -------

    Net increase (decrease) in cash........................................              84,899            47,143       (17,835)
Cash and cash equivalents, beginning of period.............................             157,051           109,908       127,743
                                                                                      ---------           -------       -------

Cash and cash equivalents, end of period...................................           $ 241,950          $157,051      $109,908
                                                                                      =========          ========      ========

               See Accompanying Notes to Consolidated Financial Statements.

                          TOMMY HILFIGER CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (in thousands)

                                                                                            Accumulated
                                                                   Capital in                  other           Total
                                                       Ordinary    excess of     Retained   comprehensive   shareholders'
                                                        shares     par value     earnings   income (loss)      equity
                                                        ------     ---------     --------   -------------      ------
Balance, March 31, 1996                                $    369    $  155,294    $145,633      $   42       $    301,338
 Net income........................................                                86,382                         86,382
 Foreign currency translation......................                                                 3                  3
 Exercise of stock options.........................           3         3,926                                      3,929
 Tax benefit from exercise of stock options........                     5,812                                      5,812
                                                       --------    ----------    --------      ------       ------------
Balance, March 31, 1997                                     372       165,032     232,015          45            397,464
 Net income........................................                               113,180                        113,180
 Foreign currency translation......................                                                30                 30
 Exercise of stock options.........................           4         5,681                                      5,685
 Tax benefit from exercise of stock options........                     2,703                                      2,703
                                                       --------    ----------    --------      ------       ------------
Balance, March 31, 1998                                     376       173,416     345,195          75            519,062
 Net income........................................                               173,717                        173,717
 Foreign currency translation......................                                              (490)              (490)
 Issuance of shares in connection with the
  Acquisition......................................          90       377,425                                    377,515
 Exercise of stock options.........................           6        15,174                                     15,180
 Tax benefit from exercise of stock options........                     7,265                                      7,265
                                                       --------    ----------    --------      ------       ------------
Balance, March 31, 1999                                $    472    $  573,280    $518,912      $ (415)      $  1,092,249
                                                       ========    ==========    ========      ======       ============



Comprehensive income consists of net income and foreign currency translation and totaled $173,227, $113,210 and $86,385 in fiscal 1999, 1998 and 1997, respectively.


         See Accompanying Notes to Consolidated Financial Statements.

                          TOMMY HILFIGER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (dollar amounts in thousands, except per share amounts)


Note 1 - Summary of Significant Accounting Policies

(a)  Basis of Consolidation

     The consolidated financial statements include the accounts of Tommy Hilfiger Corporation ("THC" or the "Company"; unless the context indicates otherwise, all references to the "Company" include THC and its subsidiaries) and all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

(b)  Organization and Business

     THC, through its subsidiaries, designs, sources and markets men's and women's sportswear, jeanswear and childrenswear under the Tommy Hilfiger trademarks. Through licensing agreements, the Company is expanding its product lines to offer a broader array of apparel, accessories, footwear, fragrance and home furnishings.

(c)  Cash and Cash Equivalents and Investments

     The Company considers all financial instruments purchased with original maturities of three months or less to be cash equivalents. Short-term investments include investments with an original maturity of greater than three months and a remaining maturity of less than one year.

(d)  Inventories

     Inventories are valued at the lower of cost (weighted average method) or market.

(e)  Property and Equipment

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

(f)  Intangible Assets

     Intangible assets are comprised principally of goodwill and other intangibles acquired during fiscal 1999 of $662,212 and $612,268, respectively. The principal intangible assets acquired were the licenses between the Acquired Companies (as defined in Note 15) and the Company described in Note 15, which had remaining terms in excess of 40 years. Accordingly, these intangibles and goodwill are being amortized principally over 40 years on a straight line basis.

(g)  Long Lived Assets

     The Company reviews long lived assets including goodwill and other intangibles to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in earnings to the extent that carrying value exceeds fair value.

(h)  Income Taxes

     The Company has recorded its provision for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates.

(i)  Earnings Per Share and Authorized Shares

     Earnings per share and equivalents reflect the adoption of Statement of Financial Acounting Standards ("SFAS") No. 128, "Earnings Per Share", in fiscal 1998. Diluted earnings per share reflect the potentially dilutive effect of common stock issuable under the Company's stock option plans.

     Included in the Company's authorized, issued and outstanding shares are 9,045,930 shares issued in connection with the Acquisition (as defined in Note
15). Transfers of these shares are restricted for two years following the date of the Acquisition with additional restrictions during the following three years on transfers of the shares as a block, subject to certain exceptions.

(j)  Revenues

     Net revenues from wholesale product sales are recognized upon shipment of products to customers. Allowances for estimated returns, discounts and doubtful accounts are provided when sales are recorded. Retail store revenues are recognized at the time of sale. Licensing royalties and buying agency fees are recognized as earned.

     Net wholesale sales to major customers as a percentage of total net wholesale sales, for the three-year period ended March 31, 1999 were as follows:

                                            Fiscal Year Ended March 31,
                                            ---------------------------

                                             1999      1998      1997
                                             ----      ----      ----
Customer A                                    20%       22%       21%
Customer B                                    18%       22%       23%
Customer C                                    14%       15%       16%

(k)  Foreign Currency Translation

     The consolidated financial statements of the Company are prepared in United States dollars as this is the currency of the primary economic environment in which the Company operates, and the vast majority of its revenues are received and expenses are disbursed in United States dollars. Adjustments resulting from translating the financial statements of those non-United States subsidiaries which do not use the United States dollar as their functional currency are recorded in shareholders' equity.

(l)  Advertising Costs

     Advertising costs are charged to operations when incurred and totaled $44,040, $21,841 and $19,651 during the years ended March 31, 1999, 1998 and
1997, respectively. The increase in advertising costs in fiscal 1999 is principally due to the change in status of the Acquired Companies which made advertising contributions to the Company prior to the Acquisition. Advertising costs of the Acquired Companies were $14,718 and $8,459 in fiscal 1998 and 1997, respectively.

(m)  Use of Estimates

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

(n)  Segments and Foreign Operations

     Effective January 1, 1999, the Company adopted SFAS No.131, "Disclosures About Segments of an Enterprise and Related Information". This statement establishes disclosure requirements about reportable operating segments as well as related disclosures about products and services, geographic areas and major customers.

     The Company's operations are reported on the basis of three segments: wholesale, retail, and licensing, as further discussed in Note 10.

     Substantially all of the Company's net revenue and income from operations as well as identifiable assets constitute foreign operations in that the Company is incorporated in the British Virgin Islands ("BVI").

(o)  Reclassification of Prior Year Balances

     Certain prior year balances have been reclassified to conform to current year presentation.

Note 2 - Cash Equivalents

     As of March 31, 1999, the balance in Cash and Cash Equivalents was comprised entirely of overnight deposits at several financial institutions earning interest at a weighted average interest rate of 4.64%. As part of its ongoing control procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure.


Note 3 - Financial Instruments

Accounts Receivable

     The Company collects substantially all of its receivables from U.S. customers through a credit company subsidiary of a large financial institution pursuant to an agreement whereby the credit company pays the Company after the credit company receives payment from the Company's customer. The credit company establishes maximum credit limits for each customer account. If the customer becomes bankrupt or insolvent the credit company pays the Company 50% of the outstanding receivable. If the receivable becomes 120 days past due, the full amount is reimbursable by the credit company.

     The Company has a similar arrangement with another large financial institution for credit services to its Canadian subsidiary. In both cases the Company believes that the credit risk associated with such financial institutions is minimal. The Company also may grant credit directly to customers in the normal course of business without participation by a credit company. In such cases the Company monitors its credit exposure limits to avoid any significant concentration of risk. Bad debts have been minimal.


Interest Rate Risk Management

     Interest rate protection is used very selectively on certain borrowing transactions. Such contracts are integral to the underlying borrowing transaction and are therefore not recognized at fair value at any balance sheet date. Following the announcement of the proposed Acquisition on February 1, 1998, the Company sold U.S. Treasury futures contracts to protect against the potential increase in interest rates which would be in effect upon the funding of the Acquisition. At March 31, 1998, such contracts, having a notional value of $675,000, had generated deferred gains of approximately $4,490. The cumulative gains of $3,737 resulting from changes in the market values of the futures contracts through the time of transaction financing are being amortized as adjustments to interest expense over the appropriate debt amortization periods. No interest rate protection agreements existed at March 31, 1999.


Foreign Currency Risk Management

     The Company seeks to protect against adverse movements in foreign currency which might affect certain firm commitments or transactions. These include the purchase of inventory, capital expenditures and the collection of certain foreign receivables. The Company enters into forward contracts with maturities of up to one year to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes.

     Gains and losses on such forward contracts are recognized at the time the underlying hedged transaction is completed or recognized in earnings. At March 31, 1999, the Company had contracts to exchange foreign currencies, principally the Canadian dollar, Japanese yen and Great Britain pound in the following notional amounts:

                Forward sale contracts                $20,745
                Forward purchase contracts               $275

     No significant gain or loss was inherent in such contracts at March 31, 1999.


Fair Value of Other Financial Instruments

     The fair value of the Company's cash and cash equivalents is equal to their carrying value at March 31, 1999 and 1998. The fair value of the Company's long-term debt approximates carrying value. The fair value of the Company's other monetary assets and liabilities approximate carrying value due to the relatively short-term nature of these items.


Note 4 - Inventories

     Inventories are summarized as follows:


                                                            March 31,
                                                            ---------
                                                     1999             1998
                                                     ----             ----
     Finished goods...........................     $219,254         $148,488
     Raw materials............................        3,674            2,459
                                                   --------         --------
                                                   $222,928         $150,947
                                                   ========         ========


Note 5 - Property and Equipment

     Property and equipment consists of the following:

                                                           March 31,
                                                           ---------
                                                     1999            1998
                                                     ----            ----
     Furniture and fixtures...................     $208,662        $121,669
     Leasehold improvements...................       59,567          51,840
     Buildings and land.......................       47,076          41,211
     Machinery and equipment..................       26,643          23,673
                                                   --------        --------
                                                    341,948         238,393
     Less:  accumulated depreciation and
        amortization..........................      113,654          78,304
                                                   --------        --------
                                                   $228,294        $160,089
                                                   ========        ========

Note 6 - Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities are comprised of the following:

                                                          March 31,
                                                          ---------
                                                     1999           1998

     Accrued compensation.....................    $ 48,569         $22,187
     Letters of credit payable................      48,081          18,863
     Other....................................      91,956          35,147
                                                  --------         -------
                                                  $188,606         $76,197
                                                  ========         =======

Note 7 - Long-Term Debt

     Long-term debt consists of the following:

                                                               March 31,
                                                               ---------

                                                             1999      1998
                                                             ----      ----
     Term and revolving credit facilities at a
      weighted average interest rate of
      approximately 5.66% at March 31, 1999...........     $200,000   $  --
     Unsecured 6.85% notes due June 1, 2008, less
      unamortized discount of $445 at
      March 31, 1999..................................      199,555
     Unsecured 6.50% notes due June 1, 2003, less
      unamortized discount of $310 at
      March 31, 1999..................................      249,690      --
     Less current maturities..........................      (40,000)
                                                           --------   --------
   Total                                                   $609,245   $  --
                                                           ========   ========

     The 6.50% notes maturing on June 1, 2003 and the 6.85% notes maturing on June 1, 2008 (collectively, the "Notes") were issued by Tommy Hilfiger U.S.A., Inc., a subsidiary of THC ("TH USA"), and guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

     The term and revolving credit facilities (the "Credit Facilities"), which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility which was borrowed by TH USA in connection with the Acquisition. The revolving credit facility will be available for letters of credit, working capital and other general corporate purposes. As of March 31, 1999, $122,000 of the available borrowings had been used to open letters of credit. The Credit Facilities replaced the Company's secured revolving credit agreement which had been in place since April 1, 1996.

     Borrowings under the term loan facility are repayable in quarterly installments as follows: $40,000 in the 12-month period ending March 31, 2000; $50,000 in each of the next two succeeding 12-month periods; and $60,000 in the next succeeding 12-month period.

     The Credit Facilities contain a number of covenants that, among other things, restrict the ability of subsidiaries of THC to dispose of assets, incur additional indebtedness, create liens on assets, pay dividends or make other payments in respect of capital stock, make investments, loans and advances, engage in transactions with affiliates, enter into sale and leaseback transactions, engage in mergers or consolidations or change the businesses conducted by them. The Credit Facilities also restrict the ability of THC to create liens on assets or enter into sale and leaseback transactions. Under the Credit Facilities, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that in the aggregate exceed 33% of the Company's cumulative consolidated net income, commencing with the fiscal year ended March 31, 1998, less certain deductions. In addition, under the Credit Facilities, THC and TH USA are required to comply with and maintain specified financial ratios and tests (based on the Company's consolidated financial results), including, without limitation, an interest expense coverage ratio, a maximum leverage ratio and a minimum consolidated net worth test.

     The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of March 31, 1999.

     In connection with the purchase of real estate, Tommy Hilfiger (Eastern Hemisphere) Limited, a subsidiary of THC ("THEH"), obtained a ten-year, $2,746 mortgage. The debt, payable in equal quarterly installments through August 2003, was repaid in its entirety during fiscal 1998.


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

     Fiscal Year Ending March 31,
     ----------------------------
       2000......................................    $17,038
       2001......................................     14,787
       2002......................................     13,000
       2003......................................     11,166
       2004......................................      9,140
       Thereafter................................     38,726

     Rent expense was $16,362, $12,551 and $8,911 for the years ended March 31, 1999, 1998 and 1997, respectively.

Letters of credit

     TH USA is contingently liable for unexpired bank letters of credit at March 31, 1999 of $72,419 related to commitments for the purchase of inventories.

Legal matters

     Saipan Litigation.  On January 13, 1999, two actions were filed against the
     -----------------
Company and other garment manufacturers and retailers asserting claims that garment factories located on the island of Saipan, which allegedly supply product to the Company and other co-defendants, engage in unlawful practices relating to the recruitment and employment of foreign workers. One action, brought in San Francisco Superior Court (the "State Action"), was filed by a union and three public interest groups alleging unfair competition and false advertising by the Company and others. It seeks equitable relief, restitution and disgorgement of profits relating to the allegedly wrongful conduct, as well as interest and an award of fees to the plaintiffs' attorneys. The other, an action seeking class action status filed in federal court for the Central District of California (the "Federal Action"), was brought on behalf of an alleged class consisting of the Saipanese factory workers. The defendants include both companies selling goods purchased from factories located on the island of Saipan and the factories themselves. This complaint alleges claims under RICO, the Alien Tort Claims Act, federal anti-peonage and indentured servitude statutes and state and international law. It seeks equitable relief and damages, including treble and punitive damages, interest and an award of fees to the plaintiffs' attorneys.

     In addition, the same law firm that filed the State Action and the Federal Action has filed an action seeking class action status in the Federal Court in Saipan. This action is brought on behalf of Saipanese garment factory workers against the Saipanese factories and alleges violation of federal and Saipanese wage and employment laws. The Company is not a defendant in this action.

     In the State Action, all defendants, including the Company, have filed a demurrer challenging the legal sufficiency of the complaint. In the Federal Action, all defendants, including the Company, have filed a motion to transfer venue and a motion to dismiss the complaint for failure to state a claim. The plaintiffs have not yet filed their opposition to these motions.

     Shareholder Derivative Litigation.  On February 2, 1998, February 12, 1998
     ---------------------------------
and February 17, 1998, three alleged holders of Ordinary Shares filed purported derivative actions in New York State court on behalf of the Company against the members of the Board of Directors. The actions were later consolidated and an amended complaint was served on May 29, 1998. The amended complaint alleged that the Board's approval of the Acquisition constituted a breach of fiduciary duty and corporate waste, and sought equitable relief and damages in favor of the Company, and an award of fees to the plaintiffs' attorneys. On June 15, 1998, the Company and its directors moved to dismiss the consolidated action on
several grounds.   On December 9, 1998, the Court dismissed the action, ruling that the British Virgin Islands, the Company's place of incorporation, is the appropriate forum in which to litigate these derivative claims. In January 1999, the plaintiffs filed a notice of appeal with respect to the Court's ruling.

  The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their businesses. In the opinion of the Company's management, based on advice of counsel, the resolution of these matters will not have a material effect on its financial position or its results of operations.


Note 9 - Income Taxes

     The components of the provision for income taxes are as follows:

                                                 Fiscal Year Ended March 31,
                                                 ---------------------------
                                                    1999      1998     1997
                                                 --------   --------  -------
Current:
  U.S. Federal...........................        $ 60,530    $48,463  $39,276
  State and Local........................          10,149      5,810    6,688
  Non-U.S................................          17,768      1,727    3,330
                                                 --------    -------  -------
                                                   88,447     56,000   49,294
                                                 --------    -------  -------

Deferred:
  U.S. Federal...........................         (12,305)      (510   (3,724
  State and Local........................          (3,488)       100     (737
  Non-U.S................................              --         --       33
                                                 --------    -------  -------
                                                  (15,793)      (410   (4,428)
                                                 --------    -------  -------
Provision for income taxes...............        $ 72,654    $55,590  $44,866
                                                 ========    =======  =======

     Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                          March 31,
                                                          ---------
                                                      1999          1998
                                                   ---------     --------
Deferred tax assets - current:
  Inventory costs........................          $   5,940     $  5,082
  Accrued marketing costs................             18,150        1,453
  Accrued compensation...................              2,615        2,490
  Other items, net.......................              7,349        2,222
                                                   ---------      -------
                                                      34,054       11,247
                                                   ---------      -------
Deferred tax assets (liabilities) -
non-current:
  Depreciation and amortization..........              7,798        3,670
  Intangible assets......................           (250,344)          --
                                                   ---------      -------
                                                    (242,546)       3,670
                                                   ---------      -------

Total deferred tax assets (liabilities)..          $(208,492)     $14,917
                                                   =========      =======

     The deferred tax liability of $250,344 reflects deferred taxes associated with acquired identifiable intangible assets other than goodwill. The increase in the accrued marketing costs from March 31, 1998 to March 31, 1999 is primarily due to the inclusion of the balances of the Acquired Companies.

     The U.S. and non-U.S. components of income before income taxes are as follows:

                                                Fiscal Year Ended March 31,
                                                ---------------------------
                                                1999       1998       1997
                                              --------   --------   --------
U.S......................................     $121,437   $136,793   $104,671
Non-U.S..................................      124,934     31,977     26,577
                                              --------   --------   --------
                                              $246,371   $168,770   $131,248
                                              ========   ========   ========

     The provision for income taxes differs from the amounts computed by applying the applicable U.S. federal statutory rate to income before taxes as follows:

                                                               Fiscal Year Ended March 31,
                                                               ---------------------------
                                                      1999                 1998                  1997
                                                      ----                 ----                  ----
Provision for income taxes at the
    U.S. federal statutory rate...............    $ 86,230              $ 59,070               $45,937
State and local income taxes, net of
    federal benefits..........................       4,330                 3,841                 3,868
Non-U.S. income taxed at different
    rates.....................................     (27,529)              (10,031)               (6,350)
Goodwill amortization.........................       5,691                    --                    --
Other.........................................       3,932                 2,710                 1,411
                                                  --------              --------               -------
Provision for income taxes....................    $ 72,654              $ 55,590               $44,866
                                                  ========              ========               =======

     THC is not taxed on income in the BVI, where it is incorporated. THC's subsidiaries are subject to taxation in the jurisdictions in which they operate.

     Provision has not been made for taxes on undistributed non-BVI earnings of $267,062 at March 31, 1999, as those earnings will continue to be reinvested. As a result of various tax planning strategies available to the Company, it is not practical to estimate the amount of tax, if any, that might be payable on the eventual remittance of such earnings.


Note 10 - Segment Reporting

     The Company has three reportable segments: Wholesale, Retail and Licensing. The Company's reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segment consists of the design and sourcing of men's sportswear and jeanswear, women's casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment reflects the operations of the Company's outlet, specialty and flagship stores. The Licensing segment consists of the operations of licensing the Company's trademarks for specified products in specified geographic areas. The Company evaluates performance and allocates resources based on segment profits. The accounting policies of the reportable segments are the same as those described in Note 1, "Summary of Significant Accounting Policies". Segment profits are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses. Excluded from segment profits, however, are the vast majority of executive compensation, marketing, brand image marketing costs associated with its flagship stores, amortization of intangibles including goodwill, special charges and interest costs. Financial information for the Company's reportable segments is as follows:

                                                 Wholesale             Retail             Licensing             Total
                                                 ---------             ------             ---------             -----
Fiscal year ended March 31, 1999
--------------------------------
    Total segment revenue                       $1,364,945            $214,637            $106,309          $1,685,891
    Segment profits                                275,312              44,183              60,645             380,140
    Depreciation and amortization
       included in segment profits                  32,532               7,686               1,228              41,446

Fiscal year ended March 31, 1998
--------------------------------
    Total segment revenue                       $  587,922            $196,066            $ 90,337          $  874,325
    Segment profits                                 98,275              50,015              57,274             205,564
    Depreciation and amortization
       included in segment profits                  17,462               4,169                 934              22,565

Fiscal year ended March 31, 1997
--------------------------------
    Total segment revenue                       $  479,307            $149,312            $ 56,180          $  684,799
    Segment profits                                 92,091              37,833              29,479             159,403
    Depreciation and amortization
       included in segment profits                  16,048               2,400                 790              19,238

       A reconciliation of total segment revenue to consolidated net revenue is as follows :

                                                     Fiscal Year Ended March 31,
                                                    -----------------------------
                                                    1999        1998       1997
                                                    ----        ----       ----
Total segment revenue                            $1,685,891   $874,325   $684,799
Intercompany revenue                                (48,818)   (27,215)   (23,111)
                                                 ----------   --------   --------
Consolidated net revenue                         $1,637,073   $847,110   $661,688
                                                 ==========   ========   ========

       Intercompany revenue represents buying agency commissions from consolidated subsidiaries.

       A reconciliation of total segment profits to consolidated income before income taxes is as follows:

                                                     Fiscal Year Ended March 31,
                                                    -----------------------------
                                                     1999       1998       1997
                                                     ----       ----       ----
Segment profits                                  $  380,140   $205,564   $159,403
Corporate expenses not allocated                     80,059     42,549     33,575
Special charge                                       19,800          -          -
Interest income (expense), net                      (33,910)     5,755      5,420
                                                 ----------   --------   --------
Consolidated income before income taxes          $  246,371   $168,770   $131,248
                                                 ==========   ========   ========

       The Company is domiciled in the BVI; accordingly all sales outside the BVI are considered foreign. Countries representing 5% or more of consolidated net revenue are as follows:

                                                   Fiscal Year Ended March 31,
                                                  -----------------------------
                                                    1999       1998      1997
                                                    ----       ----      ----
United States                                    $1,529,465  $826,419  $652,917
Canada                                               82,465     4,100     2,511
Other                                                25,143    16,591     6,260
                                                 ----------  --------  --------
Consolidated net revenue                         $1,637,073  $847,110  $661,688
                                                 ==========  ========  ========

     The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Note 11 - Related Parties

     See related disclosures in Note 15 - Acquisition of Womenswear, Jeanswear and Canadian Licensees.

     Effective February 1, 1997, the Company entered into the Pepe European License (as defined in Note 15) with Pepe Jeans London Corporation ("PJLC") which provides for the distribution of the Company's products throughout the European market. PJLC subsequently assigned this license to a subsidiary. Under this agreement, the licensee pays Tommy Hilfiger Licensing, Inc., a subsidiary of THC ("THLI"), a royalty based on a percentage of the value of licensed products sold by the licensee. Except with the approval of THLI, all products sold by or through the licensee must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. The distribution of products under this arrangement began in fiscal 1998. Results of operations include $4,748 and $1,641, for the years ended March 31, 1999 and 1998, respectively, of royalties and commissions under this arrangement.

     Effective June 30, 1996, the Company's joint venture arrangement with Tommy Hilfiger Japan Co., Ltd. covering the Company's Japanese operations expired. Effective July 1, 1996, the Company entered into an exclusive license agreement for Japan with Novel-ITC Licensing Limited ("NIL"), a related party. Under the license agreement, NIL pays THLI a royalty based on a percentage of the value of licensed products sold by NIL's sublicensee. Except with the approval of THLI, all products sold by or through NIL or its sublicensee must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. Pursuant to this new arrangement, royalties and commissions totaled $3,119, $4,211 and $2,745 in fiscal 1999, 1998 and 1997, respectively. Pursuant to the prior arrangement, royalties and commissions totaled $488 in fiscal 1997.

     Effective October 1, 1995, the Company entered into the Pepe United States License and the Pepe International License (each as defined in Note 15). Other assets as of March 31, 1998 in the Consolidated Balance Sheets include a note receivable from an affiliate of the licensees in connection with this transaction. The note, which was canceled in connection with the Acquisition, had a face value of $5,000, and had a maturity of September 30, 2000. The note was recorded at its present value of $4,097 at March 31, 1998. Under this license arrangement, which terminated as a result of the Acquisition, the Company received royalties from subsidiaries of PJLC based upon a percentage of net sales of licensed products. The fiscal 1999, 1998 and 1997 results of operations include $1,990, $19,016 and $9,963 of such royalties. In addition, in connection with this license, a subsidiary of PJLC leased certain space at the Company's U.S. headquarters, for which rent of $22, $262 and $214 was received by the Company in fiscal 1999, 1998 and 1997, respectively. Prior to the Acquisition, TH USA purchased finished goods in the ordinary course of business from PJLC and its subsidiaries. Such purchases amounted to $1,004, $8,400 and $14,100 during the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

     TH USA purchases finished goods in the ordinary course of business from other affiliated companies. Such purchases amounted to $47,734, $14,600 and $9,852 during the fiscal years ended March 31, 1999, 1998 and 1997, respectively. In addition, contractors of the Company purchased raw materials in the ordinary course of business from affiliates of the Company. Such purchases amounted to $15,051, $5,930 and $5,811 during the fiscal years ended March 31, 1999, 1998 and 1997, respectively. The significant increases in 1999 reflect the inclusion of purchases made by the Acquired Companies.

     Under the Canadian License arrangement (as defined in Note 15), which terminated as a result of the Acquisition, the Company received a royalty from the licensee based upon a percentage of net sales of licensed products and a buying agency commission based on a percentage of the cost of goods sourced on behalf of the licensee. Results of operations include $399, $3,885 and $2,378 for the years ended March 31, 1999, 1998 and 1997, respectively, for royalties and commissions earned from this licensee.

     TH USA sells merchandise in the ordinary course of business to a retail store that is owned by a relative of a director and executive officer of the Company. Sales to this customer amounted to approximately $732, $476 and $435 during the years ended March 31, 1999, 1998 and 1997, respectively.

     In connection with the shareholder derivative litigation described in Note 8 above, the Company has agreed to advance legal fees and other expenses to the Company's directors. Each director has delivered a written undertaking to repay the Company in the event that a court ultimately determines that such director was not entitled to indemnification. An aggregate of approximately $600 was advanced pursuant to these arrangements in fiscal 1999.

     THEH has two consulting agreements with affiliates. THEH paid fees of $1,000 in fiscal 1999 and $875 in each of fiscal 1998 and 1997 under such agreements.

     Under the terms of an agreement with an affiliate, Tommy Hilfiger (HK) Limited, a subsidiary of THC ("THHK"), reimburses the affiliate for certain general and administrative expenses incurred by the affiliate on behalf of THHK. Payments made to the affiliate for the years ended March 31, 1999, 1998 and 1997 were $133, $77 and $58, respectively.


Note 12 - Retirement Plans

     The Company maintains employee savings plans for eligible U.S. employees. The Company's contributions to the plans are discretionary with matching contributions of up to 50% of employee contributions of up to 5% of employee compensation. For the years ended March 31, 1999, 1998 and 1997, the Company made plan contributions of $1,171, $568 and $345, respectively.

     Effective January 1, 1998, the Company adopted a supplemental executive retirement plan which provides certain members of senior management with a supplemental pension. The supplemental executive retirement plan is an unfunded plan for purposes of both the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974. Included in accrued expenses and other current liabilities is $1,600 and $300 at March 31, 1999 and 1998, respectively, related to this plan.

     Effective January 1, 1998, the Company adopted a voluntary deferred compensation plan which provides certain members of senior management with an opportunity to defer a portion of base salary or bonus pursuant to the terms of the plan. The voluntary deferred compensation plan is an unfunded plan for purposes of both the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974.

Note 13 - Stock Option Plans

     In September 1992, the Company and its subsidiaries adopted stock option plans (the "Plans") authorizing the issuance of an aggregate of up to 2,970,000 Ordinary Shares to directors, officers and employees of the Company. Subsequently, through June 1999, a total of 5,750,000 additional Ordinary Shares of THC were authorized and reserved for issuance to directors, officers and employees of the Company, under the Plans. In August 1994, the Board of Directors and shareholders of the Company approved the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan (the "Directors Option Plan"). Under the Directors Option Plan, directors who are not officers or employees of the Company are eligible to receive stock option grants. The total number of Ordinary Shares for which options may be granted under the Directors Option Plan may not exceed 200,000 Ordinary Shares in the aggregate, subject to certain adjustments.

     Transactions involving the Plans and the Directors Option Plan are summarized as follows:

                                                                                    Weighted Average
                                                                                       Exercise
                                                           Option Shares            Price Per Share
                                                           -------------            ---------------
Outstanding as of March 31, 1996                            1,601,600                     $20.10

Granted......................................                 708,300                     $48.20
Exercised....................................                (369,605)                    $10.64
Canceled.....................................                 (51,725)                    $39.56
                                                            ---------
Outstanding as of March 31, 1997                            1,888,570                     $31.26

Granted......................................               1,358,950                     $42.20
Exercised....................................                (308,405)                    $18.44
Canceled.....................................                (312,580)                    $40.46
                                                            ---------
Outstanding as of March 31, 1998                            2,626,535                     $37.34

Granted......................................               1,856,800                     $52.00
Exercised....................................                (558,180)                    $27.00
Canceled.....................................                (438,430)                    $45.42
                                                            ---------
Outstanding as of March 31, 1999                            3,486,725                     $45.77
                                                            =========

     Options exercisable at March 31, 1999, 1998 and 1997 were 311,935, 527,570 and 290,520, respectively, at weighted average exercise prices of $31.07, $24.85 and $20.53, respectively.

     The following table summarizes information concerning currently outstanding and exercisable options:

                                     Options Outstanding                    Options Exercisable
                       -------------------------------------------    -------------------------------
                                           Weighted
                                           Average        Weighted                           Weighted
                                          Remaining       Average                            Average
  Range of               Number           Contractual     Exercise         Number            Exercise
Exercise Prices        Outstanding          Life           Price          Exercisable         Price
-----------------------------------------------------------------------------------------------------
 $ 7.50 - $39.13          643,115            7.00         $30.47            212,755          $25.51

 $39.70 - $46.00          888,020            7.98         $41.99             77,920          $45.18

 $46.13 - $50.47        1,455,550            9.18         $50.01              2,600          $49.34

 $51.75 - $69.47          500,040            8.79         $59.84             18,660          $55.70
                        ---------            ----         ------            -------          ------

 $ 7.50 - $69.47        3,486,725            8.42         $45.77            311,935          $31.07
                        =========            ====         ======            =======          ======

     Options vest over periods ranging from 1-6 years with a maximum term of 10 years. The exercise price of all options granted under the Plans and the Directors Option Plan is the market price on the dates of grant.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for stock options granted in 1999, 1998 and 1997. Had compensation cost been recorded based upon the fair value at the grant dates as an alternative provided by SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income and earnings per share (basic and diluted) would have been reduced by approximately $8,221 and $.18, respectively, in 1999, $4,824 and $.13, respectively, in 1998 and $2,998 and $.08, respectively, in 1997. These amounts are for disclosure purposes only and may not be representative of future calculations since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair values of options granted were estimated at $29.39 in 1999, $21.38 in 1998 and $22.33 in 1997 on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: volatility of 43%, 43% and 40%; risk free interest rate of 5.4%, 6.5% and 6.1%; expected life of 6.0 years, 5.9 years and 5.7 years; and no future dividends.

Note 14 - Statements of Cash Flows

                                                     Fiscal Year Ended March 31,
                                                     ---------------------------
                                             1999               1998              1997
                                             ----               ----              ----
Supplemental disclosure of cash
flow information:
   Cash paid during the year:
      Interest                             $28,018            $ 1,142           $   930
                                           =======            =======           =======
      Income taxes                         $89,189            $54,749           $34,559
                                           =======            =======           =======

     The impact of exchange rate movements on cash balances was insignificant in fiscal 1999, fiscal 1998 and fiscal 1997.


Note 15 - Acquisition of Womenswear, Jeanswear and Canadian Licensees

     On May 8, 1998, following the approval by the shareholders of the Company on May 5, 1998, the Company acquired from related parties Pepe Jeans USA, Inc., the Company's United States womenswear and jeanswear licensee ("Pepe USA"), TJ Far East Limited, Pepe USA's buying agency affiliate, and Tomcan Investments Inc., the parent corporation of Tommy Hilfiger Canada Inc. ("TH Canada"), the Company's Canadian licensee (collectively, the "Acquired Companies"), for an aggregate purchase price of $755,760 in cash plus 9,045,930 Ordinary Shares of the Company (the "Acquisition"). The cash portion of the purchase price was funded from a combination of debt financing and cash on hand. The Ordinary Shares were valued at $46.37 per share, the average closing price for the five days before and after the announcement of the Acquisition, reduced by a valuation adjustment of $41,946 to reflect the restriction on the shares.

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

     In connection with the Acquisition, the Company acquired the businesses operated under the Pepe United States License and the Canadian License, the Pepe International License was canceled and the license arrangements for Europe previously covered by the Pepe International License were consolidated under the Pepe European License. Accordingly, the Pepe European License was amended to, among other things, include in its scope men's, women's and children's jeanswear and jeans related apparel (including women's and girls' casualwear) and to increase the minimum sales levels, guaranteed minimum royalties and minimum advertising payments required thereunder. The Pepe European License was also amended to provide the Company certain additional rights in connection with any proposed future transfer of the business conducted under the Pepe European License. In addition, in connection with the

Acquisition, a $5,000 note receivable (see Note 11 - Related Parties) was canceled in consideration for a capital contribution being made to Pepe USA in the same amount as the receivable.

     The Acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of the Acquired Companies are included in the consolidated results of the Company from the date of the Acquisition. The purchase price has been allocated as follows:

   Cash.............................................................................       $   19,252
   Accounts receivables.............................................................           57,343
   Inventories......................................................................           67,723
   Other current assets.............................................................           13,359
   Property and equipment...........................................................           49,212
   Intangible assets, including goodwill............................................        1,307,376
   Other assets.....................................................................            1,075
   Short-term bank borrowings.......................................................          (15,965)
   Accounts payable.................................................................          (17,183)
   Accrued expenses and other current liabilities...................................          (51,457)
   Long-term debt...................................................................          (10,000)
   Deferred tax liability...........................................................         (252,320)
   Other liabilities................................................................           (2,176)
                                                                                           ----------
   Total purchase price                                                                    $1,166,239
                                                                                           ==========


     The unaudited pro forma combined condensed results of operations of the Company and the Acquired Companies for the years ended March 31, 1999 and 1998, after giving effect to certain pro forma adjustments, are as follows:


                                      Fiscal Year Ended March 31,
                                      ---------------------------
                                         1999             1998
                                         ----             ----

Net revenue                          $1,685,523       $1,270,811

Gross profit                            786,657          590,412

Income from operations                  290,089          212,679

Income before taxes                     251,833          166,405
Provision for income taxes               74,383           50,236
Net income                              177,450          116,169

Diluted earnings per share                $3.74            $2.48

     The foregoing unaudited pro forma statement of operations data reflect (a) the elimination of certain revenues, cost of sales and royalty expense, (b) amortization of intangible assets, principally over 40 years, (c) incremental management compensation and net interest expense and (d) applicable income tax effects.

Note 16 - Special Acquisition-Related Charges

     During the first quarter of fiscal 1999, the Company recorded a special charge for non-recurring expenses of $19,800, before income taxes, related to the Acquisition. This special charge consists of provisions of $7,000 for the write-off of the fixed assets and operating leases of the Company's specialty stores, $7,000 for redundant MIS equipment, furniture, fixtures and other equipment, $3,800 for severance and other employee costs and $2,000 for the termination of certain vendor contracts.

     At March 31, 1999, $6,900 of the special charge remains in accrued liabilities. The balance principally relates to the closure of the specialty stores and restructuring of the related leases.


Note 17 - Summarized Financial Information

     The following presents summarized financial information of TH USA, a wholly owned subsidiary of THC, and its consolidated subsidiaries, as of March 31, 1999 and 1998 and for each of the three years in the period ended March 31, 1999. TH USA is the issuer and THC is the guarantor of the Notes. The Company has not presented separate financial statements and other disclosures concerning TH USA because management has determined that such information is not material to holders of the Notes.

                                             March 31,
                                             ---------
                                        1999              1998
                                        ----              ----
Current assets                     $  595,819          $354,128
Noncurrent assets                   1,478,790           179,556
Current liability due to THC           26,494            28,669
Other current liabilities             240,851            89,197
Noncurrent liability due to THC       801,511           216,651
Other noncurrent liabilities          852,329             6,550


                                             Fiscal Year Ended March 31,
                                             ---------------------------
                                        1999              1998            1997
                                        ----              ----            ----
Net revenue                        $1,625,407          $838,622        $656,526
Gross profit                          734,157           384,190         304,420
Net income                             74,751            72,415          52,956

Note 18 - Quarterly Financial Data (Unaudited)

                                      First            Second            Third             Fourth
                                     Quarter           Quarter          Quarter           Quarter
                                     -------           -------          -------           -------
1999
----
Net revenue................          $287,656         $465,324         $463,233          $420,860
Gross profit...............           134,668          216,546          214,817           198,435
Net income.................            12,975           56,750           57,759            46,233
Basic earnings per share...               .30             1.21             1.23               .98
Diluted earnings per share                .29             1.20             1.22               .97


1998
----
Net revenue................          $173,735         $224,546         $246,104          $202,725
Gross profit...............            81,703          109,708          115,303            92,872
Net income.................            17,507           31,894           36,381            27,398
Basic earnings per share...               .47              .85              .97               .73
Diluted earnings per share                .46              .84              .96               .73

     The quarterly financial data for fiscal 1999 reflects the Acquisition in May 1998 of the Company's licensees, Pepe USA and TH Canada, described in Note
15. Fiscal 1999 first quarter financial data reflects special acquisition-related charges of $19,800 ($11,900 after-tax, or $0.27 per diluted share).

     The quarterly financial data for the years ended March 31, 1999 and 1998 are unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present such data fairly.


Note 19 - Share Split (Unaudited)

     On June 4, 1999, the Company announced that its Board of Directors had approved and declared a two-for-one split of the Company's Ordinary Shares, par value $.01 per share (the "Ordinary Shares"). The split will be effected in the form of a dividend of one Ordinary Share per Ordinary Share issued and outstanding or held by the Company in its treasury (the "Share Split"), and will be payable on July 9, 1999 to shareholders of record at the close of business on June 18, 1999. In connection with the Share Split, the Board of Directors of the Company also approved an increase in the number of authorized Ordinary Shares to 150,000,000 from 75,000,000.

     The share and per share amounts in these Consolidated Financial Statements and the accompanying Notes do not reflect the effect of the Share Split. The following information reflects the pro forma effect of the Share Split:


                                            Fiscal Year Ended March 31,
                                            ---------------------------
                                             1999                 1998
                                             ----                 ----
Basic earnings per share                    $1.88                  $1.51

Weighted average shares outstanding    92,264,674             74,747,853

Diluted earnings per share                  $1.86                  $1.49

Weighted average shares and
   share equivalents outstanding       93,375,934             75,771,799


                                            Fiscal Year Ended March 31,
                                            ---------------------------
                                             1999                 1998
                                             ----                 ----
Ordinary Shares, $0.01 par value-
    shares authorized 150,000,000;
    issued and outstanding
    94,324,088 and 75,115,868,
    respectively                             $943                   $751

Capital in excess of par value            572,809                173,041

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

Name                          Age      Present Position
----                          ---      ----------------
Silas K.F. Chou               52       Co-Chairman of the Board and Director
Lawrence S. Stroll            39       Co-Chairman of the Board and Director
Thomas J. Hilfiger            48       Honorary Chairman of the Board, Principal Designer and Director
Joel J. Horowitz              48       Chief Executive Officer, President and Director
Benjamin M.T. Ng              36       Chief Financial Officer, Executive Vice President-Strategic Development,
                                       Assistant Secretary and Director
Ronald K.Y. Chao              60       Director
Lester M.Y. Ma                52       Director
Joseph M. Adamko              66       Director
Clinton V. Silver             69       Director
Simon Murray                  59       Director
Joel H. Newman                57       Chief Administrative Officer and Executive Vice President-Finance
Arthur Bargonetti             65       Senior Vice President-Operations
Joseph Scirocco               42       Senior Vice President and Treasurer
Lawrence T.S. Lok             42       Secretary

Silas K.F. Chou has been Co-Chairman of the Board of the Company since 1998 and served as Chairman of the Board from 1992 to 1998. Mr. Chou also has served as an Executive Director of Novel Enterprises Limited ("Novel Enterprises"), where he was appointed as Managing Director in 1996, for more than the past five years and as Chairman of the Board of Novel Denim Holdings Limited, a Mauritius-based manufacturer of denim garments and fabric quoted on the Nasdaq National Market and an affiliate of Novel Enterprises ("Novel Denim"), since 1996. In addition, Mr. Chou has served as Chief Executive Officer of AIHL Investment Holdings Limited, its predecessors and certain of its affiliates (collectively, "AIHL") since 1992 and was Chairman of the Board of Pepe Jeans London Corporation and its predecessor (collectively, "PJLC") from 1992 to 1998.

Lawrence S. Stroll has been Co-Chairman of the Board of the Company since 1998 and served as Chief Executive Officer of Tommy Hilfiger (HK) Limited, a subsidiary of the Company ("THHK"), from 1993 to 1998. Mr. Stroll has been a Director of the Company since 1992. In addition, Mr. Stroll has served as Chairman of the Board of AIHL since 1992 and was Group Chief Executive Officer of PJLC from 1993 to 1998.

Thomas J. Hilfiger has been a Director of the Company since 1992 and Honorary Chairman of the Board of the Company since 1994. Mr. Hilfiger was Vice Chairman of the Board of the Company and its predecessors from 1989 to 1994, and President of Tommy Hilfiger, Inc. from 1982 to 1989. Mr. Hilfiger has been designing clothes under the Tommy Hilfiger trademarks since 1984.

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

Ronald K.Y. Chao has been a Director of the Company since 1992. In 1996, Mr. Chao was appointed as Vice Chairman of Novel Enterprises. For more than five years prior thereto, Mr. Chao served as the Managing Director of Novel Enterprises. In addition, Mr. Chao has served as a director of Novel Denim since February 1997.

Lester M.Y. Ma has been a Director of the Company since 1992 and served as its Treasurer from 1996 to 1997. Mr. Ma has been an Executive Director and Group Chief Accountant of Novel Enterprises for more than the past five years. In addition, Mr. Ma has been a director of Novel Denim since 1992 and its Treasurer since February 1997.

Joseph M. Adamko has been a Director of the Company since 1993. Since 1992, Mr. Adamko has been Vice Chairman and a director of Sterling Bancorp and Sterling National Bank. Prior thereto, Mr. Adamko was employed by Manufacturers Hanover Trust Company of New York in a variety of positions for over 30 years, including most recently as a Managing Director.

Clinton V. Silver has been a Director of the Company since 1994. Mr. Silver currently serves as a consultant to, and from 1991 until his retirement in 1994, served as Deputy Chairman of, Marks & Spencer plc, an international retailer based in London ("Marks & Spencer"). Mr. Silver served as a director of Marks & Spencer from 1974 to 1994 and as Joint Managing Director from 1990 to 1994. Mr. Silver is also a non-executive director of the Pentland Group plc.

Simon Murray has been a Director of the Company since April 1997. From 1993 to 1997, Mr. Murray was the Executive Chairman Asia Pacific of Deutsche Bank AG and is currently the Chairman of General Enterprise Management Services Limited, a private equity fund management company sponsored by Simon Murray & Company Ltd and Deutsche Bank. Mr. Murray is also a director of a number of public companies in the Far East, including Hutchison Whampoa Limited and Orient Overseas (International) Limited, and other companies in Europe, including Hermes International and Vivendi of France.

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

Arthur Bargonetti has been Senior Vice President-Operations of the Company since May 1998. From 1994 to 1998, Mr. Bargonetti served as Chief Operating Officer and Executive Vice President of Pepe USA. Prior thereto, Mr. Bargonetti was the Chief Operating Officer and Executive Vice President of Bidermann Industries U.S.A., Inc.

Joseph Scirocco has been Senior Vice President and Treasurer of the Company since December 1997. Prior to joining the Company, Mr. Scirocco was employed in the Retail and Consumer Products Group of Price Waterhouse LLP, where he served as an Audit Partner from 1990 to 1997.

Lawrence T.S. Lok has been Secretary of the Company and Novel Enterprises since 1994. In addition, Mr. Lok has been Secretary of Novel Denim since February 1997. Mr. Lok has also been Deputy Financial Controller of Novel Enterprises for more than the past five years.

Ronald K.Y. Chao and Silas K.F. Chou are brothers.


Terms of Directors

     The Company's Board of Directors is divided into three classes with staggered three-year terms. At each Annual Meeting of Shareholders, the successors of the class of directors whose terms expire at such meeting are elected for three-year terms. The terms of Messrs. Chou, Hilfiger and Adamko expire in 1999; the terms of Messrs. Stroll, Ng, Ma and Silver expire in 2000; and the terms of Messrs. Horowitz, Chao and Murray expire in 2001.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and certain persons who own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Reporting Persons are required by the SEC to furnish the Company with copies of all
Section 16 Reports they file.

     Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended March 31, 1999 have been complied with on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth the compensation paid and accrued by the Company and its subsidiaries for the fiscal years ended March 31, 1999, 1998 and 1997 to the Company's chief executive officer and the four other most highly compensated executive officers (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                                              Long-Term
                                                 Annual Compensation         Compensation
                                              -------------------------      ------------
                                                                                 Awards
                                                                                 ------
                                                                                Securities
                                     Fiscal                                     Underlying         All Other
  Name and Principal Position         Year   Salary ($)       Bonus ($)      Stock Options (#)   Compensation ($)
  ---------------------------         ---    ----------       ---------      -----------------   ----------------
Joel J. Horowitz.................      1999     540,000     15,374,000                  --             4,000(1)
  Chief Executive Officer and          1998     505,000      9,343,000                  --                --
  President                            1997     473,000      7,174,000                  --                --

Thomas J. Hilfiger...............      1999  22,275,000              0                  --             4,000(1)
  Honorary Chairman and                1998  10,464,000      3,500,000(2)               --                --
  Principal Designer                   1997   8,498,223      4,500,000(2)               --                --

Silas K.F. Chou..................      1999     750,000(3)   1,750,000                  --                --
  Co-Chairman of the Board             1998     750,000(3)     325,000                  --                --
                                       1997     750,000(3)     325,000                  --                --

Lawrence S. Stroll...............      1999     750,000(4)   1,750,000                  --                --
  Co-Chairman of the Board             1998     625,000(4)     325,000                  --                --
                                       1997     625,000(4)     325,000                  --                --

Benjamin M.T. Ng.................      1999     257,500      1,442,500                  --             4,742(1)
  Chief Financial Officer and          1998     257,500        700,000               5,000             4,629
  Executive Vice President-            1997     250,000        211,375               5,000             3,750
  Strategic Development

________

(1) Amount represents employer matching contribution under the Tommy Hilfiger U.S.A. 401(k) Profit Sharing Plan.
(2) All of the 1998 amount, and $3,500,000 of the 1997 amount, will be payable on a deferred basis. See "Certain Employment Agreements."
(3) Includes 50% of the fees paid pursuant to a consulting agreement between Tommy Hilfiger (Eastern Hemisphere) Limited, a subsidiary of the Company ("THEH"), and Fasco International, Inc. ("Fasco International"), a subsidiary of Sportswear Holdings Limited ("Sportswear"). See "Certain Relationships and Related Transactions."
(4) Includes (i) 50% of the fees paid pursuant to a consulting agreement between THEH and Fasco International, and (ii) all of the fees paid pursuant to a consulting agreement between THEH and an affiliate of Mr. Stroll. See "Certain Relationships and Related Transactions."

Stock Option Exercises and Fiscal Year-End Option Values

     The following table sets forth information regarding stock option exercises during fiscal year 1999 by the only Named Executive Officer who has received Company option grants, and the values of such officer's unexercised options as of March 31, 1999.


          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                            YEAR-END OPTION VALUES


                                                        Number of Unexercised Stock     Value of Unexercised In-the-
                         Shares                           Stock Options at               Money Stock Options at
                       Acquired on        Value          Fiscal Year-End (#)              Fiscal Year-End ($)
     Name              Exercise (#)      Realized ($)   Exercisable/Unexercisable       Exercisable/Unexercisable
     ----              ------------      ------------   -------------------------       -------------------------
Benjamin M.T. Ng...      55,070           1,740,625            98,000/7,000                  3,747,125/192,250


Certain Employment Agreements

     Subsidiaries of the Company had employment agreements with Messrs. Hilfiger and Horowitz during fiscal year 1999.

     The employment agreement with Tommy Hilfiger, the Company's Honorary Chairman of the Board and Principal Designer, provides for his employment as the designer of all products carrying the Tommy Hilfiger trademarks until his death, disability or incompetence. Mr. Hilfiger receives an annual base salary of $900,000, subject to adjustments. If net sales of TH USA and its subsidiaries are less than $48,333,333 in any year, Mr. Hilfiger's base salary for such year is reduced by 1.5% of such shortfall, to not less than $500,000. If net sales are greater than $48,333,333 in any fiscal year, Mr. Hilfiger receives an additional payment equal to 1.5% of such excess. If Mr. Hilfiger terminates his employment without the consent of TH USA other than by reason of his death, disability or incompetence, TH USA will have no further obligations under the agreement. The employment agreement provides that TH USA and its subsidiaries cannot enter into any line of business without the consent of Mr. Hilfiger if he shall reasonably determine that such line of business would be detrimental to the Tommy Hilfiger trademarks.

     The employment agreement with Mr. Horowitz provides for his employment as Chief Executive Officer of the Company and TH USA until March 31, 2004. The agreement provided for an annual base salary in fiscal year 1999 of $540,000. The base salary is subject to increase each year thereafter by the average percentage increase for all employees of TH USA.

     Beginning in fiscal 1995, the Company became subject to Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), under which public companies are not permitted to deduct annual compensation paid to certain executive officers in excess of $1,000,000 per executive, unless such excess is paid pursuant to an arrangement based upon performance and approved by shareholders and provided that the other requirements set forth in Section 162(m) and related regulations are met. Payments required to be made pursuant to the aforementioned employment agreement with Mr. Hilfiger, which was entered into prior to the effective date of Section 162(m), are not subject to such restrictions.

     On August 6, 1998, the Company's Compensation Committee approved and the Board of Directors adopted, and on November 2, 1998, the shareholders approved, the renewal of the Tommy Hilfiger U.S.A., Inc. Supplemental Executive Incentive Compensation Plan (the "SEIC Plan"), which was scheduled to terminate on April 1, 1999, for each of the five fiscal years in the period ending March 31, 2004. The purpose of the SEIC Plan is to provide a significant and flexible economic opportunity to Mr. Horowitz, Chief Executive Officer and President of the Company and Chief Executive Officer of TH USA, in an effort to reward his contribution to the Company and its subsidiaries. The SEIC Plan is administered by the Company's Compensation Committee and provides for a cash award to Mr. Horowitz equal to 5 percent of the Company's consolidated earnings before depreciation, interest on financing of fixed assets, non-operating expenses and taxes ("operating earnings"). Awards under the plan are calculated and paid quarterly based on 3.75 percent of operating earnings for the first three fiscal quarters, with the remaining amount of the bonus (based on the 5 percent rate) payable at the end of the fiscal year. The amount of the award is reduced by the amount of any other bonuses paid or payable under any employment or bonus agreement between the Company or TH USA and Mr. Horowitz. The SEIC Plan does not contain any cap on the maximum amount of the bonus payable thereunder. The SEIC Plan bonus payable to Mr. Horowitz in respect of fiscal year 1999 was $15,374,000. While the Company believes that compensation payable pursuant to the SEIC Plan will be deductible for federal income tax purposes pursuant to
Section 162(m), there can be no assurance in this regard.

     The employment agreements with Messrs. Hilfiger and Horowitz also provide that such executives are eligible to receive additional annual bonuses at the discretion of TH USA's Compensation Committee if the TH USA Compensation Committee determines that certain performance levels established by the Company's Compensation Committee have been satisfied. If, however, compensation is awarded based on an arrangement that does not satisfy the requirements of
Section 162(m), the Company would not be allowed to deduct for tax purposes any payments in excess of the $1,000,000 limitation. The Compensation Committee approved discretionary bonuses of $3,500,000 and $4,500,000 for Mr. Hilfiger in fiscal years 1998 and 1997, respectively. The full amount of the fiscal year 1998 bonus, and $3,500,000 of the fiscal year 1997 bonus, was granted on a deferred basis as described below (the "Deferred Bonuses").

     The Deferred Bonuses (and any interest accrued thereon) will be paid in annual installments on the last day of each fiscal year of the Company in the largest possible amounts that can be paid, after taking into account any base salary and other compensation in that fiscal year which would be counted for purposes of Section 162(m), and still be fully deductible under such regulations. The unpaid portion of the Deferred Bonuses will accrue interest at a rate equal to TH USA's bank borrowing rate. While the Company believes that such Deferred Bonus payments will be deductible for federal income tax purposes pursuant to Section 162(m), there can be no assurance in this regard.

Stock Option Plans

Tommy Hilfiger U.S.A., Inc. and Tommy Hilfiger (Eastern Hemisphere) Limited 1992 Stock Incentive Plans

     In September 1992, the Company and its subsidiaries adopted stock options plans (collectively, the "Plans") authorizing the issuance of an aggregate of up to 2,970,000 Ordinary Shares to directors, officers and employees of the Company and its subsidiaries. Subsequently, through June 1999, 5,750,000 additional Ordinary Shares were authorized and reserved for issuance under the Plans. The number of Ordinary Shares subject to the Plans is subject to certain adjustments as provided in the Plans.

     Currently, over half of the full-time employees of the Company and its subsidiaries are participants in the Plans. Messrs. Hilfiger, Horowitz, Chou, Stroll and Chao are not eligible for grants under the Plans.

     The Plan for employees of TH USA and its subsidiaries is administered by the Compensation Committee of the Board of Directors of TH USA and the Plan for employees of the Company's Far East subsidiaries is administered by the Company's Compensation Committee (collectively, the "Compensation Committees"). Under the Plans, awards may include stock options, stock appreciation rights and restricted stock. An option or right granted under the Plans must have an exercise price of not less than market value at the date of grant.

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


Non-Employee Directors Stock Option Plan

     In August 1994, the Board of Directors and shareholders of the Company approved the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan (the "Directors Option Plan"). Options for up to 200,000 Ordinary Shares, subject to certain adjustments, may be granted under the Directors Option Plan. Each director who is not an officer or employee of the Company or any subsidiary of the Company (a "Non-Employee Director") receives an initial stock option to purchase 10,000 Ordinary Shares, and subsequent annual grants of options to purchase 1,000 Ordinary Shares, in each case at a price equal to the fair market value at the time of the grant of the Ordinary Shares subject to such stock option.

     The Directors Option Plan is administered by the Company's Compensation Committee. However, grants of stock options to participants under the Plan and the amount, nature and timing of the grants are not subject to the determination of the Committee.

     The term of each stock option granted under the Directors Option Plan is 10 years unless earlier terminated by termination of the director status of a Non-Employee Director, and the stock options are exercisable in equal installments over five years from the date of grant.

Director Compensation

     Directors who are officers or employees of the Company or any of its subsidiaries receive no additional compensation for their service on the Board and its Committees. All Non-Employee Directors receive the following retainers:
$40,000 per annum for members of the Board; $5,000 per annum for members of standing committees; and $3,000 per annum for Chairmen of standing committees. The Non-Employee Directors also receive $2,000 for attendance at each meeting of the Board or a Committee. In addition, the Non-Employee Directors participate in the Directors Option Plan. See "Stock Option Plans."


Compensation Committee Interlocks and Insider Participation

     The Company's Compensation Committee consists of Mr. Adamko, who is the Chairman, Mr. Silver and Mr. Murray.

     Sportswear, a British Virgin Islands corporation, is indirectly 50% owned by Westleigh Limited, a British Virgin Islands corporation privately owned by members of the Chao family (including Messrs. Silas K.F. Chou, Co-Chairman of the Board and a Director of the Company, and Ronald K.Y. Chao, a Director of the Company) and an affiliate of Novel Enterprises ("Westleigh"), and 50% owned by Flair Investment Holdings Limited, a British Virgin Islands corporation in which Mr. Stroll, Co-Chairman of the Board and a Director of the Company, has an indirect beneficial ownership interest ("Flair").

     Prior to the Acquisition, (i) PJLC, a British Virgin Islands corporation, was owned 100% by Blackwatch Investments Limited, a British Virgin Islands corporation ("Blackwatch"), (ii) Blackwatch was owned 97% by AIHL, a British Virgin Islands corporation, and 3% by Anasta Holdings Limited, a British Virgin Islands corporation and an affiliate of Mr. Chou ("Anasta"), and (iii) AIHL was owned 70% by Sportswear, 22.5% by Mr. Hilfiger, Honorary Chairman of the Board and Principal Designer of the Company, and 7.5% by Mr. Horowitz, Chief Executive Officer, President and a Director of the Company.

     Following the Acquisition, PJLC and Blackwatch were dissolved and AIHL was reorganized. As a result of this restructuring, (i) AIHL is owned 67.9% by Sportswear, 21.825% by Mr. Hilfiger, 7.275% by Mr. Horowitz and 3% by Anasta, and (ii) PJLC's former subsidiaries that hold the Pepe European License (as defined below) are owned 92.167% by AIHL and 2.851% by Anasta.

     Mr. Ng, Chief Financial Officer, Executive Vice President-Strategic Development and a Director of the Company, and Mr. Ma, a Director of the Company, may have certain economic interests based on the performance of AIHL and its affiliates. Novel Enterprises and its affiliates also hold other interests in the apparel industry, including an approximately 48% ownership interest in Novel Denim.

     Prior to the dissolution of PJLC and Blackwatch, (i) Messrs. Chou and Stroll were executive officers and directors of PJLC, (ii) Mr. Ng was a director of PJLC, (iii) Messrs. Chao and Ma were directors of certain subsidiaries of PJLC and (iv) Messrs. Chou, Stroll and Ng were executive officers and directors of Blackwatch.

     Messrs. Chou, Stroll, Hilfiger, Horowitz, Ng and Ma are executive officers and directors of AIHL.

     Messrs. Chou and Stroll are executive officers and directors of Sportswear and Mr. Chao is a director of Sportswear.

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

     See "Certain Relationships and Related Transactions" in Item 13.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth data as of June 4, 1999 concerning the beneficial ownership of Ordinary Shares by (i) the persons known to the Company to beneficially own more than five percent of the outstanding Ordinary Shares of the Company, (ii) all directors and nominees and each Named Executive Officer and (iii) all directors and executive officers as a group.

                                                                Amount                 Percent
                                                            Beneficially Owned        of Class/(1)/
                                                            ------------------        -------------
AIHL Investment Holdings Limited(2)
 Craigmuir Chambers
 P.O. Box 71
 Road Town, Tortola
 British Virgin Islands............................             9,045,930                 19.0%

The Equitable Companies Incorporated(3)
 1290 Avenue of the Americas
 New York, NY 10104................................             4,664,860                  9.8%

Directors and Named Executive Officers:
Silas K.F. Chou....................................                   ---(4)               ---
Lawrence S. Stroll.................................                   ---(4)               ---
Thomas J. Hilfiger.................................                10,000(4)                 *
Joel J. Horowitz...................................                10,600(4)                 *
Benjamin M.T. Ng...................................               100,000(5)                 *
Ronald K.Y. Chao...................................                 2,000(4)(6)              *
Lester M.Y. Ma.....................................                 5,000(7)                 *
Joseph M. Adamko...................................                 8,600(8)                 *
Clinton V. Silver..................................                 9,200(6)                 *
Simon Murray.......................................                 4,000(6)                 *
All directors and executive officers as a group (including
 Ordinary Shares owned by AIHL)
 (14 persons)(2)...................................             9,230,330                 19.4%

--------
* Less than 1%.

(1) Shares outstanding includes the right to acquire beneficial ownership of 493,205 Ordinary Shares pursuant to currently exercisable stock options under Company stock option plans. For purposes of this table, "currently exercisable" stock options include options becoming vested and exercisable within 60 days from June 4, 1999.
(2) Information based on Amendment to Schedule 13D dated September 7, 1998 filed with the SEC by AIHL. According to the Schedule 13D, AIHL has shared dispositive power and shared voting power over all of the shares. As set forth in the Schedule 13D, AIHL is owned 67.9% by Sportswear, 21.825% by Mr. Hilfiger, 7.275% by Mr. Horowitz and 3% by Anasta, an affiliate of Mr. Chou, and Sportswear is owned 50% by Westleigh, which is privately owned by members of the Chao family (including Messrs. Chou and Chao), and 50% by Flair, in which Mr. Stroll has an indirect beneficial ownership interest. According to the Schedule 13D, each of Sportswear, Anasta, Westleigh, Flair, Mr. Hilfiger and Mr. Horowitz may be deemed to have shared dispositive power and shared voting power over, and thus to beneficially own, all of the Ordinary Shares owned by AIHL through their respective direct or indirect ownership of the capital stock of AIHL.
(3) Information based on Amendment to Schedule 13G dated February 10, 1999 filed with the SEC by The Equitable Companies Incorporated ("Equitable"). According to the Schedule 13G, subsidiaries and affiliates of Equitable, a parent holding company, have sole dispositive power over 4,653,043 of the shares, shared dispositive power over 11,817 of the shares, sole voting power over 1,341,150 of the shares and shared voting power over 3,309,300 of the shares.
(4)  Not including Ordinary Shares owned by AIHL. See footnote 2 above.
(5) Issuable upon the exercise of currently exercisable stock options under the Plans.
(6) Issuable upon the exercise of currently exercisable stock options under the Directors Option Plan.
(7) Issuable upon the exercise of currently exercisable stock options under the Plans and the Directors Option Plan.

(8) Includes 7,200 Ordinary Shares issuable upon the exercise of currently exercisable stock options under the Directors Option Plan.


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

     At the time of the execution of the Stock Purchase Agreement, the Company entered into a lock-up agreement (the "Lock-Up Agreement") with PJLC, Blackwatch, AIHL, Anasta, Sportswear, Westleigh, Flair, Mr. Hilfiger and Mr. Horowitz (collectively, the "PJLC Affiliates"), prohibiting the transfer of the Purchase Price Shares for two years from the date of the Acquisition, with additional restrictions during the following three years on transfers of the shares as a block, subject in each case to certain exceptions. Under the Lock-Up Agreement, the two-year prohibition on transfers may only be amended with the approval of a majority of the votes cast by disinterested holders of Ordinary Shares at a meeting of the Company's shareholders.

     At the time of the closing of the Acquisition, the Company entered into a registration rights agreement with the PJLC Affiliates under which the PJLC Affiliates, along with their successors and permitted transferees under the Lock-Up Agreement, will have the right to require the Company to register sales of the Purchase Price Shares following the second anniversary of the Acquisition. At that time, Messrs. Chou and Stroll also entered into a non-competition agreement with the Company restricting their ability to compete in the United States or Canada with the Pepe USA businesses for four years following the Acquisition.

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

     In connection with the Acquisition, the Company acquired the businesses operated under the Pepe United States License and the Canadian License, the Pepe International License was canceled and the license arrangements for Europe previously covered by the Pepe International License were consolidated under the Pepe European License. Accordingly, the Pepe European License was amended to, among other things, include in its scope men's, women's and children's jeanswear and jeans related apparel (including women's and girls' casualwear) and to increase the minimum sales levels, guaranteed minimum royalties and minimum advertising payments required thereunder. The Pepe European License was also amended to provide the Company certain additional rights in connection with any proposed future transfer of the business conducted under the Pepe European License. In addition, in connection with the Acquisition, a $5,000,000 note receivable from AIHL was canceled in consideration for a capital contribution being made to Pepe USA in the same amount as the receivable.


Other Relationships and Transactions

     Effective February 1, 1997, the Company entered into the Pepe European License with PJLC. PJLC subsequently assigned the license to a subsidiary, Tommy Hilfiger Europe B.V. Under this agreement, the licensee pays THLI a royalty based on a percentage of the value of licensed products sold by the licensee. Except with the approval of THLI, all products sold by or through the licensee must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. Results of operations include $4,748,000, for the fiscal year ended March 31, 1999, of royalties and commissions under this arrangement. In addition, in connection with this license, a subsidiary of the licensee leases certain space at the Company's New Bond Street flagship store in London for a rent of (Pounds)60,000 per annum.

     Effective July 1, 1996, the Company entered into an exclusive license agreement for Japan with Novel-ITC Licensing Limited ("NIL"), a company jointly controlled by Itochu Corporation, which was the 51% owner of TH Japan, and Novel Enterprises. Mr. Stroll indirectly owns a 3.5% equity interest in NIL. Under the license agreement, NIL pays THLI a royalty based on a percentage of the value of licensed products sold by THMJ Incorporated ("THMJ"), NIL's sublicensee. Novel Enterprises and its affiliates and Messrs. Stroll, Hilfiger and Horowitz indirectly own equity interests of 15.2%, 15.2%, 9.7% and 3.2%, respectively, in THMJ. Except with the approval of THLI, all products sold by or through NIL or THMJ must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. Pursuant to this arrangement, royalties and commissions totaled $3,119,000 during fiscal 1999.

     Prior to the Acquisition in fiscal 1999, (i) royalties under the Pepe United States License and the Pepe International License totaled $1,990,000,
(ii) royalties and commissions with respect to the Canadian License totaled $399,000 and (iii) TH USA purchased $1,004,000 of finished goods in the ordinary course of business from subsidiaries of PJLC.

     TH USA purchases finished goods in the ordinary course of business from affiliates of Novel Enterprises. Such purchases amounted to $47,734,000 during the fiscal year ended March 31, 1999. In addition, contractors of the Company purchase raw materials in the ordinary course of business from affiliates of Novel Enterprises pursuant to the Company's designation of such sources as acceptable suppliers. Such purchases amounted to $15,051,000 during the fiscal year ended March 31, 1999.

     The Company sells merchandise in the ordinary course of business to a retail store that is owned by Mr. Hilfiger's sister. Sales to this customer amounted to approximately $732,000 during fiscal 1999.

     In April 1999, TH USA sold to Mr. Hilfiger a whole life insurance policy under which he is the named insured for its cash surrender value of $290,000.

     In connection with the shareholder derivative litigation described in Item 3 above, the Company has agreed to advance legal fees and other expenses to the Company's directors. Each director has delivered a written undertaking to repay the Company in the event that a court ultimately determines that such director was not entitled to indemnification. An aggregate of approximately $600,000 was advanced pursuant to these arrangements in fiscal 1999.

     THEH has a consulting agreement with Fasco International, an affiliate of Messrs. Chou and Stroll. The fees under this agreement totaled $500,000 during fiscal 1999.

     THEH has a consulting agreement with an affiliate of Mr. Stroll. THEH paid fees of $500,000 in fiscal 1999 to such affiliate.

     Under the terms of an agreement with Novel Enterprises, THHK reimburses Novel Enterprises for certain general and administrative expenses incurred by it on behalf of THHK. Payments made to Novel Enterprises for the fiscal year ended March 31, 1999 were $133,000.

     The Audit Committee of the Board of Directors monitors and approves transactions between the Company and its affiliates to seek to provide that such transactions are on terms which are no less favorable as a whole to the Company than could be obtained from unaffiliated parties. The Audit Committee is comprised of independent Non-Employee Directors.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Index to Financial Statements and Financial Statement Schedules

     (a) 1. Financial Statements

     The following consolidated financial statements of the Company are included in Item 8:

            Consolidated Statements of Operations for the years ended March 31, 1999, 1998 and 1997

            Consolidated Balance Sheets as of March 31, 1999 and 1998

            Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997

            Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 1999, 1998 and 1997

            Notes to Consolidated Financial Statements

     (a) 2. Financial Statement Schedules

                                              Form 10-K
                                                 Page
                                                 ----

            Schedule I - Condensed Financial
            Information of Registrant             46

     All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     (a) 3. Exhibits

Exhibit
Number              Description
------              -----------
2.      --          Stock Purchase Agreement, dated as of January 31, 1998, by and among the Company, Tommy Hilfiger U.S.A., Inc., Tommy
                    Hilfiger (Eastern Hemisphere) Limited and Pepe Jeans London
                    Corporation (the Company hereby undertakes to furnish
                    supplementally to the Securities and Exchange Commission
                    upon request copies of all omitted schedules to this
                    exhibit) (previously filed as Exhibit 2 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended March
                    31, 1998 and incorporated herein by reference)
3.1      --         Amendment, dated May 5, 1998, to Memorandum of Association of the Company

3.2      --         Amendment, dated June 4, 1999, to Memorandum of Association of the Company
3.3      --         Amendment, dated January 20, 1999, to Articles of
                    Association of the Company
3.4      --         Memorandum of Association and Articles of Association of the
                    Company, as amended (conformed to reflect all amendments
                    through June 4, 1999)
4.1      --         Indenture, dated as of May 1, 1998, among Tommy Hilfiger
                    U.S.A., Inc., as Issuer, the Company, as Guarantor, and The
                    Chase Manhattan Bank, as Trustee (previously filed as
                    Exhibit 4.2 to the Company's Annual Report on Form 10-K for
                    the fiscal year ended March 31, 1998 and incorporated herein by reference)
4.2      --         Forms of Tommy Hilfiger U.S.A., Inc. 6.50% Note due 2003 and
                    6.85% Note due 2008 (previously filed as Exhibit 4.1 to the
                    Company's Current Report on Form 8-K dated May 5, 1998 and incorporated herein by reference)
10.1     --         Credit Agreement, dated as of May 8, 1998, among the
                    Company, as Guarantor, Tommy Hilfiger U.S.A., Inc., as
                    Borrower, the several Lenders from time to time parties
                    thereto, Fleet Bank, N.A., as Documentation Agent,
                    Nationsbank, N.A., as Syndication Agent, and The Chase
                    Manhattan Bank, as Administrative Agent (previously filed as
                    Exhibit 10.4 to the Company's Annual Report on Form 10-K for
                    the fiscal year ended March 31, 1998 and incorporated herein by reference)
*10.2    --         Stock Option Plans of the Company and its subsidiaries, as amended and restated (previously filed as Exhibits 4.1 and
                    4.2 with Registration No. 333-80027 and incorporated herein by reference)
*10.3    --         Tommy Hilfiger Corporation Non-Employee Directors Stock
                    Option Plan (previously filed as Exhibit 10.3 with
                    Registration No. 33-88906 and incorporated herein by
                    reference)
*10.4    --         Tommy Hilfiger U.S.A., Inc. Supplemental Executive Incentive
                    Compensation Plan (previously filed as Exhibit A to the
                    Company's Proxy Statement dated September 25, 1998 and
                    incorporated herein by reference)
*10.5    --         Tommy Hilfiger U.S.A., Inc. Voluntary Deferred Compensation
                    Plan (previously filed as Exhibit 10.8 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended March
                    31, 1998 and incorporated herein by reference)
*10.6    --         Tommy Hilfiger U.S.A., Inc. Supplemental Executive
                    Retirement Plan (previously filed as Exhibit 10.9 to the
                    Company's Annual Report on Form 10-K for the fiscal year
                    ended March 31, 1998 and incorporated herein by reference)
*10.7    --         Amended and Restated Employment Agreement, dated as of June
                    30, 1992, between Tommy Hilfiger U.S.A., Inc. and Tommy
                    Hilfiger (previously filed as Exhibit 10.3 with Registration
                    No. 33-48587 and incorporated herein by reference)
*10.8    --         Amended and Restated Employment Agreement, dated as of June
                    30, 1992, between Tommy Hilfiger U.S.A., Inc. and Joel
                    Horowitz (previously filed as Exhibit 10.4 with Registration
                    No. 33-48587 and incorporated herein by reference)

*10.9    --         Amendment, dated as of March 8, 1994, to Amended and
                    Restated Employment Agreement, dated as of June 30, 1992,
                    between Tommy Hilfiger U.S.A., Inc. and Joel Horowitz
                    (previously filed as Exhibit 7 to the Company's Annual
                    Report on Form 20-F for the fiscal year ended March 31, 1994 and incorporated herein by reference)
*10.10   --         Amendment No. 2, dated as of August 7, 1998, to Amended and
                    Restated Employment Agreement, dated as of June 30, 1992,
                    between Tommy Hilfiger U.S.A., Inc. and Joel Horowitz
                    (previously filed as Exhibit 10(b) to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    September 30, 1998 and incorporated herein by reference)
*10.11   --         Consulting Agreement, dated April 1, 1991, between Polostro
                    Limited and Tommy Hilfiger (Eastern Hemisphere) Limited
                    (previously filed as Exhibit 10.13 with Registration No. 33-
                    48587 and incorporated herein by reference)
*10.12   --         Amendment, dated April 1, 1993, to Consulting Agreement,
                    dated April 1, 1991, between Polostro Limited and Tommy
                    Hilfiger (Eastern Hemisphere) Limited (previously filed as
                    Exhibit 18 to the Company's Annual Report on Form 20-F for
                    the fiscal year ended March 31, 1994 and incorporated herein by reference)
*10.13   --         Amendment No. 2, dated November 2, 1998, to Consulting
                    Agreement, dated April 1, 1991, between Polostro Limited and
                    Tommy Hilfiger (Eastern Hemisphere) Limited (previously
                    filed as Exhibit 10(c) to the Company's Quarterly Report on
                    Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference)
*10.14   --         Consulting Agreement, dated April 1, 1996, between Fasco
                    International, Inc. and Tommy Hilfiger (Eastern Hemisphere)
                    Limited (previously filed as Exhibit 10.25 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended March
                    31, 1996 and incorporated herein by reference)
10.15    --         Amended and Restated Factoring Agreement, dated as of April
                    1, 1998, between Tommy Hilfiger U.S.A., Inc. and Century
                    Business Credit Corporation (previously filed as Exhibit
                    10.16 to the Company's Annual Report on Form 10-K for the
                    fiscal year ended March 31, 1998 and incorporated herein by reference)
10.16    --         Amended and Restated Factoring Agreement, dated as of April
                    1, 1998, between Pepe Jeans USA, Inc. and Century Business
                    Credit Corporation (previously filed as Exhibit 10.17 to the
                    Company's Annual Report on Form 10-K for the fiscal year
                    ended March 31, 1998 and incorporated herein by reference)
10.17    --         Lease, dated April 24, 1995, between Forsgate Industrial
                    Complex L.P. and Tommy Hilfiger U.S.A., Inc. (previously
                    filed as Exhibit 10.25 to the Company's Annual Report on
                    Form 10-K for the fiscal year ended March 31, 1995 and
                    incorporated herein by reference)
10.18    --         Lease, dated June 10, 1997, between Hartz Mountain
                    Industries, Inc. and Pepe Jeans USA, Inc. (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K
                    for the fiscal year ended March 31, 1998 and incorporated
                    herein by reference)
10.19    --         Form of Memorandum of Agreement, dated as of January 1,
                    1999, between Tandem Distribution Services, Inc. and Tommy
                    Hilfiger U.S.A., Inc.

10.20    --         Trademark Agreement, dated June 30, 1992, between Thomas J.
                    Hilfiger and Tommy Hilfiger, Inc. (previously filed as
                    Exhibit 10.15 with Registration No. 33-48587 and
                    incorporated herein by reference)
10.21    --         License Agreement, dated June 24, 1996 (the "Japan
                    License"), between Tommy Hilfiger Licensing, Inc. and Novel-
                    ITC Licensing Limited (portions of this exhibit, which have been filed separately with the Securities and Exchange
                    Commission, have been omitted pursuant to an order of the
                    Commission granting confidential treatment) (previously
                    filed as Exhibit 10(a) to the Company's Quarterly Report on
                    Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference)
10.22    --         First Amendment, dated September 14, 1998, to the Japan
                    License (previously filed as Exhibit 10(d) to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    September 30, 1998 and incorporated herein by reference)
10.23    --         License Agreement, dated as of February 1, 1997 (the "Pepe
                    European License"), between Tommy Hilfiger Licensing, Inc.
                    and Pepe Jeans London Corporation (as assigned to Tommy
                    Hilfiger Europe B.V.) (portions of this exhibit, which have been filed separately with the Securities and Exchange
                    Commission, have been omitted and are the subject of a
                    request made to the Commission for confidential treatment)
                    (previously filed as Exhibit 10.31 to the Company's Annual
                    Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference)
10.24    --         First Amendment, dated December 1, 1997, to the Pepe
                    European License (previously filed as Exhibit 10(d) to the
                    Company's Quarterly Report on Form 10-Q for the quarterly
                    period ended December 31, 1997 and incorporated herein by
                    reference)
10.25    --         Second Amendment, dated May 8, 1998, to the Pepe European
                    License (portions of this exhibit, which have been filed
                    separately with the Securities and Exchange Commission, have been omitted pursuant to an order of the Commission granting confidential treatment) (previously filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by
                    reference)
10.26    --         Lock-Up Agreement, dated as of January 31, 1998, by and
                    among the Company, Pepe Jeans London Corporation, Blackwatch
                    Investments Limited, AIHL Investment Holdings Limited,
                    Anasta Holdings Limited, Sportswear Holdings Limited,
                    Westleigh Limited, Flair Investment Holdings Limited, Thomas
                    J. Hilfiger and Joel J. Horowitz (previously filed as
                    Exhibit 10.1 to the Company's Current Report on Form 8-K
                    dated April 1, 1998 and incorporated herein by reference)
10.27    --         Registration Rights Agreement, dated as of May 8, 1998, by and among the Company, Pepe Jeans London Corporation,
                    Blackwatch Investments Limited, AIHL Investment Group
                    Limited, Anasta Holdings Limited, Sportswear Holdings
                    Limited, Westleigh Limited, Flair Investment Holdings
                    Limited, Thomas J. Hilfiger and Joel J. Horowitz (previously filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)

10.28    --         Non-Competition Agreement, dated as of May 8, 1998, among
                    the Company, Silas K.F. Chou and Lawrence S. Stroll
                    (previously filed as Exhibit 10.27 to the Company's Annual
                    Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)
11.      --         Statement re: Computation of Per Share Earnings
21.      --         Subsidiaries of the Company
23.      --         Consent of PricewaterhouseCoopers LLP
24.      --         Powers of Attorney
27.      --         Financial Data Schedule

________
 * Management contract or compensatory plan or arrangement.

     (b) 1. Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TOMMY HILFIGER CORPORATION

                              /s/ Benjamin M.T. Ng
                              ----------------------
                                 Benjamin M.T. Ng
                     Chief Financial Officer and Executive Vice
                           President-Strategic Development
June 24, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              *                     Director and Co-Chairman of the Board            June 24, 1999
       ---------------
      (Silas K.F. Chou)
              *                     Director and Co-Chairman of the Board            June 24, 1999
       ---------------
     (Lawrence S. Stroll)
              *                     Director and Honorary Chairman                   June 24, 1999
       ---------------
     (Thomas J. Hilfiger)
              *                     Director, Chief Executive Officer and            June 24, 1999
       ---------------              President (principal executive officer)
      (Joel J. Horowitz)

     /s/ Benjamin M.T. Ng           Director, Chief Financial Officer, Executive     June 24, 1999
     --------------------
      (Benjamin M.T. Ng)                Vice President-Strategic Development
                                            (principal financial officer)

              *                                      Director                        June 24, 1999
       ---------------
      (Ronald K.Y. Chao)
              *                                      Director                        June 24, 1999
       ---------------
       (Lester M.Y. Ma)
              *                                      Director                        June 24, 1999
       ---------------
       (Joseph Adamko)
              *                                      Director                        June 24, 1999
       ---------------
     (Clinton V. Silver)
              *                                      Director                        June 24, 1999
       ---------------
        (Simon Murray)
              *                         Senior Vice President and Treasurer          June 24, 1999
       ---------------
      (Joseph Scirocco)                    (principal accounting officer)

* /s/ Benjamin M.T. Ng
----------------------
   Benjamin M.T. Ng
  (Attorney-in-Fact)

                                                            SCHEDULE I

                          TOMMY HILFIGER CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           STATEMENTS OF OPERATIONS
                                (in thousands)

                                                                 1999         1998        1997
                                                               --------     --------    --------
Equity in income of subsidiaries....................           $246,371     $168,770    $131,248

Income before income taxes..........................            246,371      168,770     131,248
Provision for income taxes..........................             72,654       55,590      44,866
                                                               --------     --------    --------

Net income..........................................           $173,717     $113,180    $ 86,382
                                                               ========     ========    ========

Note 1

     Registrant is a British Virgin Islands holding company formed in June 1992. See Notes 1(a) and 1(b) to the Consolidated Financial Statements.


Note 2

     Certain provisions of the agreements governing indebtedness of the Company and its subsidiaries restrict the distribution of income and assets by the Company's subsidiaries. See Note 7 to the Consolidated Financial Statements.

                                                            SCHEDULE I
                                                            (continued)

                          TOMMY HILFIGER CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                BALANCE SHEETS
                       (in thousands, except share data)

                                                                                          March 31,
                                                                                          ---------
                                                                                      1999           1998
                                                                                   ----------     ----------
Investment in subsidiaries.............................................            $1,092,249     $  519,062
                                                                                   ----------     ----------
  Total Assets.........................................................            $1,092,249     $  519,062
                                                                                   ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' equity
Preference shares, $0.01 par value-shares authorized
5,000,000;  none issued................................................            $       --     $       --
Common shares, $0.01 par value-shares authorized
75,000,000; issued and outstanding
47,162,044 and 37,557,934, respectively................................                   472            376
Capital in excess of par value.........................................               573,280        173,416
Retained earnings......................................................               518,912        345,195
Accumulated other comprehensive income (loss)..........................                  (415)            75
                                                                                   ----------     ----------
  Total shareholders' equity...........................................             1,092,249        519,062
                                                                                   ----------     ----------
     Total Liabilities and Shareholders' Equity........................            $1,092,249     $  519,062
                                                                                   ==========     ==========

                                                            SCHEDULE I
                                                            (continued)

                           TOMMY HILFIGER CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                For the Years Ended March 31,
                                                                -----------------------------
                                                              1999           1998          1997
                                                           ----------     ----------    ----------
Cash flows from operating activities:

  Net income.............................................  $  173,717     $  113,180    $   86,382
  Adjustments to reconcile net income to net cash from
     operating activities:
       Net equity in income of subsidiaries..............    (173,717)      (113,180)      (86,382)
                                                           ----------     ----------    ----------

       Net cash provided by operating activities.........          --             --            --
                                                           ----------     ----------    ----------

Cash flows from investing                                          --             --            --
 activities............................                    ----------     ----------    ----------

Cash flows from financing                                          --             --            --
 activities............................                    ----------     ----------    ----------

Net change in cash.......................................          --             --            --
Cash at beginning of year................................          --             --            --
                                                           ----------     ----------    ----------

Cash at end of year......................................  $       --     $       --    $       --
                                                           ==========     ==========    ==========

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number              Description
---------           -----------

2.       --         Stock Purchase Agreement, dated as of January 31, 1998, by and among the Company, Tommy Hilfiger U.S.A., Inc., Tommy
                    Hilfiger (Eastern Hemisphere) Limited and Pepe Jeans London
                    Corporation (the Company hereby undertakes to furnish
                    supplementally to the Securities and Exchange Commission
                    upon request copies of all omitted schedules to this
                    exhibit) (previously filed as Exhibit 2 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended March
                    31, 1998 and incorporated herein by reference)
3.1      --         Amendment, dated May 5, 1998, to Memorandum of Association of the Company
3.2      --         Amendment, dated June 4, 1999, to Memorandum of Association of the Company
3.3      --         Amendment, dated January 20, 1999, to Articles of
                    Association of the Company
3.4      --         Memorandum of Association and Articles of Association of the
                    Company, as amended (conformed to reflect all amendments
                    through June 4, 1999)
4.1      --         Indenture, dated as of May 1, 1998, among Tommy Hilfiger
                    U.S.A., Inc., as Issuer, the Company, as Guarantor, and The
                    Chase Manhattan Bank, as Trustee (previously filed as
                    Exhibit 4.2 to the Company's Annual Report on Form 10-K for
                    the fiscal year ended March 31, 1998 and incorporated herein by reference)
4.2      --         Forms of Tommy Hilfiger U.S.A., Inc. 6.50% Note due 2003 and
                    6.85% Note due 2008 (previously filed as Exhibit 4.1 to the
                    Company's Current Report on Form 8-K dated May 5, 1998 and incorporated herein by reference)
10.1     --         Credit Agreement, dated as of May 8, 1998, among the
                    Company, as Guarantor, Tommy Hilfiger U.S.A., Inc., as
                    Borrower, the several Lenders from time to time parties
                    thereto, Fleet Bank, N.A., as Documentation Agent,
                    Nationsbank, N.A., as Syndication Agent, and The Chase
                    Manhattan Bank, as Administrative Agent (previously filed as
                    Exhibit 10.4 to the Company's Annual Report on Form 10-K for
                    the fiscal year ended March 31, 1998 and incorporated herein by reference)
*10.2    --         Stock Option Plans of the Company and its subsidiaries, as amended and restated (previously filed as Exhibits 4.1 and
                    4.2 with Registration No. 333-80027 and incorporated herein by reference)
*10.3    --         Tommy Hilfiger Corporation Non-Employee Directors Stock
                    Option Plan (previously filed as Exhibit 10.3 with
                    Registration No. 33-88906 and incorporated herein by
                    reference)
*10.4    --         Tommy Hilfiger U.S.A., Inc. Supplemental Executive Incentive
                    Compensation Plan (previously filed as Exhibit A to the
                    Company's Proxy Statement dated September 25, 1998 and incorporated herein by reference)

*10.5    --         Tommy Hilfiger U.S.A., Inc. Voluntary Deferred Compensation
                    Plan (previously filed as Exhibit 10.8 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended March
                    31, 1998 and incorporated herein by reference)
*10.6    --         Tommy Hilfiger U.S.A., Inc. Supplemental Executive
                    Retirement Plan (previously filed as Exhibit 10.9 to the
                    Company's Annual Report on Form 10-K for the fiscal year
                    ended March 31, 1998 and incorporated herein by reference)
*10.7    --         Amended and Restated Employment Agreement, dated as of June
                    30, 1992, between Tommy Hilfiger U.S.A., Inc. and Tommy
                    Hilfiger (previously filed as Exhibit 10.3 with Registration
                    No. 33-48587 and incorporated herein by reference)
*10.8    --         Amended and Restated Employment Agreement, dated as of June
                    30, 1992, between Tommy Hilfiger U.S.A., Inc. and Joel
                    Horowitz (previously filed as Exhibit 10.4 with Registration
                    No. 33-48587 and incorporated herein by reference)
*10.9    --         Amendment, dated as of March 8, 1994, to Amended and
                    Restated Employment Agreement, dated as of June 30, 1992,
                    between Tommy Hilfiger U.S.A., Inc. and Joel Horowitz
                    (previously filed as Exhibit 7 to the Company's Annual
                    Report on Form 20-F for the fiscal year ended March 31, 1994 and incorporated herein by reference)
*10.10   --         Amendment No. 2, dated as of August 7, 1998, to Amended and
                    Restated Employment Agreement, dated as of June 30, 1992,
                    between Tommy Hilfiger U.S.A., Inc. and Joel Horowitz
                    (previously filed as Exhibit 10(b) to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    September 30, 1998 and incorporated herein by reference)
*10.11   --         Consulting Agreement, dated April 1, 1991, between Polostro
                    Limited and Tommy Hilfiger (Eastern Hemisphere) Limited
                    (previously filed as Exhibit 10.13 with Registration No. 33-
                    48587 and incorporated herein by reference)
*10.12   --         Amendment, dated April 1, 1993, to Consulting Agreement,
                    dated April 1, 1991, between Polostro Limited and Tommy
                    Hilfiger (Eastern Hemisphere) Limited (previously filed as
                    Exhibit 18 to the Company's Annual Report on Form 20-F for
                    the fiscal year ended March 31, 1994 and incorporated herein by reference)
*10.13   --         Amendment No. 2, dated November 2, 1998, to Consulting
                    Agreement, dated April 1, 1991, between Polostro Limited and
                    Tommy Hilfiger (Eastern Hemisphere) Limited (previously
                    filed as Exhibit 10(c) to the Company's Quarterly Report on
                    Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference)
*10.14   --         Consulting Agreement, dated April 1, 1996, between Fasco
                    International, Inc. and Tommy Hilfiger (Eastern Hemisphere)
                    Limited (previously filed as Exhibit 10.25 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended March
                    31, 1996 and incorporated herein by reference)
10.15    --         Amended and Restated Factoring Agreement, dated as of April
                    1, 1998, between Tommy Hilfiger U.S.A., Inc. and Century
                    Business Credit Corporation (previously filed as Exhibit
                    10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)

10.16    --         Amended and Restated Factoring Agreement, dated as of April
                    1, 1998, between Pepe Jeans USA, Inc. and Century Business
                    Credit Corporation (previously filed as Exhibit 10.17 to the
                    Company's Annual Report on Form 10-K for the fiscal year
                    ended March 31, 1998 and incorporated herein by reference)
10.17    --         Lease, dated April 24, 1995, between Forsgate Industrial
                    Complex L.P. and Tommy Hilfiger U.S.A., Inc. (previously
                    filed as Exhibit 10.25 to the Company's Annual Report on
                    Form 10-K for the fiscal year ended March 31, 1995 and
                    incorporated herein by reference)
10.18    --         Lease, dated June 10, 1997, between Hartz Mountain
                    Industries, Inc. and Pepe Jeans USA, Inc. (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K
                    for the fiscal year ended March 31, 1998 and incorporated
                    herein by reference)
10.19    --         Form of Memorandum of Agreement, dated as of January 1,
                    1999, between Tandem Distribution Services, Inc. and Tommy
                    Hilfiger U.S.A., Inc.
10.20    --         Trademark Agreement, dated June 30, 1992, between Thomas J.
                    Hilfiger and Tommy Hilfiger, Inc. (previously filed as
                    Exhibit 10.15 with Registration No. 33-48587 and
                    incorporated herein by reference)
10.21    --         License Agreement, dated June 24, 1996 (the "Japan
                    License"), between Tommy Hilfiger Licensing, Inc. and Novel-
                    ITC Licensing Limited (portions of this exhibit, which have been filed separately with the Securities and Exchange
                    Commission, have been omitted pursuant to an order of the
                    Commission granting confidential treatment) (previously
                    filed as Exhibit 10(a) to the Company's Quarterly Report on
                    Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference)
10.22    --         First Amendment, dated September 14, 1998, to the Japan
                    License (previously filed as Exhibit 10(d) to the Company's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    September 30, 1998 and incorporated herein by reference)
10.23    --         License Agreement, dated as of February 1, 1997 (the "Pepe
                    European License"), between Tommy Hilfiger Licensing, Inc.
                    and Pepe Jeans London Corporation (as assigned to Tommy
                    Hilfiger Europe B.V.) (portions of this exhibit, which have been filed separately with the Securities and Exchange
                    Commission, have been omitted and are the subject of a
                    request made to the Commission for confidential treatment)
                    (previously filed as Exhibit 10.31 to the Company's Annual
                    Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference)
10.24    --         First Amendment, dated December 1, 1997, to the Pepe
                    European License (previously filed as Exhibit 10(d) to the
                    Company's Quarterly Report on Form 10-Q for the quarterly
                    period ended December 31, 1997 and incorporated herein by
                    reference)
10.25    --         Second Amendment, dated May 8, 1998, to the Pepe European
                    License (portions of this exhibit, which have been filed separately with the Securities and Exchange Commission, have been omitted pursuant to an order of the Commission granting confidential treatment) (previously filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)

10.26    --         Lock-Up Agreement, dated as of January 31, 1998, by and
                    among the Company, Pepe Jeans London Corporation, Blackwatch
                    Investments Limited, AIHL Investment Holdings Limited,
                    Anasta Holdings Limited, Sportswear Holdings Limited,
                    Westleigh Limited, Flair Investment Holdings Limited, Thomas
                    J. Hilfiger and Joel J. Horowitz (previously filed as
                    Exhibit 10.1 to the Company's Current Report on Form 8-K
                    dated April 1, 1998 and incorporated herein by reference)
10.27    --         Registration Rights Agreement, dated as of May 8, 1998, by and among the Company, Pepe Jeans London Corporation,
                    Blackwatch Investments Limited, AIHL Investment Group
                    Limited, Anasta Holdings Limited, Sportswear Holdings
                    Limited, Westleigh Limited, Flair Investment Holdings
                    Limited, Thomas J. Hilfiger and Joel J. Horowitz (previously filed as Exhibit 10.26 to the Company's Annual Report on
                    Form 10-K for the fiscal year ended March 31, 1998 and
                    incorporated herein by reference)
10.28    --         Non-Competition Agreement, dated as of May 8, 1998, among
                    the Company, Silas K.F. Chou and Lawrence S. Stroll
                    (previously filed as Exhibit 10.27 to the Company's Annual
                    Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)
11.      --         Statement re: Computation of Per Share Earnings
21.      --         Subsidiaries of the Company
23.      --         Consent of PricewaterhouseCoopers LLP
24.      --         Powers of Attorney
27.      --         Financial Data Schedule

________
 *  Management contract or compensatory plan or arrangement.