Form 10-Q
period 1999-06-30
HILFIGER TOMMY CORP
filed 1999-08-11
CIK 888747

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999

                        Commission File Number 1-11226

                          TOMMY HILFIGER CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        British Virgin Islands                    Not Applicable
        ----------------------                    --------------
     (State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)

6 /F, Precious Industrial Centre, 18 Cheung Yue Street, Cheung Sha Wan, Kowloon,
--------------------------------------------------------------------------------
                                   Hong Kong
                                   ---------
                   (Address of principal executive offices)

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
                                         Yes  X   No
                                            ----     ----
Ordinary Shares, $0.01 par value per share, outstanding as of August 1, 1999:
94,579,348

                          TOMMY HILFIGER CORPORATION
                              INDEX TO FORM 10-Q
                                 June 30, 1999

PART I - FINANCIAL INFORMATION                                                                                  Page
                                                                                                                ----
Item 1   Financial Statements

         Condensed Consolidated Statements of Operations for the three months ended June 30,
           1999 and 1998..................................................................................       3

         Condensed Consolidated Balance Sheets as of June 30, 1999 and March 31, 1999.....................       4

         Condensed Consolidated Statements of Cash Flows for the three months ended June 30,
           1999 and 1998..................................................................................       5

         Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months
           ended June 30, 1999 and the year ended March 31, 1999..........................................       6

         Notes to Condensed Consolidated Financial Statements.............................................       7

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations............      12

Item 3   Quantitative and Qualitative Disclosures About Market Risk.......................................      17

PART II - OTHER INFORMATION

Item 1   Legal Proceedings................................................................................      18

Item 6   Exhibits and Reports on Form 8-K.................................................................      18

Signatures................................................................................................      19

                                    PART I
ITEM 1 - FINANCIAL STATEMENTS


                          TOMMY HILFIGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

(Unaudited)                                                                                  For the Three Months Ended
                                                                                                       June 30,
                                                                                      ----------------------------------------
                                                                                          1999                       1998
                                                                                      -------------             --------------
Net revenue...................................................................           $  419,103                  $ 287,656
Cost of goods sold............................................................              221,606                    152,988
                                                                                      -------------             --------------

Gross profit..................................................................              197,497                    134,668

Depreciation and amortization.................................................               22,478                     16,832
Other selling, general and administrative expenses............................              112,789                     76,034
Special charges...............................................................                    -                     19,800
                                                                                      -------------             --------------
Total selling, general and administrative expenses............................              135,267                    112,666

Income from operations........................................................               62,230                     22,002
Interest expense..............................................................               10,667                      7,122
Interest income...............................................................                2,907                      1,701
                                                                                      -------------             --------------
Income before income taxes....................................................               54,470                     16,581
Provision for income taxes....................................................               15,741                      3,606
                                                                                      -------------             --------------
Net income....................................................................           $   38,729                  $  12,975
                                                                                      =============             ==============

Earnings per share:

Basic earnings per share......................................................           $     0.41                  $    0.15
                                                                                      =============             ==============

Weighted average shares outstanding...........................................               94,360                     87,285
                                                                                      =============             ==============

Diluted earnings per share....................................................           $     0.40                  $    0.15
                                                                                      =============             ==============

Weighted average shares and share equivalents outstanding.....................               95,980                     88,614
                                                                                      =============             ==============

     See Accompanying Notes to Condensed Consolidated Financial Statements

                          TOMMY HILFIGER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

(Unaudited)                                                                             June 30,                March 31,
                                                                                         1999                     1999
                                                                                      ------------            -------------
Assets
Current assets
        Cash and cash equivalents...............................................       $   235,296              $   241,950
        Accounts receivable.....................................................           144,233                  186,640
        Inventories.............................................................           267,419                  222,928
        Other current assets....................................................            55,466                   48,638
                                                                                      ------------            -------------

               Total current assets.............................................           702,414                  700,156

Property and equipment, at cost, less accumulated
     depreciation and amortization..............................................           250,988                  228,294
Intangible assets, net of accumulated amortization..............................         1,266,916                1,275,485
Other assets....................................................................             3,177                    2,685
                                                                                      ------------            -------------

               Total Assets.....................................................       $ 2,223,495              $ 2,206,620
                                                                                      ============            =============

Liabilities and Shareholders' Equity
Current liabilities
        Short-term borrowings...................................................       $       783              $     1,234
        Current portion of long-term debt.......................................            42,500                   40,000
        Accounts payable........................................................            14,339                   27,310
        Accrued expenses and other current liabilities..........................           184,924                  188,606
                                                                                      ------------            -------------

               Total current liabilities........................................           242,546                  257,150

Long-term debt..................................................................           596,776                  609,245
Deferred tax liability..........................................................           240,972                  242,546
Other liabilities...............................................................             5,160                    5,430
Shareholders' equity
        Preference Shares, $0.01 par value-shares authorized 5,000,000;
         none issued............................................................                 -                        -
        Ordinary Shares, $0.01 par value-shares authorized 150,000,000;
         issued and outstanding 94,579,348 and 94,324,088, respectively.........               946                      943
        Capital in excess of par value..........................................           578,882                  572,809
        Retained earnings.......................................................           557,641                  518,912
        Accumulated other comprehensive income (loss)...........................               572                     (415)
                                                                                      ------------            -------------

               Total shareholders' equity.......................................         1,138,041                1,092,249
                                                                                      ------------            -------------

Commitments and contingencies

               Total Liabilities and Shareholders' Equity.......................       $ 2,223,495              $ 2,206,620
                                                                                      ============            =============

     See Accompanying Notes to Condensed Consolidated Financial Statements

                          TOMMY HILFIGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                          For the Three Months Ended
                                                                                                    June 30,
                                                                                     -----------------------------------

                                                                                        1999                     1998
                                                                                     -----------              ----------
Cash flows from operating activitities
 Net income......................................................................     $   38,729               $  12,975
 Adjustments to reconcile net income to net cash from operating activities
       Depreciation and amortization.............................................         22,748                  16,832
       Deferred taxes............................................................         (6,900)                   (929)
       Provision for special charges.............................................              -                  19,800
       Changes in operating assets and liabilities
          Decrease (increase) in assets
               Accounts receivable...............................................         42,407                  35,042
               Inventories.......................................................        (44,491)                (46,184)
               Other assets......................................................         (2,087)                  5,983
       Decrease in liabilities
               Accounts payable..................................................        (12,971)                (21,800)
               Accrued expenses and other liabilities............................         (6,292)                (12,635)
                                                                                     -----------              ----------
          Net cash provided by operating activities..............................         31,143                   9,084
                                                                                     -----------              ----------
Cash flows from investing activities
 Purchases of property and equipment.............................................        (33,065)                (13,959)
 Acquisition of businesses, net of cash acquired.................................              -                (736,508)
                                                                                     -----------              ----------
          Net cash used in investing activities..................................        (33,065)               (750,467)
                                                                                     -----------              ----------

Cash flows from financing activities
  Proceeds from issuance of long-term debt.......................................              -                 649,151
  Payments on long-term debt.....................................................        (10,000)                (10,000)
  Proceeds from the exercise of employee stock options...........................          4,732                   4,634
  Short-term bank borrowings (repayments)........................................           (451)                 (7,794)
  Other..........................................................................            987                     (85)
                                                                                     -----------              ----------
          Net cash provided by (used in) financing activities....................         (4,732)                635,906
                                                                                     -----------              ----------

          Net decrease in cash...................................................         (6,654)               (105,477)
Cash and cash equivalents, beginning of period...................................        241,950                 157,051
                                                                                     -----------              ----------

Cash and cash equivalents, end of period.........................................     $  235,296               $  51,574
                                                                                     ===========              ==========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                          TOMMY HILFIGER CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (in thousands)

                                                                 Capital in                          Accumulated
                                                                   excess                               other           Total
                                                 Ordinary          of par          Retained          comprehensive   shareholders'
                                                  shares            value          earnings          income (loss)      equity
                                                -----------      -----------     ------------       --------------   -------------
Balance, March 31, 1998.....................         $  752        $ 173,040        $ 345,195              $    75     $   519,062
   Net income...............................              -                -          173,717                    -         173,717
   Foreign currency translation.............              -                -                -                 (490)           (490)
   Issuance of shares in connection
     with the Acquisition...................            180          377,335                -                    -         377,515
   Exercise of employee stock options.......             11           15,169                -                    -          15,180
   Tax benefits from exercise of stock
     options................................              -            7,265                -                    -           7,265

                                                -----------     ------------     ------------       --------------   -------------
Balance, March 31, 1999.....................            943          572,809          518,912                 (415)      1,092,249
   Net income...............................              -                -           38,729                    -          38,729
   Foreign currency translation.............              -                -                -                  987             987
   Exercise of employee stock options.......              3            4,729                -                    -           4,732
   Tax benefits from exercise of stock
        options.............................              -            1,344                -                    -           1,344

                                                -----------      -----------     ------------       --------------   -------------
Balance, June 30, 1999 (Unaudited)..........         $  946        $ 578,882        $ 557,641              $   572     $ 1,138,041
                                                ===========      ===========     ============       ==============   =============

     Comprehensive income consists of net income and foreign currency translation and totaled $173,227 for the fiscal year ended March 31, 1999 and $39,716 for the three months ended June 30, 1999.

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

     Operating results for the three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

     The financial statements as of and for the three-month periods ended June 30, 1999 and 1998 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 1999, as presented, has been prepared from the Consolidated Balance Sheet as of March 31, 1999 included in the Company's Form 10-K.

Note 2 - Share Split

     On June 4, 1999, the Company announced that its Board of Directors had approved and declared a two-for-one split of the Company's Ordinary Shares, par value $0.01 per share (the "Ordinary Shares"). The split was effected in the form of a dividend of one Ordinary Share per Ordinary Share issued and outstanding or held by the Company in its treasury (the "Share Split"), and was paid on July 9, 1999 to shareholders of record at the close of business on June 18, 1999. Accordingly, all share amounts, earnings per share and share equivalents have been restated to reflect the Share Split. In connection with the Share Split, the Board of Directors of the Company also approved an increase in the number of authorized Ordinary Shares to 150,000,000 from 75,000,000.

Note 3 - Acquisition of Womenswear, Jeanswear and Canadian Licensees

     On May 8, 1998, following the approval by the shareholders of the Company on May 5, 1998, the Company acquired from related parties Pepe Jeans USA, Inc., the Company's United States womenswear and jeanswear licensee ("Pepe USA"), TJ Far East Limited, Pepe USA's buying agency affiliate, and Tomcan Investments Inc., the parent corporation of Tommy Hilfiger Canada Inc. ("TH Canada"), the Company's Canadian licensee (collectively, the "Acquired Companies") (the "Acquisition"). The aggregate purchase price was $1,166,239, comprised of the following: cash - $755,760, the issuance of 18,091,860 Ordinary Shares of the Company - $377,515, and related transaction costs. For accounting purposes, the Ordinary Shares of the Company were valued at $23.185 per share (the average closing price for the five days before and after the announcement of the Acquisition) reduced by a valuation adjustment of $41,960 to reflect restrictions on the sale of the shares. The cash portion of the purchase price was funded from a combination of debt financing and cash on hand.

     Purchase price allocation

     The Acquisition has been accounted for as a purchase and, accordingly, the operating results of the Acquired Companies are included in the consolidated results of the Company from the date of the Acquisition. The purchase price has been allocated as follows:


Cash.............................................................................$     19,252
Accounts receivable..............................................................      57,343
Inventory........................................................................      67,723
Other current assets.............................................................      13,359
Property and equipment...........................................................      49,212
Intangible assets, including goodwill............................................   1,307,376
Other assets.....................................................................       1,075
Short-term bank borrowings.......................................................     (15,965)
Accounts payable.................................................................     (17,183)
Accrued expenses and other current liabilities...................................     (51,457)
Long-term debt...................................................................     (10,000)
Deferred tax liability...........................................................    (252,320)
Other liabilities................................................................      (2,176)
                                                                                 ------------
Total purchase price.............................................................$  1,166,239
                                                                                 ============

     Pro forma results

     The pro forma combined condensed results of operations of the Company and the Acquired Companies for the three months ended June 30, 1998, after giving effect to certain pro forma adjustments, are as follows:

                                                           Three Months Ended June 30, 1998
                                                           --------------------------------
Net revenue.............................................................$  336,106

Gross profit............................................................   156,859

Income from operations..................................................    31,810

Net income..............................................................    16,708

Diluted earnings per share..............................................$     0.18

Weighted average shares and share
equivalents outstanding.................................................    94,578

     The pro forma results of operations, before special, acquisition-related charges of $19,800, for the three months ended June 30, 1998 were as follows:


                                                           Three Months Ended June 30, 1998
                                                           --------------------------------
Net income..............................................................$   28,588

Diluted earnings per share..............................................$     0.30


     The foregoing pro forma statement of operations data assumes that the Acquisition took place as of the beginning of the quarter. The results also reflect (a) the elimination of certain revenues, cost of goods sold and royalty expense, (b) amortization of intangible assets, principally over 40 years, (c) incremental interest and other expenses and (d) applicable income tax effects.

     Special acquisition related charges

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

     At June 30, 1999, $5,415 of the special charge remains in accrued liabilities. The balance principally relates to the closure of the specialty stores and restructuring of the related leases.

Note 4 - Inventories

     Inventories are summarized as follows:

                                          June 30, 1999        March 31, 1999
                                          -------------        --------------
Finished Goods............................$     263,119        $      219,254
Raw Materials.............................        4,300                 3,674
                                          -------------        --------------
                                          $     267,419        $      222,928
                                          =============        ==============



Note 5 - Notes and Credit Facilities

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

     Borrowings under the term loan facility bear interest at varying rates (5.53% as of June 30, 1999) and are repayable in quarterly installments as follows: $40,000 in the 12-month period ending March 31, 2000, $50,000 in each of the next two succeeding 12-month periods and $60,000 in the next succeeding 12-month period.

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

     The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of, and for the period ended, June 30, 1999.

Note 6 - Summarized Financial Information

     The following presents summarized financial information of TH USA, a wholly owned subsidiary of THC, and its consolidated subsidiaries, as of June 30, 1999 and March 31, 1999 and for the three months ended June 30, 1999 and 1998. TH USA is the issuer and THC is the guarantor of the Notes. The Company has not presented separate financial statements and other disclosures concerning TH USA because management has determined that such information is not material to holders of the Notes.

                                                                     June 30, 1999            March 31, 1999
                                                                     -------------            --------------
Current assets...................................................... $   588,390              $    595,819
Noncurrent assets...................................................   1,502,079                 1,478,790
Current liability due to THC........................................      43,373                    26,494
Other current liabilities...........................................     219,569                   240,851
Noncurrent liability due to THC.....................................     815,829                   801,511
Other noncurrent liabilities........................................     846,479                   852,329


                                                                        Three Months Ended June 30,
                                                                        ---------------------------
                                                                         1999                1998
                                                                        -----                -----
Net Revenue......................................................  $   416,070         $   285,147
Gross Profit.....................................................      189,484             128,997
Net income (loss)................................................       10,805              (3,941)

Note 7 - Segment Reporting

     The Company has three reportable segments: Wholesale, Retail and Licensing. The Company's reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segment consists of the design and sourcing of men's sportswear and jeanswear, women's casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment reflects the operations of the Company's outlet, specialty and flagship stores. The Licensing segment consists of the operations of licensing the Company's trademarks for specified products in specified geographic areas. The Company evaluates performance and allocates resources based on segment profits. The accounting policies of the reportable segments are the same as those described in Note 1, "Summary of Significant Accounting Policies", to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Segment profits are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses. Excluded from segment profits, however, are the vast majority of executive compensation, marketing, brand image marketing costs associated with its flagship stores, amortization of intangibles including goodwill, special charges and interest costs. Financial information for the Company's reportable segments is as follows:

                                                       Wholesale               Retail              Licensing               Total
                                                     -------------           ----------          -------------           ----------
Quarter Ended June 30, 1999
---------------------------
   Total segment revenue............................   $   353,582           $   52,123             $   28,105          $   433,810
   Segment profits..................................        65,053               11,988                 15,146               92,187
   Depreciation and amortization
     included in segment profits....................        10,020                2,107                    285               12,412

Quarter Ended June 30, 1998
---------------------------
   Total segment revenue............................   $   233,807           $   41,235             $   24,011          $   299,053
   Segment profits..................................        46,025                8,062                 13,966               68,053
   Depreciation and amortization
     included in segment profits....................         6,527                2,230                    279                9,036

  A reconciliation of total segment revenue to consolidated net revenue is as follows:

                                                              Quarter Ended June 30,
                                                       -------------------------------------
                                                           1999                   1998
                                                       --------------         --------------
Total segment revenue.................................   $   433,810            $   299,053
Intercompany revenue..................................       (14,707)               (11,397)
                                                        -------------         --------------
Consolidated net revenue..............................   $   419,103            $   287,656
                                                        =============         ==============

  Intercompany revenue represents buying agency commissions from consolidated subsidiaries.

    A reconciliation of total segment profits to consolidated income before income taxes is as follows:


                                                                   Quarter Ended June 30,
                                                            --------------------------------------
                                                                1999                    1998
                                                            -------------          --------------
Segment profits..........................................      $   92,187              $   68,053
Corporate expenses not allocated.........................          29,957                  26,251
Special charge...........................................               -                  19,800
Interest expense, net....................................           7,760                   5,421
                                                            -------------          --------------
Consolidated income before income taxes..................      $   54,470              $   16,581
                                                            =============          ==============

     The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (dollar amounts in thousands)

General

     In May 1998, the Company acquired its licensed jeanswear, womenswear and Canadian businesses for an aggregate purchase price of $755,760 in cash plus 18,091,860 Ordinary Shares of the Company. The cash portion of the purchase price was funded through a combination of cash on hand, the issuance of debt securities in a public offering, and bank borrowings. The Company has included the results of the Acquired Companies in its consolidated statements of operations from the date of the Acquisition. Because of the significance of the Acquired Companies, Management's Discussion and Analysis is presented on both a pro forma and actual basis.

Results of Operations

     The following table sets forth the Condensed Consolidated Statements of Operations data as well as the Pro Forma Statements of Operations data (which are disclosed in Note 3 to the Condensed Consolidated Financial Statements) as a percentage of net revenue.

                                                                Three Months Ended June 30,
                                                           ----------------------------------------------
                                                           Actual            Pro Forma           Actual
                                                           --------         --------------       --------
                                                            1999                 1998             1998
                                                           --------            ---------         --------
Net revenue .............................................    100.0 %              100.0 %          100.0 %
Cost of goods sold ......................................     52.9                 53.3             53.2
                                                           --------            ---------         --------
Gross profit.............................................     47.1                 46.7             46.8

Depreciation and amortization............................      5.4                  6.1              5.9
Other SG&A expenses......................................     26.9                 25.2             26.4
                                                           --------            ---------         --------
SG&A expenses before special charges.....................     32.3                 31.3             32.3
Special charges..........................................        -                  5.9              6.9
                                                           --------            ---------         --------
Total SG&A expenses......................................     32.3                 37.2             39.2
                                                           --------            ---------         --------

Income from operations...................................     14.8                  9.5              7.6
Interest expense, net....................................      1.8                  2.9              1.8
                                                           --------            ---------         --------

Income before taxes......................................     13.0                  6.6              5.8
Provision for income taxes...............................      3.8                  1.6              1.3
                                                           --------            ---------         --------
Net income...............................................      9.2                  5.0              4.5
                                                           ========            =========         ========


          Three months ended June 30, 1999 (Actual) compared to three months ended June 30, 1998 (Pro Forma)

     The following discussion of the Company's results of operations for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 is presented on a pro forma basis for the 1998 quarter, assuming the Acquired Companies had been combined with the Company for the entire quarter. The pro forma financial information is derived by applying pro forma adjustments to the historical financial statements of the Company and the Acquired Companies. The pro forma adjustments consist of (a) the elimination of certain revenues, cost of goods sold and royalty expense, (b) amortization of intangible assets, principally over 40 years, (c) incremental interest and other expenses and (d) applicable income tax effects. These pro forma results are not necessarily indicative of the results that would have occurred had the businesses been combined for the period indicated.

     Net revenue increased to $419,103 in the first quarter of fiscal 2000 from $336,106 in the corresponding quarter of fiscal 1999, an improvement of 24.7%. This increase is due to increases in each of the Company's operating divisions, as outlined below.

                                          Three Months Ended June 30,
                                      ---------------------------------
                                      1999                  1998              % Increase
                                   -----------         --------------         ----------
Wholesale......................    $   353,582         $      283,788            24.6 %
Retail.........................         52,123                 41,235            26.4 %
Licensing......................         13,398                 11,083            20.9 %
                                   -----------         --------------         ---------
Total..........................    $   419,103         $      336,106            24.7 %
                                   ===========         ==============         =========


     The Wholesale increase consists of increases in menswear sales of 6.0% (to $185,856 from $175,279), womenswear sales of 61.1% (to $115,192 from $71,518)
and childrenswear sales of 42.0% (to $52,534 from $36,991). Each of these improvements is due to volume increases which resulted primarily from increased sales to existing customers. The increased sales to existing customers is principally due to the expansion of the in-store shop and fixtured area programs, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured.

     The improvement in the Company's Retail division is due to an increase in the number of stores and an increase in sales at existing stores. At June 30, 1999, the Company operated 80 retail stores as compared to 72 stores at June 30, 1998. Retail stores opened since June 30, 1998 contributed $7,687 of net revenue during the quarter ended June 30, 1999.

     Revenue from the Licensing division, which consists of third party licensing royalties and buying agency commissions, increased due to the incremental revenue associated with newly licensed products and a general increase in sales of existing licensed products. Of the increase, approximately $1,053, was due to products introduced under licenses entered into since June 30, 1998.

     Gross profit as a percentage of net revenue increased to 47.1% in the first quarter of fiscal 2000 from 46.7% in the first quarter of fiscal 1999. This increase is mainly due to better wholesale margins, particularly in menswear, where the Company sold less product through off-price channels than in the prior year.

     Selling, general and administrative expenses, before the special charge described below, increased to $135,267, or 32.3% of net revenue in the first quarter of fiscal 2000, from $105,249, or 31.3% of net revenue in the first quarter of fiscal 1999. The increase in expenses is principally due to increased volume-related expenses to support the higher revenue and increased depreciation and amortization. In addition, the Company incurred higher marketing and advertising costs to promote the brand and incurred expenses related to the start up of two new divisions, which were the primary reasons for the increase as a percentage of net revenue.

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

     Interest expense, net of interest income, decreased to $7,760 in the first quarter of fiscal year 2000 from $9,767 in the corresponding quarter of last year. The decrease from 1999 to 2000 is primarily due to higher cash balances and lower interest rates on the Company's variable rate debt.

    The provision for income taxes increased to 28.9% of income before taxes in the quarter ended June 30, 1999 from 24.2% in the corresponding quarter last year. This increase was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject, together with the effects of the special charges which were tax effected at a higher rate than the Company's weighted average tax rate in the June 30, 1998 quarter.

          Three months ended June 30, 1999 (Actual) compared to three months ended June 30, 1998 (Actual)

     Net revenue increased to $419,103 in the first quarter of fiscal 2000 from $287,656 in the corresponding quarter of fiscal 1999, an improvement of 45.7%. This increase is due to increases in each of the Company's operating divisions, as outlined below.

                                          Three Months Ended June 30,
                                   -----------------------------------
                                      1999                  1998              % Increase
                                   -----------         --------------         ----------
Wholesale......................    $   353,582         $      233,807            51.2 %
Retail.........................         52,123                 41,235            26.4 %
Licensing......................         13,398                 12,614             6.2 %
                                   -----------         --------------         ----------
Total..........................    $   419,103         $      287,656            45.7 %
                                   ===========         ==============         ==========


     The Wholesale increase is due to volume increases which resulted from the Acquisition and from increased sales to existing customers. This increase is principally attributed to the change in status of Pepe USA and TH Canada, which contributed to the Company in the form of wholesale revenue for the entire quarter ended June 30, 1999, compared to a combination of royalty income and wholesale revenue (since the Acquisition) in the quarter ended June 30, 1998. A comparison of Wholesale revenue components after adjusting for these changes is made in the pro forma section of Management's Discussion and Analysis.

     The improvement in the Company's Retail division is due to an increase in the number of stores and an increase in sales at existing stores. At June 30, 1999, the Company operated 80 retail stores as compared to 72 stores at June 30, 1998. Retail stores opened since June 30, 1998 contributed $7,687 of net revenue during the quarter ended June 30, 1999.

     Revenue from the Licensing division, which consists of third-party licensing royalties and buying agency commissions, increased due to the incremental revenue associated with newly licensed products and a general increase in sales of existing licensed products and buying agency services. Offsetting this increase, in part, was the inclusion of royalties from Pepe USA and TH Canada for a partial quarter in fiscal 1999. Approximately $1,053 of the fiscal 2000 revenue amount was due to products introduced under licenses entered into since June 30, 1998.

     Gross profit as a percentage of net revenue increased to 47.1% in the first quarter of fiscal 2000 from 46.8% in the first quarter of fiscal 1999. This increase is mainly due to better wholesale margins, particularly in menswear, where the Company sold less product through off-price channels than in the prior year.

     Selling, general and administrative expenses, before the special charge described above, increased to $135,267, or 32.3% of net revenue in the first quarter of fiscal 2000, from $92,866, or 32.3% of net revenue in the first quarter of fiscal 1999. The increase in expenses is principally due to increased volume-related expenses to support the higher revenue and increased depreciation and amortization. In addition, the Company incurred higher marketing and advertising costs to promote the brand and incurred expenses related to the start up of two new divisions. Included in selling, general and administrative expenses is goodwill amortization of $8,632 and $5,755 for the quarters ended June 30, 1999 and 1998, respectively, recorded in connection with the Acquisition.

     Interest expense, net of interest income, increased to $7,760 in the first quarter of fiscal year 2000 from $5,421 in the corresponding quarter of last year. In the June 30, 1999 quarter, the debt incurred in connection with the Acquisition was outstanding for the entire quarter as compared to a partial quarter in 1998. This increase was partially offset by a reduction in the interest rates on the Company's variable rate debt to 5.69% in the quarter ended June 30, 1999 from 6.62% in the quarter ended June 30, 1998.

     The provision for income taxes increased to 28.9% of income before taxes in the quarter ended June 30, 1999 from 21.7% in the corresponding quarter last year. This increase was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject, together with the effects of the special charges which were tax effected at a higher rate than the Company's weighted average tax rate in the June 30, 1998 quarter.

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

     The Company's cash and cash equivalents balance decreased from $241,950 at March 31, 1999 to $235,296 at June 30, 1999. This represented an overall decrease of $6,654 due primarily to the excess of capital expenditures and scheduled debt repayments over cash generated from operations. A detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

     Capital expenditures were $33,065 during the three months ended June 30, 1999. Significant capital expenditures included additions related to the Company's in-store shop and fixtured area expansion programs and the construction of product showrooms.

     At June 30, 1999, accrued expenses and other current liabilities included $54,488 of open letters of credit for inventory purchased. Additionally, at June 30, 1999, TH USA was contingently liable for unexpired bank letters of credit of $78,458 related to commitments of TH USA to suppliers for the purchase of inventories.

     On May 8, 1998, the Company acquired its womenswear, jeanswear and Canadian licensees for an aggregate purchase price of $755,760 in cash and 18,091,860 Ordinary Shares of the Company. The cash portion of the purchase price was funded from a combination of debt financing and cash on hand. The debt financing portion of the purchase price consisted of $250,000 of the 2003 Notes, $200,000 of the 2008 Notes and $200,000 of term loan borrowings pursuant to the Credit Facilities. The Notes were issued by TH USA and guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

     The Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility which was borrowed by TH USA in connection with the Acquisition. The term loan bears interest at variable rates which, on a weighted average annual basis, amounted to 5.53% and 5.69% as of, and for the period ended, June 30, 1999, respectively. The revolving credit facility, which accrues interest at varying interest rates, will be available for letters of credit, working capital and other general corporate purposes. The Credit Facilities replaced the Company's secured revolving credit agreement, which had been in place since April 1, 1996.

     Borrowings under the term loan facility are repayable in quarterly installments as follows: $40,000 in the 12-month period ending March 31, 2000; $50,000 in each of the next two succeeding 12-month periods; and $60,000 in the next succeeding 12-month period.

     Under the Credit Facilities, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that in the aggregate exceed 33% of the Company's cumulative consolidated net income, commencing with the fiscal year ended March 31, 1998, less certain deductions. The Credit Facilities also contain a number of other restrictive covenants that are more fully explained in Note 5 to the Condensed Consolidated Financial Statements.

     The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of, and for the period ended, June 30, 1999.

     The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions such as those associated with the Acquisition. No interest rate hedging contracts were in place as of June 30, 1999.

     There were no significant committed capital expenditures at June 30, 1999. The Company expects fiscal 2000 capital expenditures to approximate $130,000 to $150,000. The Company intends to fund such cash requirements for fiscal 2000 and future years from available cash balances, internally generated funds and available credit. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

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

     The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or transactions. These include the purchase of inventory, capital expenditures and the collection of certain foreign receivables. The Company enters into forward contracts with maturities of up to one year to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. No significant gain or loss was inherent in such contracts at June 30, 1999.

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

Year 2000

     During the year ended March 31, 1998, the Company initiated a comprehensive program to evaluate and address the impact of the year 2000 on its operations and those of the Acquired Companies in order to ensure that its computer systems properly recognize calendar year 2000. This program included steps to identify each item or element that would require date code remediation and make appropriate modifications to ensure a seamless transition to the year 2000. The Company has now completed its internal date remediation program and is in the final testing phase of this program.

     The Company has used internal staff resources to accomplish most of this activity, which cost less than $500. Certain other costs, which are capitalized, represent investment in new hardware and software systems, the timing of which was planned to coincide with the integration of the Acquired Companies. Principal among these is a new investment in packaged financial systems software to which the Company and its major subsidiaries converted during 1999. Such costs represent only a nominal percentage of capital expenditures. The estimate of costs of the Year 2000 compliance effort and the timetable for internal Year 2000 modifications are management's best estimates. There can be no guarantee that these estimates will prove accurate and actual results could differ materially from the estimates. Based upon progress to date, however, the Company believes that it is unlikely that actual results would differ significantly from the estimates.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the sections entitled "Liquidity and Capital Resources" and "Exchange Rates" in Item 2 above, which sections are incorporated herein by reference.

                                    PART II


ITEM 1 -  LEGAL PROCEEDINGS

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

     In the State Action, all defendants, including the Company, have filed a demurrer challenging the legal sufficiency of the complaint. In the Federal Action, all defendants, including the Company, have filed a motion to transfer venue and a motion to dismiss the complaint for failure to state a claim. These motions have been fully briefed by the parties, and hearings on the motions commenced in August 1999.

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

(a)  Exhibits


       10.    Material Contracts

              (a) Tommy Hilfiger U.S.A. 1992 Stock Incentive Plan, as amended and restated

              (b) Tommy Hilfiger (Eastern Hemisphere) Limited 1992 Stock Incentive Plan, as amended and restated

              (c) Memorandum of Agreement, dated as of January 1, 1999, between Tandem Distribution Services, Inc. and Tommy Hilfiger U.S.A., Inc.

       11.    Computation of Net Income Per Ordinary Share

       27.    Financial Data Schedule

(b)  Reports on Form 8-K

     During the quarter ended June 30, 1999, the Company filed a Current Report on Form 8-K, dated June 4, 1999, reporting matters under Item 5 thereof.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                  Tommy Hilfiger Corporation


Date: August 9, 1999              By: /s/ Joel J. Horowitz
      --------------                      --------------------------
                                          Joel J. Horowitz
                                          Chief Executive Officer and President
                                          Tommy Hilfiger Corporation


Date: August 9, 1999              By: /s/ Joseph Scirocco
      --------------                      --------------------------
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

                                 EXHIBIT INDEX


Exhibit
Number        Description
------        -----------
  10.         Material Contracts

              (a) Tommy Hilfiger U.S.A. 1992 Stock Incentive Plan, as amended and restated

              (b) Tommy Hilfiger (Eastern Hemisphere) Limited 1992 Stock Incentive Plan, as amended and restated

              (c) Memorandum of Agreement, dated as of January 1, 1999, between Tandem Distribution Services, Inc. and Tommy Hilfiger U.S.A., Inc.

  11.         Computation of Net Income Per Ordinary Share

  27.         Financial Data Schedule