Form 10-Q
period 1999-09-30
HILFIGER TOMMY CORP
filed 1999-11-12
CIK 888747

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999
                                              ------------------

                         Commission File Number 1-11226
                                                -------

-------------------------------------------------------------------------------
                           TOMMY HILFIGER CORPORATION
             (Exact name of registrant as specified in its charter)




       British Virgin Islands                        Not Applicable
       ----------------------                        --------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

6/F, Precious Industrial Centre, 18 Cheung Yue Street, Cheung Sha Wan, Kowloon, Hong Kong
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                 852-2745-7798
                                 -------------
                        (Registrant's telephone number,
                              including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes      X         No______
                                                   -------------

      Ordinary Shares, $0.01 par value per share, outstanding as of October 31, 1999: 94,773,808

                           TOMMY HILFIGER CORPORATION
                               INDEX TO FORM 10-Q
                               September 30, 1999


PART I - FINANCIAL INFORMATION

Item 1          Financial Statements                                                                                  Page
                                                                                                                      ----
                Condensed Consolidated Statements of Operations for the three and  six months ended
                September 30, 1999 and 1998....................................................................         3


                Condensed Consolidated Balance Sheets as of September 30, 1999 and March 31, 1999..............         4

                Condensed Consolidated Statements of Cash Flows for the six months ended September 30,   1999
                and 1998.......................................................................................         5


                Condensed Consolidated Statements of Changes in Shareholders' Equity for the six months
                ended September 30, 1999 and the year ended March 31, 1999.....................................         6

                Notes to Condensed Consolidated Financial Statements...........................................         7

Item 2          Management's Discussion and Analysis of Financial Condition and Results of Operations..........        12

Item 3          Quantitative and Qualitative Disclosures About Market Risk.....................................        18

PART II - OTHER INFORMATION

Item 1         Legal Proceedings...............................................................................        19

Item 4         Submission of Matters to a Vote of Security Holders.............................................        19

Item 6         Exhibits and Reports on Form 8-K................................................................        20

Signatures.....................................................................................................        21


                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                           TOMMY HILFIGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

(Unaudited)                                                   For the Six Months Ended      For the Three Months Ended
                                                                   September 30,                 September 30,
                                                          ------------------------------- ----------------------------

                                                                1999           1998          1999          1998
                                                                ----           ----          ----          ----
Net revenue ..................................................$980,726       $752,980       $561,623       $465,324
Cost of goods sold ........................................... 514,042        401,766        292,436        248,778
                                                              --------       --------       --------       --------

Gross profit ................................................. 466,684        351,214        269,187        216,546

Depreciation and amortization ................................  46,536         36,936         24,058         20,104
Other selling, general and administrative expenses ........... 242,456        180,166        129,667        104,132
Special charges ..............................................    --           19,800           --             --
                                                              --------       --------       --------       --------

Total selling, general and administrative expenses ........... 288,992        236,902        153,725        124,236

Income from operations ....................................... 177,692        114,312        115,462         92,310

Interest expense .............................................  21,260         18,147         10,593         11,025
Interest income ..............................................   4,974          2,249          2,067            548
                                                              --------       --------       --------       --------

Income before income taxes ................................... 161,406         98,414        106,936         81,833

Provision for income taxes ...................................  46,646         28,689         30,905         25,083
                                                              --------       --------       --------       --------

Net income ...................................................$114,760       $ 69,725       $ 76,031       $ 56,750
                                                              ========       ========       ========       ========

Earnings per share:

Basic earnings per share .....................................$   1.21       $   0.77       $   0.80       $   0.61
                                                              ========       ========       ========       ========

Weighted average shares outstanding ..........................  94,514         90,478         94,667         93,668
                                                              ========       ========       ========       ========

Diluted earnings per share ...................................$   1.19       $   0.76       $   0.79       $   0.60
                                                              ========       ========       ========       ========

Weighted average shares and share equivalents outstanding ....  96,120         91,606         96,259         94,598
                                                              ========       ========       ========       ========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

(Unaudited)                                                             As of                      As of
                                                                    September 30,                March 31,
                                                                        1999                       1999
                                                                   ----------------           ----------------
Assets
Current assets
   Cash and cash equivalents........................................     $ 271,979                  $ 241,950
   Accounts receivable..............................................       200,273                    186,640
   Inventories......................................................       264,484                    222,928
   Other current assets.............................................        70,772                     48,638
                                                                   ----------------           ----------------

       Total current assets.........................................       807,508                    700,156

Property and equipment, at cost, less accumulated
   depreciation and amortization....................................       260,522                    228,294
Intangible assets, net of accumulated amortization..................     1,252,999                  1,275,485
Other assets........................................................         7,703                      2,685
                                                                   ----------------           ----------------

       Total Assets.................................................   $ 2,328,732                $ 2,206,620
                                                                   ================           ================

Liabilities and Shareholders' Equity
Current liabilities
   Short-term borrowings............................................           $ -                    $ 1,234
   Current portion of long-term debt................................        45,000                     40,000
   Accounts payable.................................................         8,650                     27,310
   Accrued expenses and other current liabilities...................       229,041                    188,606
                                                                   ----------------           ----------------

       Total current liabilities....................................       282,691                    257,150

Long-term debt......................................................       584,307                    609,245
Deferred tax liability..............................................       238,254                    242,546
Other liabilities...................................................         4,293                      5,430
Shareholders' equity
   Preference Shares, $0.01 par value-shares authorized 5,000,000;
   none issued......................................................             -                          -
   Ordinary Shares, $0.01 par value-shares authorized 150,000,000;
   issued and outstanding 94,773,808 and 94,324,088, respectively...           948                        943
   Capital in excess of par value...................................       583,818                    572,809
   Retained earnings................................................       633,672                    518,912
   Accumulated other comprehensive income (loss)....................           749                       (415)
                                                                   ----------------           ----------------

       Total shareholders' equity...................................     1,219,187                  1,092,249
                                                                   ----------------           ----------------

Commitments and contingencies

       Total Liabilities and Shareholders' Equity...................   $ 2,328,732                $ 2,206,620
                                                                   ================           ================

     See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



(Unaudited)                                                                               For the Six Months Ended
                                                                                                September 30,
                                                                                --------------------------------------------
                                                                                     1999                         1998
                                                                                ---------------              ---------------
Cash flows from operating activitities
  Net income...................................................................       $ 114,760                     $ 69,725
  Adjustments to reconcile net income to net cash from operating activities
    Depreciation and amortization..............................................          47,217                       36,967
    Deferred taxes.............................................................          (8,900)                      (2,506)
    Provision for special charges..............................................              -                        19,800
    Write-off of property and equipment........................................              -                           379
    Changes in operating assets and liabilities
      Decrease (increase) in assets
        Accounts receivable....................................................         (13,633)                     (28,478)
        Inventories............................................................         (41,556)                     (51,653)
        Other assets...........................................................         (14,615)                      14,911
      Increase (decrease) in liabilities
        Accounts payable.......................................................         (18,660)                      (9,314)
        Accrued expenses and other liabilities.................................          36,490                        7,019
                                                                                ---------------              ---------------
      Net cash provided by operating activities................................         101,103                       56,850
                                                                                ---------------              ---------------

Cash flows from investing activities
  Purchases of property and equipment..........................................         (59,014)                     (33,583)
  Acquisition of businesses, net of cash acquired..............................              -                      (736,508)
                                                                                ---------------              ---------------
      Net cash used in investing activities....................................         (59,014)                    (770,091)
                                                                                ---------------              ---------------

Cash flows from financing activities
  Proceeds from issuance of long-term debt.....................................               -                      649,151
  Payments on long-term debt...................................................         (20,000)                     (10,000)
  Proceeds from the exercise of employee stock options.........................           8,009                        6,497
  Short-term bank borrowings (repayments)......................................          (1,234)                      (9,345)
  Other........................................................................           1,165                         (862)
                                                                                ---------------              ---------------
      Net cash provided by (used in) financing activities......................         (12,060)                     635,441
                                                                                ---------------              ---------------

      Net increase (decrease) in cash .........................................          30,029                      (77,800)
Cash and cash equivalents, beginning of period.................................         241,950                      157,051
                                                                                ---------------              ---------------

Cash and cash equivalents, end of period.......................................       $ 271,979                     $ 79,251
                                                                                ===============              ===============



     See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                               Capital in                        Accumulated
                                                                 excess                            other              Total
                                               Ordinary          of par          Retained         comprehensive   shareholders'
                                                shares            value          earnings         income (loss)       equity
                                              ------------     ------------     -----------     ---------------------------------
Balance, March 31, 1998.......................      $ 752        $ 173,040       $ 345,195              $ 75           $ 519,062
  Net income..................................          -                -         173,717                 -             173,717
  Foreign currency translation................          -                -               -              (490)               (490)
  Issuance of shares in connection
  with the Acquisition........................        180          377,335               -                 -             377,515
  Exercise of employee stock options..........         11           15,169               -                 -              15,180
  Tax benefits from exercise of stock
  options.....................................          -            7,265               -                 -               7,265
                                              ------------     ------------     -----------     -------------     ---------------

Balance, March 31, 1999.......................        943          572,809         518,912              (415)          1,092,249
  Net income..................................          -                -         114,760                 -             114,760
  Foreign currency translation................          -                -               -             1,164               1,164
  Exercise of employee stock options..........          5            8,004               -                 -               8,009
  Tax benefits from exercise of stock
  options.....................................          -            3,005               -                 -               3,005
                                              ------------     ------------     -----------     -------------     ---------------

Balance, September 30, 1999 (Unaudited).......      $ 948        $ 583,818       $ 633,672             $ 749         $ 1,219,187
                                              ============     ============     ===========     =============     ===============

  Comprehensive income consists of net income and foreign currency translation and totaled $173,227 for the fiscal year ended March 31, 1999 and $115,924 for the six months ended September 30, 1999.

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

  Operating results for the six-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

  The financial statements as of and for the six-month and the three-month periods ended September 30, 1999 and 1998 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 1999, as presented, has been prepared from the Consolidated Balance Sheet as of March 31, 1999 included in the Company's Form 10-K.

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

Note 3 - Acquisition of Womenswear, Jeanswear and Canadian Licensees

  On May 8, 1998, following the approval by the shareholders of the Company on May 5, 1998, the Company acquired from related parties Pepe Jeans USA, Inc., the Company's United States womenswear and jeanswear licensee ("Pepe USA"), TJ Far East Limited, Pepe USA's buying agency affiliate, and Tomcan Investments Inc., the parent corporation of Tommy Hilfiger Canada Inc. ("TH Canada"), the Company's Canadian licensee (collectively, the "Acquired Companies") (the "Acquisition"). The aggregate purchase price was $1,166,239, comprised of the following: cash - $755,760, the issuance of 18,091,860 Ordinary Shares of the Company - $377,515 and related transaction costs. For accounting purposes, the Ordinary Shares of the Company were valued at $23.185 per share (the average closing price for the five days before and after the announcement of the Acquisition) reduced by a valuation adjustment of $41,960 to reflect restrictions on the sale of the shares. The cash portion of the purchase price was funded from a combination of debt financing and cash on hand.

Purchase price allocation

  The Acquisition has been accounted for as a purchase and, accordingly, the operating results of the Acquired Companies are included in the consolidated results of the Company from the date of the Acquisition. The purchase price has been allocated as follows:

Cash..............................................      $ 19,252
Accounts receivable...............................        57,343
Inventory.........................................        67,723
Other current assets..............................        13,359
Property and equipment............................        49,212
Intangible assets, including goodwill.............     1,307,376
Other assets......................................         1,075
Short-term bank borrowings........................       (15,965)
Accounts payable..................................       (17,183)
Accrued expenses and other current liabilities....       (51,457)
Long-term debt....................................       (10,000)
Deferred tax liability............................      (252,320)
Other liabilities.................................        (2,176)
                                                 ----------------

Total purchase price..............................   $ 1,166,239
                                                 ================

  Pro forma results

  The pro forma combined condensed results of operations of the Company and the Acquired Companies for the six months ended September 30, 1998, after giving effect to certain pro forma adjustments, are as follows:

                                                   Six Months Ended
                                                  September 30, 1998
                                                 ----------------------


Net revenue. . . . . . . . . . . . . . . . . . .        $ 801,430

Gross profit . . . . . . . . . . . . . . . . . .          373,405

Income from operations . . . . . . . . . . . . .          124,120

Net income . . . . . . . . . . . . . . . . . . .           73,458

Diluted earnings per share . . . . . . . . . . .           $ 0.78

Weighted average shares and share
equivalents outstanding . . . . . . . . . . . .            94,588

  The pro forma net income and diluted earnings per share, before special, acquisition-related charges of $19,800 taken in the quarter ended June 30, 1998, for the six months ended September 30, 1998 were as follows:

                                                    Six Months Ended
                                                   September 30, 1998
                                                 ------------------------


Net income . . . . . . . . . . . . . .                   $ 85,338

Diluted earnings per share . . . . . .                     $ 0.90

  The foregoing pro forma statement of operations data assumes that the Acquisition took place as of the beginning of the 1999 fiscal year. The results also reflect (a) the elimination of certain revenues, cost of goods sold and royalty expense, (b) amortization of intangible assets, principally over 40 years, (c) incremental interest and other expenses and (d) applicable income tax effects.


  Special acquisition-related charges

  During the quarter ended June 30, 1998, the Company recorded a special charge for non-recurring expenses of $19,800, before income taxes, related to the Acquisition. This special charge consisted of provisions of $7,000 for the write-off of the fixed assets and operating leases of the Company's specialty stores, $7,000 for redundant MIS equipment, furniture, fixtures and other equipment, $3,800 for severance and other employee costs and $2,000 for the termination of certain vendor contracts.

Note 4 - Inventories

  Inventories are summarized as follows:


                                                 September 30, 1999   March 31, 1999
                                                 ------------------   --------------
Finished Goods .................................        $259,895        $219,254
Raw Materials ..................................           4,589           3,674
                                                        --------        --------
                                                        $264,484        $222,928
                                                        ========        ========


Note 5 - Credit Facilities

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

  Borrowings under the term loan facility bear interest at varying rates which, on a weighted average annual basis, amounted to 5.83% and 5.72% as of and for the period ended, September 30, 1999, respectively. Borrowings under the term loan facility are repayable in quarterly installments as follows: $40,000 in the 12-month period ending March 31, 2000, $50,000 in each of the next two succeeding 12-month periods and $60,000 in the next succeeding 12-month period.

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

  The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of September 30, 1999.

Note 6 - Summarized Financial Information

  The following presents summarized financial information of TH USA, a wholly owned subsidiary of THC, and its consolidated subsidiaries, as of September 30, 1999 and March 31, 1999 and for each of the six months and three months ended September 30, 1999 and 1998. TH USA is the issuer and THC is the guarantor of the Notes. The Company has not presented separate financial statements and other disclosures concerning TH USA because management has determined that such information is not material to holders of the Notes.


                                        September 30, 1999    March 31, 1999
                                        ------------------    --------------
Current assets ........................    $  685,810        $  595,819
Noncurrent assets .....................     1,494,145         1,478,790
Current liability due to THC ..........        57,572            26,494
Other current liabilities .............       264,771           240,851
Noncurrent liability due to THC .......       807,472           801,511
Other noncurrent liabilities ..........       826,148           852,329


                                             Six Months Ended                  Three Months Ended
                                               September 30,                      September 30,
                                       -----------------------------      ------------------------------

                                          1999              1998             1999              1998
                                       -----------       -----------      ------------      ------------
Net revenue ........................... $974,962          $747,386          $558,892          $462,239
Gross profit ..........................  447,773           335,999           258,289           207,002
Net income ............................   69,404            39,384            58,599            43,325

Note 7 - Segment Reporting

  The Company has three reportable segments: Wholesale, Retail and Licensing. The Company's reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segment consists of the design and sourcing of men's sportswear and jeanswear, women's casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment reflects the operations of the Company's outlet, specialty and flagship stores. The Licensing segment consists of the operations of licensing the Company's trademarks for specified products in specified geographic areas. The Company evaluates performance and allocates resources based on segment profits. The accounting policies of the reportable segments are the same as those described in Note 1, "Summary of Significant Accounting Policies", to the Consolidated Financial Statements included in the Form 10-K. Segment profits are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses. Excluded from segment profits, however, are the vast majority of executive compensation, marketing, brand image marketing costs associated with its flagship stores, amortization of intangibles including goodwill, special charges and interest costs. Financial information for the Company's reportable segments is as follows:

                                                      Wholesale     Retail       Licensing    Total
                                                      ---------     ------       ---------    -----

Six Months Ended September 30, 1999
-----------------------------------
Total segment revenue ............................. $  817,896   $  133,150   $   60,594   $1,011,640
Segment profits ...................................    167,737       33,411       41,487      242,635
Depreciation and amortization
included in segment profits .......................     21,245        4,444          582       26,271

Six Months Ended September 30, 1998
-----------------------------------

Total segment revenue ............................. $  625,239   $  101,050   $   52,689   $  778,978
Segment profits ...................................    131,022       23,508       32,073      186,603
Depreciation and amortization
included in segment profits .......................     13,286        4,052          538       17,876


                                                                    Wholesale       Retail      Licensing      Total
                                                                    ---------       ------      ---------      -----
Three Months Ended September 30, 1999
-------------------------------------
Total segment revenue ........................................      $464,315      $ 81,027      $ 32,490      $577,832
Segment profits ..............................................        99,148        21,423        26,341       146,912
Depreciation and amortization
included in segment profits ..................................        11,225         2,337           297        13,859

Three Months Ended September 30, 1998
-------------------------------------
Total segment revenue ........................................      $391,434      $ 59,815      $ 28,678      $479,927
Segment profits ..............................................        84,997        15,446        18,107       118,550
Depreciation and amortization
included in segment profits ..................................         6,759         1,822           259         8,840


  Licensing segment profits include $6.4 million from a settlement of a trademark infringement lawsuit with Wal-Mart Stores Inc.

A reconciliation of total segment revenue to consolidated net revenue is as follows:


                                                 Six Months Ended                 Three Months Ended
                                                  September 30,                      September 30,
                                          --------------------------------   -----------------------------
                                              1999               1998           1999              1998
                                          --------------      ------------   -----------       -----------
Total segment revenue ...................  $1,011,640        $  778,978       $  577,832        $  479,927
Intercompany revenue ....................      30,914            25,998           16,209            14,603
                                           ----------        ----------       ----------        ----------
Consolidated net revenue ................  $  980,726        $  752,980       $  561,623        $  465,324
                                           ==========        ==========       ==========        ==========

  Intercompany revenue represents buying agency commissions from consolidated subsidiaries.


  A reconciliation of total segment profits to consolidated income before income taxes is as follows:

                                                     Six Months Ended                       Three Months Ended
                                                       September 30,                           September 30,
                                               ------------------------------         ------------------------------
                                                  1999              1998                 1999              1998
                                               ------------      ------------         ------------      ------------
Segment profits .............................    $242,635         $186,603              $146,912         $118,550
Corporate expenses not allocated ............      64,943           52,491                31,450           26,240
Special charge ..............................        --             19,800                  --               --
Interest expense, net .......................      16,286           15,898                 8,526           10,477
                                                 --------         --------              --------         --------
Consolidated income before income taxes .....    $161,406         $ 98,414              $106,936         $ 81,833
                                                 ========         ========              ========         ========

  The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (dollar amounts in thousands)

General

  In May 1998, the Company acquired its licensed jeanswear, womenswear and Canadian businesses for an aggregate purchase price of $755,760 in cash plus 18,091,860 Ordinary Shares of the Company. The cash portion of the purchase price was funded through a combination of cash on hand, the issuance of debt securities in a public offering, and bank borrowings. The Company has included the results of the Acquired Companies in its consolidated statements of operations from the date of the Acquisition. Because of the significance of the Acquired Companies, Management's Discussion and Analysis, for the six-month period ended September 30, 1998 is presented on both a pro forma and an actual basis.

Results of Operations

  Six Months Ended September 30

  The following table sets forth the Condensed Consolidated Statements of Operations data as well as the Pro Forma Statements of Operations data (which are disclosed in Note 3 to the Condensed Consolidated Financial Statements) for the six months ended September 30, as a percentage of net revenue.



                                                                 Six Months Ended September 30,
                                                      -----------------------------------------------
                                                        1999             1998              1998
                                                      ---------      --------------      ---------
                                                       Actual         Pro Forma            Actual
                                                      ---------      --------------      ---------
Net revenue .......................................     100.0%           100.0%             100.0%
Cost of goods sold ................................      52.4             53.4               53.4
                                                        ------           ------              ------
Gross profit ......................................      47.6             46.6               46.6

Depreciation and amortization .....................       4.8              5.1                4.9
Other SG&A expenses ...............................      24.7             23.5               23.9
                                                         ----             ----              -----
SG&A expenses before special charges ..............      29.5             28.6               28.8
Special charges ...................................        --              2.5                2.6
                                                         ----             ----              -----
Total SG&A expenses ...............................      29.5             31.1               31.4
                                                         ----             ----              -----

Income from operations ............................      18.1             15.5               15.2
Interest expense, net .............................      (1.6)            (2.5)              (2.1)
                                                         ----             ----              -----

Income before taxes ...............................      16.5             13.0               13.1
Provision for income taxes ........................       4.8              3.8                3.8
                                                         ----             ----              -----

Net income ........................................      11.7              9.2                9.3
                                                         ====             ====              =====

       Six months ended September 30, 1999 (Actual) compared to six months ended September 30, 1998 (Pro Forma)

  The following discussion of the Company's results of operations for the six months ended September 30, 1999 compared to the six months ended September 30, 1998 is presented on a pro forma basis for the 1998 six-month period, assuming the Acquired Companies had been combined with the Company for the entire 1998 six-month period. The pro forma financial information is derived by applying pro forma adjustments to the historical financial statements of the Company and the Acquired Companies. The pro forma adjustments consist of (a) the elimination of certain revenues, cost of goods sold and royalty expense, (b) amortization of intangible assets, principally over 40 years, (c) incremental interest and other expenses and (d) applicable income tax effects. These pro forma results are not necessarily indicative of the results that would have occurred had the businesses been combined for the period indicated.

  Net revenue increased to $980,726 in the six months ended September 30, 1999 from $801,430 in the corresponding period of fiscal 1999, an improvement of 22.4%. This increase is due to increases in each of the Company's operating divisions, as outlined below.


                                   Six Months Ended September 30,
                                    ------------------------------
                                   1999                  1998              % Increase
                                ------------         --------------        ------------
Wholesale .....................   $817,896             $675,222               21.1 %
Retail ........................    133,150              101,050               31.8 %
Licensing .....................     29,680               25,158               18.0 %
                                  --------             --------               ------
Total .........................   $980,726             $801,430               22.4 %
                                  ========             ========               ======

  The Wholesale increase consists of increases in menswear sales of 3.3% (to $399,865 from $387,174), womenswear sales of 48.6% (to $273,267 from $183,901)
and childrenswear sales of 39.0% (to $144,764 from $104,147). Each of these improvements is due to volume increases which resulted primarily from increased sales to existing customers. The increased sales to existing customers is principally due to the expansion of the in-store shop and fixtured area program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured.

  The improvement in the Company's Retail division is due to an increase in the number of stores and an increase in sales at existing stores. At September 30, 1999, the Company operated 83 retail stores as compared to 74 stores at September 30, 1998. Retail stores opened since September 30, 1998 contributed $20,011 of net revenue during the six months ended September 30, 1999.

  Revenue from the Licensing division, which consists of third-party licensing royalties and buying agency commissions, increased principally due to a general increase in sales of existing licensed products and buying agency services. Of the increase, approximately $2,494 was due to products introduced under licenses entered into since September 30, 1998.

  Gross profit as a percentage of net revenue increased to 47.6% in the first six months of fiscal 2000 from 46.6% in the first six months of fiscal 1999. This increase is mainly due to better wholesale margins, particularly in menswear, where the Company sold less product through off-price channels than in the prior year. In addition, gross margin improved due to the favorable mix generated by the increase in the Retail division, which produces higher margins than the Wholesale division.

  Selling, general and administrative expenses, before the special charge described below, increased to 29.5% of net revenue in the first six months of fiscal 2000 from 28.6% of net revenue in the first six months of fiscal 1999. The increase in expenses to $288,992 in fiscal 2000 from $229,485 in fiscal 1999 is principally due to increased volume related expenses to support the higher revenue as well as increased depreciation and amortization. In addition, the Company incurred higher marketing and advertising costs to promote the brand and incurred expenses related to the start up of two new wholesale divisions, womens dress up and junior sportswear, which were the primary reasons for the increase as a percentage of net revenue.

  During the quarter ended June 30, 1998, the Company recorded a special charge for non-recurring expenses of $19,800, before income taxes, related to the Acquisition. This special charge consisted of provisions of $7,000 for the write-off of the fixed assets and operating leases of the Company's specialty stores, $7,000 for redundant MIS equipment, furniture, fixtures and other equipment, $3,800 for severance and other employee costs and $2,000 for the termination of certain vendor contracts.

  Interest expense, net of interest income, decreased to $16,286 in the first six months of fiscal 2000 from $20,244 in the corresponding period of last year. Interest expense includes interest on the debt incurred in connection with the Acquisition for both periods. The decrease from fiscal 1999 to fiscal 2000 is primarily due to improved cash flow and, therefore, lower net borrowing levels of both the Company and the Acquired Companies.

  The provision for income taxes decreased to 28.9% of income before taxes in the six-month period ended September 30, 1999 from 29.3% in the corresponding period last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject, including the effects of the special charges which were tax effected at a higher rate than the Company's weighted average tax rate in the six-month period ended September 30, 1998.

          Six months ended September 30, 1999 (Actual) compared to six months ended September 30, 1998 (Actual)

  Net revenue increased to $980,726 in the six months ended September 30, 1999 from $752,980 in the corresponding period of fiscal 1999, an improvement of 30.2%. This increase is due to increases in each of the Company's operating divisions, as outlined below.


                                    Six Months Ended September 30,
                                    ------------------------------
                                       1999                 1998            % Increase
                                    ------------        --------------     -------------
Wholesale .........................   $817,896              $625,239           30.8 %
Retail ............................    133,150               101,050           31.8 %
Licensing .........................     29,680                26,691           11.2 %
                                      --------              --------           ------
Total .............................   $980,726              $752,980           30.2 %
                                      ========              ========           ======

  The Wholesale increase is due to volume increases which resulted from the Acquisition and from increased sales to existing customers. The Acquisition related increase is principally attributed to the change in status of Pepe USA and TH Canada, which contributed to the Company in the form of wholesale revenue for the entire six-month period ended September 30, 1999, compared to a combination of royalty income and wholesale revenue (since the Acquisition) in the six-month period ended September 30, 1998. The increased sales to existing customers is principally due to the expansion of the in-store shop and fixtured area program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured. A comparison of Wholesale revenue components after adjusting for these changes is made in the previous section of Management's Discussion and Analysis.

  The improvement in the Company's Retail division is due to an increase in the number of stores and an increase in sales at existing stores. At September 30, 1999, the Company operated 83 retail stores as compared to 74 stores at September 30, 1998. Retail stores opened since September 30, 1998 contributed $20,011 of net revenue during the six months ended September 30, 1999.

  Revenue from the Licensing division, which consists of third-party licensing royalties and buying agency commissions, increased due to the incremental revenue associated with newly licensed products and a general increase in sales of existing licensed products and buying agency services. Approximately $2,494 of the fiscal 2000 revenue amount was due to products introduced under licenses entered into since September 30, 1998. Offsetting this increase, in part, was the inclusion of royalties from Pepe USA and TH Canada for a partial quarter in fiscal 1999. A comparison of licensing division revenue after adjusting for these changes is made in the previous section of Management's Discussion and Analysis.

  Gross profit as a percentage of net revenue increased to 47.6% in the first six months of fiscal 2000 from 46.6% in the first six months of fiscal 1999. This increase is mainly due to better wholesale margins, particularly in menswear, where the Company sold less product through off-price channels than in the prior year. In addition, gross margin improved due to the favorable mix generated by the increase in the Retail division, which produces higher margins than the Wholesale division.

  Selling, general and administrative expenses, before the special charge, increased to 29.5% of net revenue in the first six months of fiscal 2000 from 28.8% of net revenue in the first six months of fiscal 1999. The increase in expenses to $288,992 in fiscal 2000 from $217,102 in fiscal 1999 is principally due to increased volume related expenses to support the higher revenue as well as increased depreciation and amortization. In addition, the Company incurred higher marketing and advertising costs to promote the brand and incurred expenses related to the start up of two new wholesale divisions, womens dress up and junior sportswear. Included in selling, general and administrative expenses is goodwill amortization of $17,267 and $14,387 in the six months ended September 30, 1999 and 1998, respectively.

  The Company incurred interest expense, net of interest income, of $16,286 in the first six months of fiscal 2000 compared to $15,898 in the corresponding period of last year. Interest expense in the current year includes interest on the debt incurred in connection with the Acquisition for the full six-month period.

  The provision for income taxes decreased to 28.9% of income before taxes in the six-month period ended September 30, 1999 from 29.2% in the corresponding period last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject, including the effects of the special charges which were tax effected at a higher rate than the Company's weighted average tax rate in the six-month period ended September 30, 1998.

  Three Months Ended September 30

  The following table sets forth the Condensed Consolidated Statements of Operations data for the three months ended September 30, as a percentage of net revenue.


                                                                Three Months Ended
                                                                   September 30,
                                                                -------------------

                                                                 1999        1998
                                                                ---------  --------

Net revenue ..............................................       100.0 %    100.0 %
Cost of goods sold .......................................        52.1       53.5
                                                                  ----       ----
Gross profit .............................................        47.9       46.5

Depreciation and amortization ............................         4.2        4.3
Other SG&A expenses ......................................        23.1       22.4
                                                                  ----       ----
Total SG&A expenses ......................................        27.3       26.7
                                                                  ----       ----

Income from operations ...................................        20.6       19.8
Interest expense, net ....................................        (1.6)      (2.2)
                                                                  ----       ----

Income before taxes ......................................        19.0       17.6
Provision for income taxes ...............................         5.5        5.4
                                                                  ----       ----

Net income ...............................................        13.5       12.2
                                                                  ====       ====

       Three months ended September 30, 1999 compared to three months ended
          September 30, 1998

  Net revenue increased to $561,623 in the second quarter of fiscal 2000 from $465,324 in the corresponding quarter of fiscal 1999, an improvement of 20.7%. This increase is due to increases in each of the Company's operating divisions as outlined below.


                                     Three Months Ended September 30,
                                     --------------------------------
                                        1999                  1998            % Increase
                                     ------------        --------------     -------------
Wholesale ..........................  $464,315              $391,434           18.6 %
Retail .............................    81,027                59,815           35.5 %
Licensing ..........................    16,281                14,075           15.7 %
                                      --------              --------           ------
Total ..............................  $561,623              $465,324           20.7 %
                                      ========              ========           ======

  The Wholesale increase consists of increases in menswear sales of 1.0% (to $214,010 from $211,894), womenswear sales of 40.7% (to $158,074 from $112,384)
and childrenswear sales of 37.3% (to $92,231 from $67,156). Each of these improvements is due to volume increases which resulted primarily from increased
sales to existing customers.   The increased sales to existing customers is
principally due to the expansion of the in-store shop and fixtured area program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured.

  The improvement in the Company's Retail division is due to an increase in the number of stores and an increase in sales at existing stores. At September 30, 1999, the Company operated 83 retail stores as compared to 74 stores at September 30, 1998. Retail stores opened since September 30, 1998 contributed $13,893 of net revenue during the quarter ended September 30, 1999.

  Revenue from the Licensing division, which consists of licensing royalties and buying agency commissions, increased in part due to a general increase in sales of existing licensed products and buying agency services. Additionally, approximately $1,440 of the increase was due to products introduced under licenses entered into since September 30, 1998.

  Gross profit as a percentage of net revenue increased to 47.9% in the second quarter of fiscal 2000 from 46.5% in the second quarter of fiscal 1999. This increase is mainly due to better wholesale margins, particularly in menswear, where the Company sold less product through off-price channels than in the prior year. In addition, gross margin improved due to the favorable mix generated by the increase in the Retail division which produces higher margins than the Wholesale division.

  Selling, general and administrative expenses increased to 27.3% of net revenue in the second quarter of fiscal 2000 from 26.7% of net revenue in the second quarter of fiscal 1999. The increase in expenses to $153,725 in fiscal 2000 from $124,236 in fiscal 1999 is principally due to increased volume related expenses to support the higher revenue as well as increased depreciation and amortization. In addition, the Company incurred higher marketing and advertising costs to promote the brand and incurred expenses related to the start up of two new wholesale divisions, womens dress up and junior sportswear. The increase in expenses was partially offset by a $6.4 million settlement of a trademark infringement lawsuit with Wal-Mart Stores Inc.

  The Company incurred interest expense, net of interest income, of $8,526 in the second quarter of fiscal 2000 compared to $10,477 in the corresponding quarter of last year. The decrease from fiscal 1999 to fiscal 2000 is primarily due to improved cash flow and, therefore, lower net borrowing levels of both the Company and the Acquired Companies.

  The provision for income taxes has decreased to 28.9% of income before taxes in the quarter ended September 30, 1999 from 30.7% in the corresponding quarter last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject, partially offset by the effects of the $6.4 million settlement described above which was tax effected at a higher rate than the Company's weighted average tax rate.


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

  The Company's cash and cash equivalents balance increased from $241,950 at March 31, 1999 to $271,979 at September 30, 1999. This represented an overall increase of $30,029 due primarily to cash from operating activities partially offset by cash used in investing activities. A detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

  Capital expenditures were $59,014 during the six months ended September 30, 1999. Significant capital expenditures included additions related to the Company's in-store shop and fixtured area expansion programs as well as showrooms.

  At September 30, 1999, accrued expenses and other current liabilities included $68,607 of open letters of credit for inventory purchased. Additionally, at September 30, 1999, TH USA was contingently liable for unexpired bank letters of credit of $69,855 related to commitments of TH USA to suppliers for the purchase of inventories.

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

  The Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility which was borrowed by TH USA in connection with the Acquisition. The term loan bears interest at variable rates which, on a weighted average annual basis, amounted to 5.83% and 5.72% as of and for the period ended, September 30, 1999, respectively. The revolving credit facility, which accrues interest at varying interest rates, will be available for letters of credit, working capital and other general corporate purposes. There were no direct borrowings outstanding under the revolving credit facility at September 30, 1999. The Credit Facilities replaced the Company's secured revolving credit agreement, which had been in place since April 1, 1996.

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

  The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of September 30, 1999.

  The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions such as those associated with the Acquisition. No interest rate hedging contracts were in place as of September 30, 1999.

  There were no significant committed capital expenditures at September 30, 1999. The Company expects fiscal 2000 capital expenditures to approximate $130,000 to $150,000. The Company intends to fund such cash requirements for fiscal 2000 and future years from available cash balances, internally generated funds and available credit. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

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

  The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or transactions. These include the purchase of inventory, capital expenditures and the collection of certain foreign receivables. The Company enters into forward contracts with maturities of up to one year to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. No significant gain or loss was inherent in such contracts at September 30, 1999.

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

  The Company has used internal staff resources to accomplish most of this activity and the cost is within its original estimate of $500. Certain other costs, which are capitalized, represent investment in new hardware and software systems, the timing of which was planned to coincide with the integration of the Acquired Companies. Principal among these is an investment in new packaged financial systems software to which the Company and its major subsidiaries converted during 1999. Such costs represent only a nominal percentage of capital expenditures. The estimate of costs of the Year 2000 compliance effort and the timetable for internal Year 2000 modifications are management's best estimates. There can be no guarantee that these estimates will prove accurate and actual results could differ materially from the estimates. Based upon progress to date, however, the Company believes that it is unlikely that actual results would differ significantly from the estimates.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

  In the State Action, the demurrer of the defendants, including the Company, challenging the legal sufficiency of the complaint was heard by the Court but has not yet been ruled on. In the Federal Action, the Federal Court in Saipan transferred venue to the Federal Court in Hawaii. The defendants, including the Company, anticipate filing a writ of mandamus with the Court of Appeals to challenge this order. Because of the transfer of venue, the defendants' motion to dismiss the Federal Action has not yet been heard.

  Four defendants have entered into settlements with the plaintiffs in both actions, but the settlements of the Federal Action have not yet been submitted for the approval of the Federal Court.

  Shareholder Derivative Litigation.  On February 2, 1998, February 12, 1998 and
  ---------------------------------
February 17, 1998, three alleged holders of Ordinary Shares filed purported derivative actions in New York State Court on behalf of the Company against the members of the Board of Directors. The actions were later consolidated and an amended complaint was served on May 29, 1998. The amended complaint alleged that the Board's approval of the Acquisition constituted a breach of fiduciary duty and corporate waste, and sought equitable relief and damages in favor of the Company, and an award of fees to the plaintiffs' attorneys. On June 15, 1998, the Company and its directors moved to dismiss the consolidated action on several grounds. On December 9, 1998, the Court dismissed the action, ruling that the British Virgin Islands, the Company's place of incorporation, is the appropriate forum in which to litigate these derivative claims. In January 1999, the plaintiffs filed a notice of appeal with respect to the Court's ruling. On September 13, 1999, the parties stipulated to the withdrawal of the notice of appeal.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On November 1, 1999, the Company held its Annual Meeting of Shareholders at PricewaterhouseCoopers, The Financial Services Centre, Bishop's Court Hill, St. Michael, Barbados. There were a total of 94,773,808 Ordinary Shares entitled to vote, in person or by proxy, at the meeting.

  The following matters were voted upon and approved at the meeting:

  (i) the election of three directors to the Board of Directors of the Company for a term to expire at the 2002 Annual Meeting of Shareholders; and

  (ii) a proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's auditors for the fiscal year ending March 31, 2000.

  With respect to the election of the directors, the following votes were cast:

       Nominee                 For           Withheld Authority
       -------                 ---           ------------------

Silas K. F. Chou            81,933,892             698,655
Thomas J. Hilfiger          81,867,681             764,866
Joseph M. Adamko            82,172,677             459,870

  With respect to the ratification of PricewaterhouseCoopers LLP as auditors, a total of 82,546,073 votes were cast in favor of the proposal, 31,199 votes were cast against and 55,275 votes abstained.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  11.  Computation of Net Income Per Ordinary Share

  27.  Financial Data Schedule

(b)  Reports on Form 8-K

  The Company did not file any Current Reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                         Tommy Hilfiger Corporation


Date: November 10, 1999                  By: /s/  Joel J. Horowitz
      -----------------                           ----------------
                                                  Joel J. Horowitz
                                                  Chief Executive Officer and
                                                  President
                                                  Tommy Hilfiger Corporation


Date: November 10, 1999                  By: /s/  Joseph Scirocco
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