Form 10-Q
period 1999-12-31
HILFIGER TOMMY CORP
filed 2000-02-11
CIK 888747

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999
                                               -----------------

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

                                                Yes    X      No
                                                    -------      ------

      Ordinary Shares, $0.01 par value per share, outstanding as of January 31, 2000: 94,828,038

                           TOMMY HILFIGER CORPORATION
                               INDEX TO FORM 10-Q
                               December 31, 1999

PART I - FINANCIAL INFORMATION                                                                                        Page
                                                                                                                      ----
Item 1          Financial Statements
                Condensed Consolidated Statements of Operations for the three and nine months ended   December
                31, 1999 and 1998..............................................................................         3


                Condensed Consolidated Balance Sheets as of December 31, 1999 and March 31, 1999...............         4

                Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 1999
                and 1998.......................................................................................         5


                Condensed Consolidated Statements of Changes in Shareholders' Equity for the nine months
                ended December 31, 1999 and the year ended March 31, 1999......................................         6

                Notes to Condensed Consolidated Financial Statements...........................................         7

Item 2          Management's Discussion and Analysis of Financial Condition and Results of Operations..........        12

Item 3          Quantitative and Qualitative Disclosures About Market Risk.....................................        18

PART II - OTHER INFORMATION

Item 1         Legal Proceedings...............................................................................        19

Item 6         Exhibits and Reports on Form 8-K................................................................        19

Signatures.....................................................................................................        20

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                           TOMMY HILFIGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

(Unaudited)                                                   For the Nine Months Ended      For the Three  Months Ended
                                                                    December 31,                     December 31,
                                                              -------------------------         ----------------------
                                                                  1999           1998              1999          1998
                                                              ---------      ----------         --------      --------
Net revenue..............................................    $1,501,930      $1,216,213         $521,204      $463,233
Cost of goods sold.......................................       808,212         650,182          294,170       248,416
                                                             ----------      ----------         --------      --------


Gross profit.............................................       693,718         566,031          227,034       214,817

Depreciation and amortization............................        71,579          58,177           25,043        21,241
Other selling, general and administrative expenses.......       356,971         281,567          114,515       101,401
Special charges..........................................             -          19,800                -             -
                                                             ----------      ----------         --------      --------

Total selling, general and administrative expenses.......       428,550         359,544          139,558       122,642

Income from operations...................................       265,168         206,487           87,476        92,175

Interest expense.........................................        31,452          29,044           10,192        10,897
Interest income..........................................         8,621           3,632            3,647         1,383
                                                             ----------      ----------         --------      --------

Income before income taxes...............................       242,337         181,075           80,931        82,661

Provision for income taxes...............................        68,460          53,591           21,814        24,902
                                                             ----------      ----------         --------      --------

Net income...............................................    $  173,877      $  127,484         $ 59,117      $ 57,759
                                                             ==========      ==========         ========      ========


Earnings per share:

Basic earnings per share.................................         $1.84          $1.39            $0.62         $0.62
                                                             ==========      =========         ========      ========


Weighted average shares outstanding......................        94,606         91,614           94,791        93,888
                                                             ==========      =========         ========      ========


Diluted earnings per share...............................         $1.81          $1.38            $0.62         $0.61
                                                             ==========      =========         ========      ========


Weighted average shares and share equivalents outstanding        95,844         92,590           95,293        94,556
                                                             ==========      =========         ========      ========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

(Unaudited)                                                           As of                  As of
                                                                   December 31,             March 31,
                                                                      1999                    1999
                                                                   ----------             ------------
Assets
Current assets
Cash and cash equivalents..........................................$  399,257             $  241,950
Accounts receivable................................................   113,374                186,640
Inventories........................................................   238,499                222,928
Other current assets...............................................    88,182                 48,638
                                                                   ----------             ----------

Total current assets...............................................   839,312                700,156

Property and equipment, at cost, less accumulated
depreciation and amortization......................................   282,499                228,294
Intangible assets, net of accumulated amortization................. 1,248,355              1,275,485
Other assets.......................................................     3,187                  2,685
                                                                   ----------             ----------

Total Assets.......................................................$2,373,353             $2,206,620
                                                                   ==========             ==========

Liabilities and Shareholders' Equity
Current liabilities
Short-term borrowings..............................................$      225             $    1,234
Current portion of long-term debt..................................    47,500                 40,000
Accounts payable...................................................    16,840                 27,310
Accrued expenses and other current liabilities.....................   215,405                188,606
                                                                   ----------             ----------

Total current liabilities..........................................   279,970                257,150

Long-term debt.....................................................   571,839                609,245
Deferred tax liability.............................................   238,330                242,546
Other liabilities..................................................     3,901                  5,430
Shareholders' equity
Preference Shares, $0.01 par value-shares authorized 5,000,000;
none issued........................................................         -                      -
Ordinary Shares, $0.01 par value-shares authorized 150,000,000;
issued and outstanding 94,828,038 and 94,324,088, respectively.....       948                    943
Capital in excess of par value.....................................   584,893                572,809
Retained earnings..................................................   692,789                518,912
Accumulated other comprehensive income (loss)......................       683                   (415)
                                                                   ----------             ----------

Total shareholders' equity......................................... 1,279,313              1,092,249
                                                                   ----------             ----------

Commitments and contingencies

Total Liabilities and Shareholders' Equity.........................$2,373,353             $2,206,620
                                                                   ==========             ==========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

(Unaudited)                                                                                    For the Nine Months Ended
                                                                                                      December 31,
                                                                                      ---------------------------------------------
                                                                                           1999                          1998
                                                                                      -------------                  --------------
Cash flows from operating activities
Net income....................................................................             $173,877                       $ 127,484

Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization.................................................               72,541                          58,594
Deferred taxes................................................................              (33,117)                         (4,083)
Provision for special charges.................................................                    -                          19,800
Write-off of property and equipment...........................................                    -                             379
Changes in operating assets and liabilities
Decrease (increase) in assets
Accounts receivable...........................................................               73,266                          15,977
Inventories...................................................................              (15,571)                        (20,896)
Other assets..................................................................               (9,913)                         14,573
Increase (decrease) in liabilities
Accounts payable..............................................................              (10,470)                        (11,573)
Accrued expenses and other liabilities........................................               15,469                          (8,129)
                                                                                   ----------------                ----------------
Net cash provided by operating activities.....................................              266,082                         192,126
                                                                                   ----------------                ----------------

Cash flows from investing activities
Purchases of property and equipment...........................................              (87,773)                        (57,483)
Acquisition of businesses, net of cash acquired...............................                    -                        (736,508)
                                                                                   ----------------                ----------------
Net cash used in investing activities.........................................              (87,773)                       (793,991)
                                                                                   ----------------                ----------------

Cash flows from financing activities
Proceeds from issuance of long-term debt......................................                    -                         649,151
Payments on long-term debt....................................................              (30,000)                        (10,000)
Proceeds from the exercise of employee stock options..........................                8,909                          11,435
Short-term bank borrowings (repayments).......................................               (1,009)                        (15,025)
Other.........................................................................                1,098                            (863)
                                                                                   ----------------                ----------------
Net cash (used in) provided by financing activities...........................              (21,002)                        634,698
                                                                                   ----------------                ----------------

Net increase in cash..........................................................              157,307                          32,833
Cash and cash equivalents, beginning of period................................              241,950                         157,051
                                                                                   ----------------                ----------------

Cash and cash equivalents, end of period......................................             $399,257                       $ 189,884
                                                                                   ================                ================


     See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                Capital in                            Accumulated
                                                                  excess                                 other           Total
                                              Ordinary            of par            Retained          comprehensive   shareholders'
                                               shares              value            earnings          income (loss)      equity
                                           --------------      -------------      -------------      --------------   -----------
C>
Balance, March 31, 1998..................            $752           $173,040           $345,195           $   75       $  519,062
Net income...............................               -                  -            173,717                -          173,717
Foreign currency translation.............               -                  -                  -             (490)            (490)
Issuance of shares in connection
with the Acquisition.....................             180            377,335                  -                -          377,515
Exercise of employee stock options.......              11             15,169                  -                -           15,180
Tax benefits from exercise of stock
options..................................               -              7,265                  -                -            7,265
                                           --------------      -------------      -------------      -----------       ----------

Balance, March 31, 1999..................             943            572,809            518,912             (415)       1,092,249
Net income...............................               -                  -            173,877                -          173,877
Foreign currency translation.............               -                  -                  -            1,098            1,098
Exercise of employee stock options.......               5              8,904                  -                -            8,909
Tax benefits from exercise of stock
options..................................               -              3,180                  -                -            3,180
                                           --------------      -------------      -------------      -----------       ----------

Balance, December 31, 1999 (Unaudited)...            $948           $584,893           $692,789           $  683       $1,279,313
                                           ==============      =============      =============      ===========       ==========

  Comprehensive income consists of net income and foreign currency translation and totaled $173,227 for the fiscal year ended March 31, 1999 and $174,975 for the nine months ended December 31, 1999.

     See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (dollar amounts in thousands, except per share amounts)


Note 1 - Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared by Tommy Hilfiger Corporation ("THC" or the "Company"; unless the context indicates otherwise, all references to the "Company" include THC and its subsidiaries) in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company's Annual Report as filed with the Securities and Exchange Commission on Form 10-K (the "Form 10-K"). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassed to conform with current year presentation.

  Operating results for the nine-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

  The financial statements as of and for the nine-month and the three-month periods ended December 31, 1999 and 1998 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 1999, as presented, has been prepared from the Consolidated Balance Sheet as of March 31, 1999 included in the Company's Form 10-K.

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

  Purchase price allocation

  The Acquisition has been accounted for as a purchase and, accordingly, the operating results of the Acquired Companies are included in the consolidated results of the Company from the date of the Acquisition. The purchase price has been allocated as follows:

Cash...................................................................             $   19,252
Accounts receivable....................................................                 57,343
Inventory..............................................................                 67,723
Other current assets...................................................                 13,359
Property and equipment.................................................                 49,212
Intangible assets, including goodwill..................................              1,307,376
Other assets...........................................................                  1,075
Short-term bank borrowings.............................................                (15,965)
Accounts payable.......................................................                (17,183)
Accrued expenses and other current liabilities.........................                (51,457)
Long-term debt.........................................................                (10,000)
Deferred tax liability.................................................               (252,320)
Other liabilities......................................................                 (2,176)
                                                                            ------------------

Total purchase price...................................................             $1,166,239
                                                                            ==================

  Pro forma results

  The pro forma combined condensed results of operations of the Company and the Acquired Companies for the nine months ended December 31, 1998, after giving effect to certain pro forma adjustments, are as follows:

                                                               Nine Months Ended
                                                               December 31, 1998
                                                               -----------------
Net revenue..........................................               $1,264,663

Gross profit.........................................                  588,222

Income from operations...............................                  216,295

Net income...........................................                  131,217

Diluted earnings per share...........................               $     1.39

Weighted average shares and share
equivalents outstanding..............................                   94,578

  The pro forma net income and diluted earnings per share, before special, acquisition-related charges of $19,800 taken in the quarter ended June 30, 1998, for the nine months ended December 31, 1998 were as follows:

                                                             Nine Months Ended
                                                             December 31, 1998
                                                             -----------------
Net income...........................................             $143,097

Diluted earnings per share...........................             $   1.51

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

Note 4 - Inventories

  Substantially all inventories are comprised of finished goods.


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

  Borrowings under the term loan facility bear interest at varying rates which, on a weighted average annual basis, amounted to 6.50% and 5.89% as of and for the nine-month period ended, December 31, 1999, respectively. Borrowings under the term loan facility are repayable in quarterly installments as follows:
$40,000 in the 12-month period ending March 31, 2000, $50,000 in each of the next two succeeding 12-month periods and $60,000 in the next succeeding 12-month period.

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

  The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of December 31, 1999.

Note 6 - Summarized Financial Information

  The following presents summarized financial information of TH USA, a wholly owned subsidiary of THC, and its consolidated subsidiaries, as of December 31, 1999 and March 31, 1999 and for each of the nine months and three months ended December 31, 1999 and 1998. TH USA is the issuer and THC is the guarantor of the Notes. The Company has not presented separate financial statements and other disclosures concerning TH USA because management has determined that such information is not material to holders of the Notes.


                                                                        December 31, 1999                     March 31, 1999
                                                                     --------------------------           -----------------------

Current assets...............................................                 $  616,415                         $  595,819
Noncurrent assets............................................                  1,507,301                          1,478,790
Current liability due to THC.................................                     32,126                             26,494
Other current liabilities....................................                    265,784                            240,851
Noncurrent liability due to THC..............................                    751,791                            801,511
Other noncurrent liabilities.................................                    813,303                            852,329

                                                      Nine Months Ended                         Three Months Ended
                                                         December 31,                               December 31,
                                           ------------------------------------         ------------------------------------
                                                 1999                 1998                    1999                  1998
                                           ---------------      ---------------         --------------          ------------
Net revenue.............................        $1,493,510           $1,208,205               $518,547            $460,819
Gross profit............................           664,612              542,395                216,838             206,396
Net income..............................           106,190               59,922                 36,786              20,538

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


                                               Wholesale                 Retail                 Licensing              Total
                                             -------------             -----------             ------------         -----------
Nine Months Ended December 31, 1999
-----------------------------------
Total segment revenue..................         $1,225,611                $230,549                  $90,145         $1,546,305
Segment profit.........................            220,556                  64,258                   58,334            343,148
Depreciation and amortization
included in segment profits............             32,820                   6,880                      882             40,582

Nine Months Ended December 31, 1998
-----------------------------------
Total segment revenue..................         $1,000,716                $173,215                  $80,129         $1,254,060
Segment profits........................            211,533                  39,136                   48,567            299,236
Depreciation and amortization
included in segment profits............             20,893                   5,945                      791             27,629

                                          Wholesale               Retail               Licensing            Total
                                         ------------        ---------------       ---------------       ----------
Three Months Ended December 31, 1999
------------------------------------
Total segment revenue.................       $407,715             $97,399               $29,551            $534,665
Segment profits.......................         52,819              30,847                16,847             100,513
Depreciation and amortization
included in segment profits...........         11,575               2,436                   300              14,311

Three Months Ended December 31, 1998
------------------------------------
Total segment revenue.................       $375,475             $72,165               $27,442            $475,082
Segment profits.......................         80,511              15,628                16,494             112,633
Depreciation and amortization
included in segment profits...........          7,607               1,893                   253               9,753

  Licensing segment profits include $6,400 from a settlement of a trademark infringement lawsuit with Wal-Mart Stores Inc. during the quarter ended September 30, 1999.

  A reconciliation of total segment revenue to consolidated net revenue is as follows:

                                                      Nine Months Ended                             Three Months Ended
                                                          December 31,                                   December 31,
                                             --------------------------------------           ----------------------------------
                                                   1999                   1998                     1999                 1998
                                             ---------------        ---------------           -------------        -------------
Total segment revenue....................         $1,546,305             $1,254,060                $534,665             $475,082
Intercompany revenue.....................             44,375                 37,847                  13,461               11,849
                                             ---------------        ---------------           -------------        -------------
Consolidated net revenue.................         $1,501,930             $1,216,213                $521,204             $463,233
                                             ===============        ===============           =============        =============

  Intercompany revenue represents buying agency commissions from consolidated subsidiaries.

  A reconciliation of total segment profits to consolidated income before income taxes is as follows:

                                                             Nine Months Ended                            Three Months Ended
                                                                 December 31,                                 December 31,
                                                     ----------------------------------           ----------------------------------
                                                          1999                 1998                    1999                 1998
                                                     -------------        -------------           -------------        -------------
Segment profits....................................       $343,148             $299,236                $100,513             $112,633
Corporate expenses not allocated...................         77,980               72,949                  13,037               20,458
Special charge.....................................              -               19,800                       -                    -
Interest expense, net..............................         22,831               25,412                   6,545                9,514
                                                     -------------        -------------           -------------         ------------
Consolidated income before income taxes............       $242,337             $181,075                $ 80,931             $ 82,661
                                                     =============        =============           =============         ============

  The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Note 8 - Subsequent Event

  On February 2, 2000, the Company announced that it expects to incur special charges in connection with the relocation of its existing Flagship stores in Beverly Hills, CA and London, England and the postponement of the planned launch of the women's dress-up division. These charges will consist primarily of the write-down of fixed assets, estimated lease termination costs and employee costs. The Company will record the charges, a large portion of which are expected to be non-cash, in its fiscal quarter ending March 31, 2000. The actual amount of the charges will be dependent upon facility appraisals,
contractual negotiations and further study.   Preliminary estimates of the
charges range up to $65,000 on a pre-tax basis, or up to $0.50 per diluted share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (dollar amounts in thousands)

General

  In May 1998, the Company acquired its licensed jeanswear, womenswear and Canadian businesses for an aggregate purchase price of $755,760 in cash plus 18,091,860 Ordinary Shares of the Company. The cash portion of the purchase price was funded through a combination of cash on hand, the issuance of debt securities in a public offering, and bank borrowings. The Company has included the results of the Acquired Companies in its consolidated statements of operations from the date of the Acquisition. Because of the significance of the Acquired Companies, Management's Discussion and Analysis for the nine-month period ended December 31, 1998 is presented on both a pro forma and an actual basis.

Results of Operations

  Nine Months Ended December 31

  The following table sets forth the Condensed Consolidated Statements of Operations data as well as the Pro Forma Statements of Operations data (which are disclosed in Note 3 to the Condensed Consolidated Financial Statements) for the nine months ended December 31, as a percentage of net revenue.


                                                                         Nine Months Ended December 31,
                                                        ---------------------------------------------------------------
                                                          1999                          1998                   1998
                                                        ----------             ----------------------        ----------
                                                          Actual                     Pro Forma                 Actual
                                                        ----------             ----------------------        ----------
Net revenue.........................................         100.0%                        100.0%                 100.0%
Cost of goods sold..................................          53.8                          53.5                   53.5
                                                        ----------                    ----------             ----------
Gross profit........................................          46.2                          46.5                   46.5

Depreciation and amortization.......................           4.8                           4.9                    4.8
Other SG&A expenses.................................          23.7                          22.9                   23.1
                                                        ----------                    ----------             ----------
SG&A expenses before special charges................          28.5                          27.8                   27.9
Special charges.....................................             -                           1.6                    1.6
                                                        ----------                    ----------             ----------
Total SG&A expenses.................................          28.5                          29.4                   29.5
                                                        ----------                    ----------             ----------


Income from operations..............................          17.7                          17.1                   17.0
Interest expense, net...............................           1.6                           2.4                    2.1
                                                        ----------                    ----------             ----------


Income before taxes.................................          16.1                          14.7                   14.9
Provision for income taxes..........................           4.5                           4.3                    4.4
                                                        ----------                    ----------             ----------


Net income..........................................          11.6                          10.4                   10.5
                                                        ==========                    ==========             ==========



       Nine months ended December 31, 1999 (Actual) compared to nine months ended December 31, 1998 (Pro Forma)

  The following discussion of the Company's results of operations for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998 is presented on a pro forma basis for the 1998 nine-month period, assuming the Acquired Companies had been combined with the Company for the entire 1998 nine-month period. The pro forma financial information is derived by applying pro forma adjustments to the historical financial statements of the Company and the Acquired Companies. The pro forma adjustments consist of (a) the elimination of certain revenues, cost of goods sold and royalty expense, (b) amortization of intangible assets, principally over 40 years, (c) incremental interest and other expenses and (d) applicable income tax effects. These pro forma results are not necessarily indicative of the results that would have occurred had the businesses been combined for the period indicated.

  Net revenue increased to $1,501,930 in the nine months ended December 31, 1999 from $1,264,663 in the corresponding period of fiscal 1999, an improvement of 18.8%. This increase is due to increases in each of the Company's operating divisions, as outlined below.

                                      Nine Months Ended December 31,
                                  -----------------------------------------
                                                                                           %
                                         1999                     1998                Increase
                                  ----------------         ----------------           --------

Wholesale.....................          $1,225,611               $1,050,697              16.6 %
Retail........................             230,549                  173,215              33.1 %
Licensing.....................              45,770                   40,751              12.3 %
                                       -----------              -----------             ------
Total.........................          $1,501,930               $1,264,663              18.8 %
                                       ===========              ===========             ======


  The Wholesale increase consists of increases in womenswear sales of 43.7% (to $422,962 from $294,276) and childrenswear sales of 45.5% (to $225,580 from $154,996) offset, in part, by a decrease in menswear sales of 4.1% (to $577,069 from $601,425). The improvements in womenswear and childrenswear are due to volume increases which resulted primarily from increased sales to existing customers. The increased sales to existing customers is principally due to the expansion of the in-store shop and fixtured area program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured. The decrease in menswear sales is due to price adjustments caused by the promotional environment of department stores where the Company's products are sold particularly during the Holiday selling season. In addition, the Company sold less product through off-price channels than in the prior year.

  The improvement in the Company's Retail division is due to an increase in the number of stores and an increase in sales at existing stores. At December 31, 1999, the Company operated 90 retail stores as compared to 82 stores at December 31, 1998. Retail stores opened since December 31, 1998 contributed $31,878 of net revenue during the nine months ended December 31, 1999.

  Revenue from the Licensing division, which consists of third-party licensing royalties and buying agency commissions, increased principally due to a general increase in sales of existing licensed products and buying agency services. Of the increase, approximately $1,030 was due to products introduced under licenses entered into since December 31, 1998.

  Gross profit as a percentage of net revenue decreased to 46.2% in the first nine months of fiscal 2000 from 46.5% in the first nine months of fiscal 1999. This decrease is mainly due to reduced wholesale margins caused by the promotional environment of department stores, principally during the holiday selling season. Wholesale gross margin declines were offset partially by increased sales in the Retail division, which produce higher margins than the Wholesale division.

  Selling, general and administrative expenses, before the special charge described below, increased to 28.5% of net revenue in the first nine months of fiscal 2000 from 27.8% of net revenue in the first nine months of fiscal 1999. The increase in expenses to $428,550 in fiscal 2000 from $352,127 in fiscal 1999 is principally due to increased volume related expenses to support the higher revenue as well as increased depreciation and amortization. In addition, in the fiscal 2000 period, the Company incurred higher marketing and advertising costs to promote the brand and incurred expenses related to the start up of the womens dress-up and junior sportswear divisions. These expenses were also the primary reasons for the increase as a percentage of net revenue.

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

  Interest expense, net of interest income, decreased to $22,831 in the first nine months of fiscal 2000 from $29,758 in the corresponding period of last year. Interest expense includes interest on the debt incurred in connection with the Acquisition for both periods. The decrease from fiscal 1999 to fiscal 2000 is primarily due to improved cash flow and, therefore, lower net borrowing levels of both the Company and the Acquired Companies.

  The provision for income taxes decreased to 28.2% of income before taxes in the nine-month period ended December 31, 1999 from 29.7% in the corresponding period last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject, offset by the effects of the special charges which were tax effected at a higher rate than the Company's weighted average tax rate in the nine-month period ended December 31, 1998.

          Nine months ended December 31, 1999 (Actual) compared to nine months ended December 31, 1998 (Actual)

  Net revenue increased to $1,501,930 in the nine months ended December 31, 1999 from $1,216,213 in the corresponding period of fiscal 1999, an improvement of 23.5%. This increase is due to increases in each of the Company's operating divisions, as outlined below.

                                      Nine Months Ended December 31,
                                  -----------------------------------------
                                                                                           %
                                          1999                     1998               Increase
                                  ----------------         ----------------         ----------

Wholesale.....................          $1,225,611               $1,000,716              22.5 %
Retail........................             230,549                  173,215              33.1 %
Licensing.....................              45,770                   42,282               8.2 %
                                       -----------              -----------             ------
Total.........................          $1,501,930               $1,216,213              23.5 %
                                       ===========              ===========             ======


  The Wholesale increase is due to volume increases which resulted from the Acquisition and from increased sales to existing customers. The Acquisition related increase is principally attributed to the change in status of Pepe USA and TH Canada, which contributed to the Company in the form of wholesale revenue for the entire nine-month period ended December 31, 1999, compared to a combination of royalty income and wholesale revenue (since the Acquisition) in the nine-month period ended December 31, 1998. The increased sales to existing customers is principally due to the expansion of the in-store shop and fixtured area program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured. A comparison of Wholesale revenue components after adjusting for these changes is made in the previous section of Management's Discussion and Analysis.

  The improvement in the Company's Retail division is due to an increase in the number of stores and an increase in sales at existing stores. At December 31, 1999, the Company operated 90 retail stores as compared to 82 stores at December 31, 1998. Retail stores opened since December 31, 1998 contributed $31,878 of net revenue during the nine months ended December 31, 1999.

  Revenue from the Licensing division, which consists of third-party licensing royalties and buying agency commissions, increased due to the incremental revenue associated with newly licensed products and a general increase in sales of existing licensed products and buying agency services. Approximately $1,030 of the fiscal 2000 revenue amount was due to products introduced under licenses entered into since December 31, 1998. Offsetting this increase, in part, was the inclusion of royalties from Pepe USA and TH Canada for a partial quarter in fiscal 1999. A comparison of licensing division revenue after adjusting for these changes is made in the previous section of Management's Discussion and Analysis.

  Gross profit as a percentage of net revenue decreased to 46.2% in the first nine months of fiscal 2000 from 46.5% in the first nine months of fiscal 1999. This decrease is mainly due to reduced wholesale margins caused by the promotional environment of department stores, principally during the holiday selling season. Wholesale gross margin declines were offset partially by increased sales in the Retail division, which produce higher margins than the Wholesale division.

  Selling, general and administrative expenses, before the special charge, increased to 28.5% of net revenue in the first nine months of fiscal 2000 from 27.9% of net revenue in the first nine months of fiscal 1999. The increase in expenses to $428,550 in fiscal 2000 from $339,744 in fiscal 1999 is principally due to increased volume related expenses to support the higher revenue as well as increased depreciation and amortization. In addition, in the fiscal 2000 period, the Company incurred higher marketing and advertising costs to promote the brand and incurred expenses related to the start up of the womens dress-up and junior sportswear divisions. These expenses were also the primary reasons for the increase as a percentage of net revenue.

  The Company incurred interest expense, net of interest income, of $22,831 in the first nine months of fiscal 2000 compared to $25,412 in the corresponding period of last year. Interest expense in the current year includes interest on the debt incurred in connection with the Acquisition for the full nine-month period. The decrease from fiscal 1999 to fiscal 2000 is primarily due to improved cash flow and, therefore, lower net borrowing levels of both the Company and the Acquired Companies.

  The provision for income taxes decreased to 28.2% of income before taxes in the nine-month period ended December 31, 1999 from 29.6% in the corresponding period last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject, offset by the effects of the special charges which were tax effected at a higher rate than the Company's weighted average tax rate in the nine-month period ended December 31, 1998.

  Three Months Ended December 31

  The following table sets forth the Condensed Consolidated Statements of Operations data for the three months ended December 31, as a percentage of net revenue.

                                                                         Three Months Ended
                                                                             December 31,
                                                                  -----------------------------------
                                                                       1999                     1998
                                                                  ----------               ----------
Net revenue.........................................                   100.0%                   100.0%
Cost of goods sold..................................                    56.4                     53.6
                                                                  ----------               ----------
Gross profit........................................                    43.6                     46.4

Depreciation and amortization.......................                     4.8                      4.6
Other SG&A expenses.................................                    22.0                     21.9
                                                                  ----------               ----------
Total SG&A expenses.................................                    26.8                     26.5
                                                                  ----------               ----------


Income from operations..............................                    16.8                     19.9
Interest expense, net...............................                     1.3                      2.1
                                                                  ----------               ----------


Income before taxes.................................                    15.5                     17.8
Provision for income taxes..........................                     4.2                      5.3
                                                                  ----------               ----------


Net income..........................................                    11.3                     12.5
                                                                  ==========               ==========


       Three months ended December 31, 1999 compared to three months ended
          December 31, 1998

  Net revenue increased to $521,204 in the third quarter of fiscal 2000 from $463,233 in the corresponding quarter of fiscal 1999, an improvement of 12.5%. This increase is due to increases in each of the Company's operating divisions as outlined below.

                                            Three Months Ended
                                               December 31,
                                  -----------------------------------------
                                                                                           %
                                         1999                      1998               Increase
                                  --------------           ----------------         ----------

Wholesale.....................          $407,715                   $375,475               8.6 %
Retail........................            97,399                     72,165              35.0 %
Licensing.....................            16,090                     15,593               3.2 %
                                  --------------           ----------------         ----------
Total.........................          $521,204                   $463,233              12.5 %
                                  ==============           ================         ==========

  The Wholesale increase consists of increases in womenswear sales of 35.6% (to $149,695 from $110,375) and childrenswear sales of 58.9% (to $80,816 from $50,849) offset, in part, by a decrease in menswear sales of 17.3% (to $177,204 from $214,251). The improvements in womenswear and childrenswear are due to volume increases which resulted primarily from increased sales to existing customers. The increased sales to existing customers is principally due to the expansion of the in-store shop and fixtured area program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured. The decrease in menswear sales is due to price adjustments caused by the promotional environment of department stores where the Company's products are sold. In addition, the Company sold less product through off-price channels than in the prior year.

  The improvement in the Company's Retail division is due to an increase in the number of stores and an increase in sales at existing stores. At December 31, 1999, the Company operated 90 retail stores as compared to 82 stores at December 31, 1998. Retail stores opened since December 31, 1998 contributed $21,884 of net revenue during the quarter ended December 31, 1999.

  Revenue from the Licensing division, which consists of licensing royalties and buying agency commissions, increased mainly due to products introduced under licenses entered into since December 31, 1998.

  Gross profit as a percentage of net revenue decreased to 43.6% in the third quarter of fiscal 2000 from 46.4% in the third quarter of fiscal 1999. This decrease is mainly due to reduced wholesale margins caused by the promotional department store environment mentioned above, offset partially by an improvement due to the favorable mix generated by the increase in the Retail division, which produces higher margins than the Wholesale division.

  Selling, general and administrative expenses increased to 26.8% of net revenue in the third quarter of fiscal 2000 from 26.5% of net revenue in the third quarter of fiscal 1999. The increase in expenses to $139,558 in fiscal 2000 from $122,642 in fiscal 1999 is principally due to increased volume related expenses to support the higher revenue as well as increased depreciation and amortization. In addition, in the fiscal 2000 period, the Company incurred higher marketing and advertising costs, to promote the brand and incurred expenses related to the start up of the womens dress-up and junior sportswear divisions.

  The Company incurred interest expense, net of interest income, of $6,545 in the third quarter of fiscal 2000 compared to $9,514 in the corresponding quarter of last year. The decrease from fiscal 1999 to fiscal 2000 is primarily due to improved cash flow and, therefore, lower net borrowing levels.

  The provision for income taxes decreased to 27.0% of income before taxes in the quarter ended December 31, 1999 from 30.1% in the corresponding quarter last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject.


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

  The Company's cash and cash equivalents balance increased from $241,950 at March 31, 1999 to $399,257 at December 31, 1999. This represented an overall increase of $157,307 due primarily to cash from operating activities partially offset by cash used in investing activities. A detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

  Capital expenditures were $87,773 during the nine months ended December 31, 1999. Significant capital expenditures included additions related to the Company's in-store shop and fixtured area expansion programs as well as showrooms.

  At December 31, 1999, accrued expenses and other current liabilities included $68,325 of open letters of credit for inventory purchased. Additionally, at December 31, 1999, TH USA was contingently liable for unexpired bank letters of credit of $85,399 related to commitments of TH USA to suppliers for the purchase of inventories.

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

  The Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility which was borrowed by TH USA in connection with the Acquisition. The term loan bears interest at variable rates which, on a weighted average annual basis, amounted to 6.50% and 5.89% as of and for the nine-month period ended, December 31, 1999, respectively. The revolving credit facility, which accrues interest at varying interest rates, will be available for letters of credit, working capital and other general corporate purposes. There were no direct borrowings outstanding under the revolving credit facility at December 31, 1999. The Credit Facilities replaced the Company's secured revolving credit agreement, which had been in place since April 1, 1996.

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

  The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of December 31, 1999.

  The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions such as those associated with the Acquisition. No interest rate hedging contracts were in place as of December 31, 1999.

  There were no significant committed capital expenditures at December 31, 1999. The Company expects fiscal 2000 capital expenditures to approximate $130,000 to $150,000. The Company intends to fund such cash requirements for fiscal 2000 and future years from available cash balances, internally generated funds and available credit. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

Subsequent Event

  On February 2, 2000, the Company announced that it expects to incur special charges in connection with the relocation of its existing Flagship stores in Beverly Hills, CA and London, England and the postponement of the planned launch of the women's dress-up division. These charges will consist primarily of the write-down of fixed assets, estimated lease termination costs and employee costs. The Company will record the charges, a large portion of which are expected to be non-cash, in its fiscal quarter ending March 31, 2000. The actual amount of the charges will be dependent upon facility appraisals,
contractual negotiations and further study.   Preliminary estimates of the
charges range up to $65,000 on a pre-tax basis, or up to $0.50 per diluted share.

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

  The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or transactions. These include the purchase of inventory, capital expenditures and the collection of certain foreign receivables. The Company enters into forward contracts with maturities of up to one year to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. No significant gain or loss was inherent in such contracts at December 31, 1999.

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

Year 2000

  During the year ended March 31, 1998, the Company initiated a comprehensive program to evaluate and address the impact of the year 2000 on its operations and those of the Acquired Companies in order to ensure that its computer systems properly recognize calendar year 2000. This program included steps to identify each item or element that would require date code remediation and make appropriate modifications to ensure a seamless transition to the year 2000. The Company completed its internal date remediation program in the second quarter of fiscal 2000 and the final testing phase of this program during the third quarter within its original estimate of $500.

  The Company also corresponded with significant suppliers, customers, transportation carriers and general service providers whose computer systems' functionality could impact the Company and in particular its ability to schedule forward production and procurement of merchandise from suppliers and to fulfill customer orders. These communications facilitated coordination of Year 2000 conversions.

  Activity since December 31, 1999 confirms that all systems, hardware, and relationships with suppliers, customers, transportation carriers and general service providers, continue to function without problems related to the year 2000.

  The foregoing commentary should be considered to fall within the coverage of the "Safe Harbor Statement" under the Private Securities Litigation Reform Act of 1995 included in this report.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are indicated by words or phrases such as "anticipate," "estimate," "project," "expect," "believe" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the overall level of consumer spending on apparel, the financial strength of the retail industry generally and the Company's customers in particular, changes in trends in the market segments in which the Company competes, actions of existing or new competitors and changes in economic or political conditions in the markets where the Company sells or sources its products, as well as other risks and uncertainties set forth in the Company's publicly-filed documents, including its Annual Report on Form 10-K for the fiscal year ended March 31, 1999. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.


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

  In the State Action, the demurrer of the defendants, including the Company, challenging the legal sufficiency of the complaint was heard and denied by the Court. The defendants have now moved for the Court to implement a case management order. The Company has secured extensions from the plaintiffs to answer the complaint in the State Court action and respond to discovery.

  In the Federal Action, the Federal Court in Los Angeles transferred venue to the District of Hawaii. The defendants, including the Company, filed a writ of mandamus with the Ninth Circuit Court of Appeals challenging this order. The writ of mandamus was denied by the Court of Appeals without comment. A case scheduling conference will be held by the Court on February 15, 2000. The motion to dismiss the Federal Action filed by the defendants, including the Company, is fully briefed, but has not yet been decided by the Court.

  Several defendants have entered into settlements with the plaintiffs in both actions, but the settlements of the Federal Action have not yet been submitted for approval to the Federal Court.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  10. Stock Option Plans of the Company and its subsidiaries, as amended and restated (previously filed as Exhibits 4.1 and 4.2 with Registration No. 333-96011 and incorporated herein by reference).

  11.  Computation of Net Income Per Ordinary Share

  27.  Financial Data Schedule

(b)  Reports on Form 8-K

  The Company did not file any Current Reports on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                 Tommy Hilfiger Corporation


Date: February 11, 2000          By: /s/  Joel J. Horowitz
      -----------------                   --------------------------
                                          Joel J. Horowitz
                                          Chief Executive Officer and President
                                          Tommy Hilfiger Corporation


Date: February 11, 2000          By: /s/  Joseph Scirocco
      -----------------                   --------------------------
                                          Joseph Scirocco
                                          Principal Accounting Officer
                                          Tommy Hilfiger Corporation

                                 EXHIBIT INDEX


Exhibit
Number                      Description
------                      -----------


10. Stock Option Plans of the Company and its subsidiaries, as amended and restated (previously filed as Exhibit 4.1 and 4.2 with Registration No. 333-96011 and incorporated herein by reference).

11.     Computation of Net Income Per Ordinary Share

27.     Financial Data Schedule