Form 10-K405
period 2000-03-31
HILFIGER TOMMY CORP
filed 2000-06-28
CIK 888747

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended March 31, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No  __
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price on May 31, 2000: Ordinary Shares, $.01
                                                         ----------------------
Par Value - $528,325,690
------------------------

The number of shares outstanding of the registrant's stock as of May 31, 2000:
Ordinary Shares, $.01 Par Value - 92,947,038 shares.
---------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

Item                                                                      Page
------------------------------------------------------------------------------
                                    PART I
Item 1.    Business......................................................   3
Item 2.    Properties....................................................  12
Item 3.    Legal Proceedings.............................................  13
Item 4.    Submission of Matters to a Vote of
             Security Holders............................................  14

                                    PART II

Item 5.     Market for Registrant's Common Equity
             and Related Matters.........................................  14
Item 6.     Selected Financial Data......................................  15
Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................  16
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...  24
Item 8.     Financial Statements and Supplementary Data..................  25
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  26

                                    PART III

Item 10.    Directors and Executive Officers of
             the Company...............................................    26
Item 11.    Executive Compensation.....................................    29
Item 12.    Security Ownership of Certain Beneficial
             Owners and Management.....................................    34
Item 13.    Certain Relationships and Related
             Transactions..............................................    35

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.......................................    37

                                    PART I

ITEM 1.   BUSINESS


General

     Tommy Hilfiger Corporation ("THC" or the "Company"; unless the context indicates otherwise, all references to the "Company" include THC and its subsidiaries), through its subsidiaries, designs, sources and markets men's and women's sportswear, jeanswear and childrenswear under the Tommy Hilfiger trademarks. See "Acquisition of Womenswear, Jeanswear and Canadian Licensees." Through a range of strategic licensing agreements, the Company offers a broader array of apparel, accessories, footwear, fragrance and home furnishings. The Company's products can be found in leading department and specialty stores throughout the United States, Canada, Mexico, Central and South America, Europe, Japan, Hong Kong and other countries in the Far East. Tommy Hilfiger is the Company's principal designer and provides leadership and direction for all aspects of the design process. The Company's apparel is designed to combine classic American styling with unique details and fit to give time-honored basics a fresh and updated look for customers who desire high quality, designer clothes at competitive prices. The Company was organized under the laws of the British Virgin Islands in June 1992.

     As of March 31, 2000, the Company was engaged in three reportable segments:
Wholesale, Retail and Licensing. The Wholesale segment consists of the design and sourcing of men's sportswear and jeanswear, women's casualwear, junior jeanswear and childrenswear for wholesale distribution. The Retail segment reflects the operations of the Company's outlet, specialty and flagship stores. The Licensing segment consists of the operations of licensing the Company's trademarks for specified products in specified geographic areas.

     In the wholesale segment, products are principally merchandised through the Company's in-store shop and fixtured areas program, whereby participating retailers set aside floor space highlighted by distinctive fixtures dedicated for the exclusive sale of the Company's products by the retailer. In addition to continuing the in-store shop and fixtured areas program, the Company plans to continue broadening its range of product offerings, both in-house and through licensing arrangements, and expanding its channels of distribution. Since 1992, the Company has introduced several in-house products, including childrenswear, athleticwear and jeanswear. Additionally, the Company has introduced new products through licensing agreements, including fragrances, robes and sleepwear, footwear, home furnishings and other accessories. See "Merchandising Strategies - Licensing and Distributorships."

     As of March 31, 2000, the Company also operated 84 outlet stores and 4 specialty retail stores, including a store in London, England and currently plans to open approximately 7 to 10 additional outlet stores and expand 7 to 10 of its existing outlet stores by March 31, 2001. The Company is currently testing new specialty retail store formats for possible rollout on a broader scale. The Company currently operates two flagship stores, one in Beverly Hills, California and one in London, England, principally as marketing vehicles, which stores are scheduled to be closed during fiscal 2001. See "Merchandising Strategies - Retailing."


Share Repurchase Program

     On April 7, 2000 the Company announced that its Board of Directors authorized the repurchase of up to $150 million of its outstanding shares over a period of up to 18 months using available cash.

Acquisition of Womenswear, Jeanswear and Canadian Licensees

     On May 8, 1998, following the approval by the shareholders of the Company on May 5, 1998, the Company acquired Pepe Jeans USA, Inc., the Company's United States womenswear and jeanswear licensee ("Pepe USA"), TJ Far East Limited, Pepe USA's buying agency affiliate ("Pepe Far East"), and Tomcan Investments Inc. ("Tomcan"), the parent corporation of Tommy Hilfiger Canada Inc. ("TH Canada"), the Company's Canadian licensee (collectively, the "Acquired Companies"), for an aggregate purchase price of $755,760,000 in cash plus 18,091,860 Ordinary Shares of the Company (the "Acquisition"). The cash portion of the purchase price was funded through a combination of cash on hand, the issuance of debt securities in a public offering and bank borrowings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7.

     Pursuant to a license granted by the Company, Pepe USA had exclusive United States rights to develop, source and market men's, women's and girls' jeanswear and jeans-related apparel, including women's and girls' casualwear, bearing the Tommy Jeans and Tommy Hilfiger trademarks. Pepe USA marketed its products principally through in-store shops and fixtured areas in leading department stores and through leading specialty stores. Pepe Far East and its subsidiaries perform buying agency services for womenswear and jeanswear under the Tommy Jeans and Tommy Hilfiger trademarks for both Pepe USA and the Company's third-party distributors outside the United States.

     Pursuant to a license granted by the Company, TH Canada had exclusive Canadian rights to source, manufacture and distribute apparel bearing the Tommy Hilfiger and Tommy Jeans trademarks, including men's sportswear and athleticwear, boys' sportswear, women's and girls' casualwear and men's, women's and girls' jeanswear. TH Canada marketed Tommy Hilfiger and Tommy Jeans products principally through leading specialty stores and through in-store shops and fixtured areas in leading department stores.

     Information on the components of the Company's pro forma net revenue, giving effect to the Acquisition, is presented in Note 14 to the Consolidated Financial Statements in Item 8. For more information relating to the Acquisition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7, Note 14 to the Consolidated Financial Statements in Item 8 and "Certain Relationships and Related Transactions - The Acquisition" in Item 13.


Merchandising Strategies

Wholesale

     The Company generally organizes its apparel collections, including products produced under licensing arrangements, into three primary product lines: Core, Core Plus and Fashion.

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

Fashion

     The Fashion line represents the most updated component of the Company's product line. Fashion items consist of a group of product classifications coordinated around a seasonal theme. The Company offers Fashion products under at least two themes per season, thereby creating a flow of new merchandise in the marketplace.


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

     As shown in the table below, the Company offers numerous products through license arrangements with companies which are among the industry leaders in their respective categories and has several strategic geographic licenses and distributorships:


Product Category                                                              Licensee                        Available at Retail
----------------                                                              --------                        --------------------
Men's socks                                                                   Mountain High Hosiery, Inc.     Holiday 1992
Men's neckwear                                                                Superba, Inc.                   Father's Day 1993
Men's belts and small leather goods                                           Trafalgar, Inc.                 Fall 1993
Men's suits, sport coats, dress slacks, top coats, formal wear                Hartmarx Corporation            Fall 1994
Men's dress shirts                                                            Oxford Industries, Inc.         Fall 1994
Men's underwear                                                               Jockey International, Inc.      Fall 1994
Men's fragrance                                                               Aramis, Inc. (Estee Lauder)     Father's Day 1995
Men's robes and sleepwear                                                     Russell-Newman, Inc.            Holiday 1995
Men's golfwear                                                                Oxford Industries, Inc.         Holiday 1995
Eyewear                                                                       Lantis Eyewear Corporation (a)  Fall 1996
Women's fragrance                                                             Aramis, Inc. (Estee Lauder)     Fall 1996
Men's footwear                                                                The Stride Rite Corporation     Spring 1997
Children's socks                                                              Mountain High Hosiery, Inc.     Spring 1997
Boy's blazers                                                                 Alperin, Inc.                   Spring 1997
Men's sunglasses                                                              Lantis Eyewear Corporation      Fall 1997
Children's footwear                                                           The Stride Rite Corporation     Fall 1997
Boy's neckwear                                                                Superba, Inc.                   Holiday 1997
Athletics fragrance                                                           Aramis, Inc. (Estee Lauder)     Spring 1998
Formal accessories                                                            Marks & Barry                   Spring 1998
Linens, bedding and bath products                                             Revman Industries, Inc.         Summer 1998
Women's footwear                                                              The Stride Rite Corporation     Holiday 1998
Women's robes and sleepwear                                                   Russell-Newman, Inc.            Holiday 1998
Women's sunglasses                                                            Lantis Eyewear Corporation      Holiday 1998
Women's hosiery                                                               Mountain High Hosiery, Inc.     Holiday 1998
Bath & body products                                                          Aramis, Inc. (Estee Lauder)     Spring 1999
Women's handbags, belts and small leather goods and sportbags                 Dickson Licensing Limited       Fall 1999
Men's tailored clothing (Europe)                                              Strellson AG                    Fall 1999
Cosmetics                                                                     Aramis, Inc. (Estee Lauder)     Fall 1999
Children's sunglasses                                                         Lantis Eyewear Corporation      Fall 1999
Children's eyewear                                                            Lantis Eyewear Corporation      Spring 2000
Men's and women's jewelry                                                     Victoria & Co. Ltd.             Spring 2000
Women's hosiery and legwear                                                   Holt Hosiery Mills              Fall 2000
Women's intimate apparel                                                      Bestform Intimates              Fall 2000
Women's golfwear                                                              Oxford Industries, Inc.         Holiday 2000
Men's and women's watches                                                     Movado Group, Inc.              Spring 2001
Women's swimwear                                                              Jantzen, Inc.                   Spring 2001

Geographic Territory                                                          Licensee/Distributor            Available at Retail
--------------------                                                          --------------------            -------------------
Central and South America                                                     American Sportswear S.A.        1989
Japan                                                                         Novel-ITC Licensing Limited     1991 (b)
Mexico                                                                        Tommy Hilfiger Mexico SA de CV  1995
Europe                                                                        Tommy Hilfiger Europe B.V.      1997
Asia-Pacific                                                                  KSDP International              1998

_____________
(a)  License acquired from Liberty Optical in August, 1999.
(b) From 1991 to 1996, the operations in Japan were conducted through a Company joint venture with Itochu.

     In addition to a royalty payment or license fee, all of the Company's licensees and distributors are required to contribute to the advertisement and promotion of Tommy Hilfiger products on the basis of a percentage of their net sales of Tommy Hilfiger products or a percentage of their net purchases of Tommy Hilfiger products through the Company's buying offices (depending on the terms of the license or distributorship agreement), subject to minimum amounts.

Retailing

     The Company believes its outlet store business has positioned it to take advantage of an important segment of the retail apparel industry that appeals to customers' value orientation and provides the Company with an additional channel of distribution. The Company stocks its outlet stores with first-quality products manufactured specifically for its outlet stores' customers and, to a small degree, with out-of-season products. As of March 31, 2000, the Company operated 84 outlet stores and currently plans to open approximately 7 to 10 additional outlet stores and expand 7 to 10 of its existing outlet stores by March 31, 2001. The Company's outlet stores are located primarily in major outlet centers in the United States.

     As of March 31, 2000, the Company also operated 4 specialty retail stores, including a store in London, England. Two existing specialty stores are being expanded in size and the others are being remerchandised as part of a program to test new formats considered most appropriate based on local consumer demographics. Examples include sportswear stores, jeanswear stores, childrenswear stores or a combination thereof, each with appropriate licensed products. New locations are also being sought in select markets of the United States in which to also experiment with these concepts during fiscal 2001.

     The Company currently operates two Flagship stores which served as showcases for all of the Company's products as it sought to further establish the brand and develop its designer image in select locations with international recognition. During fiscal 2000, the Company decided to close its two flagship stores as it redirects its specialty retail store strategy, choosing locations more closely associated with its targeted consumers.

     In February 2000 and April 2000, the Company signed leases for new specialty stores in Lower Manhattan and South Beach, Florida, respectively.


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

Sales and Marketing

     Tommy Hilfiger products are sold throughout the United States in major department and specialty retail store locations. The Company's department store customers include major United States retailers such as Dillard Department Stores, Federated Department Stores (including Macy's, Bloomingdale's, and Burdines), The May Department Stores Company (including Lord & Taylor and Foley's), Belk Stores, Saks, Inc. and Dayton Hudson Corporation. The Company believes that its relationships with major retailers, including the active sales involvement of the Company's senior management, are important elements of its marketing strategy. The Company's strategy is to continue to maintain and, where demand warrants, to selectively expand its United States in-store shop and fixtured areas program, expand its product lines and market to new customers both in the United States and internationally.

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

Advertising, Public Relations and Promotion

     The Company believes that advertising to promote and enhance the Tommy Hilfiger brand and the image of Tommy Hilfiger products is important to its long-term growth strategy. All of the Company's licensees and distributors are required to contribute to the advertisement and promotion of Tommy Hilfiger products a percentage of their net sales of Tommy Hilfiger products or a percentage of their net purchases of Tommy Hilfiger products through the Company's buying offices (depending on the terms of the license or distributorship agreement), subject to minimum amounts. Advertising by the Company, its licensees and most of its distributors is coordinated by the Company and principally appears in magazines, newspapers, and outdoor advertising media. In addition, selected personal appearances by Tommy Hilfiger, corporate sponsorships and charitable programs are utilized to further enhance awareness of the Company's image and promote the Company's products.
The Company employs an advertising and public relations staff to implement these efforts.

     In December 1999, the Company's website, tommy.com was launched as a marketing vehicle to complement the ongoing development of the Tommy Hilfiger lifestyle brand. It is designed to strengthen the Company's relationship with customers, with the added benefit of driving traffic and sales in the Company's existing retail venues. The Company plans to explore further developments of tommy.com during fiscal 2001, including e-commerce capabilities.


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

     The Company imports most of its finished goods because it believes it can import higher quality products at lower costs than could be achieved domestically. Management maintains extensive and long-term relationships with leading manufacturers in the Far East, including, among others, manufacturers located in Indonesia, Thailand, India, the Philippines, Taiwan and Mauritius. None of the countries from which the Company imports accounts for more than 15% of the total cost of products purchased annually. The Company monitors duty, tariff and quota-related developments and continually seeks to minimize its potential exposure to duty, tariff and quota-related risks through, among other measures, geographical diversification of its manufacturing sources, the maintenance of its buying offices in Hong Kong, Macau, India and the United States, allocation of production to merchandise categories where more quota is available and shifts of production among countries and manufacturers.

     The Company's production and sourcing staff oversees all aspects of apparel manufacturing and production, the negotiation for raw materials and research and development of new products and sources. The Company's buying offices perform product development, sourcing, production scheduling and quality control functions. In addition, the Company contracts with various buying subagents that perform similar services for the Company and its licensees and geographic distributors, for specified commissions.

     The Company has its products manufactured according to plans prepared each year which reflect prior years' experience, current fashion trends, economic conditions and management estimates of a line's performance. In certain cases, the Company separately negotiates with suppliers for the purchase of required raw materials by its contractors in accordance with the Company's specifications. The Company limits its exposure to holding excess inventory by committing to purchase a portion of total projected demand and the Company, in its experience, has been able to satisfy its excess demand through reorders. The Company believes that its policy of limiting its commitments for purchases early in the season reduces its exposure to excess inventory and obsolescence.

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


Quality Control

     The Company's quality control program is designed to ensure that purchased goods meet the Company's standards. The Company inspects prototypes of each product prior to cutting by the contractors and performs two in-line inspections and a final inspection prior to shipment. All finished goods are shipped to the Company's New Jersey facilities for re-inspection and distribution. While the Company's return policy permits customers to return defective products for credit, less than 1% of the Company's shipments in fiscal 2000 were returned as defective under this policy.


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


Credit and Collection

     The Company collects substantially all of its receivables from U.S. customers through a credit company subsidiary of a large financial institution pursuant to an agreement whereby the credit company pays the Company after the credit company receives payment from the Company's customer. The credit company establishes maximum credit limits for each customer account. If the receivable becomes 120 days past due, or the customer becomes bankrupt or insolvent, the full amount of the receivable is reimbursable by the credit company. The Company has a similar arrangement with another large financial institution for credit services to its Canadian subsidiary. In both cases the Company believes that the credit risk associated with such financial institutions is minimal.

     The Company also grants credit directly to certain select customers in normal course of business without participation by a credit company. In such cases the Company monitors its credit exposure limits to avoid any significant concentration of risk.

     Bad debts as a percentage of net sales were less than 0.1% in each of the Company's last three fiscal years.


Trademarks

     The Company owns and utilizes the following principal trademarks: the names TOMMY HILFIGER(R), TOMMY JEANS(R), TOMMY(R), TOMMY GIRL(R), HILFIGER ATHLETICS(R), and TOMMY.COM and the distinctive flag logo, crest design and green eyelet device. Tommy Hilfiger Licensing, Inc., a subsidiary of THC ("THLI"), has registered or applied for registration for these trademarks for use in the United States and in numerous countries worldwide, including, inter alia, in North America, Europe, Asia, South and Central America. The Company regards its trademarks and other proprietary intellectual property rights as valuable assets in the marketing of its products. THLI is a party to an agreement with Mr. Hilfiger that restricts the sale, lease, license or other conveyance of THLI's trademarks, the amendment of the license agreement between THLI and Tommy Hilfiger U.S.A., Inc., a subsidiary of THC ("THUSA"), and the creation of any lien on THLI's trademarks without Mr. Hilfiger's consent, until Mr. Hilfiger's death, or until termination of Mr. Hilfiger's employment with TH USA without the consent of TH USA.


Backlog

     The Company generally receives orders approximately three to five months prior to the time the products are delivered to stores. Thus, at March 31, 2000, the Company's backlog of orders, which the

Company believes, will result in sales, represents a significant portion of the Company's expected sales through September 30, 2000. At March 31, 2000, the Company's backlog of orders was approximately $771 million, compared to approximately $820 million at March 31, 1999. The Company's backlog depends upon a number of factors, including the timing of "market weeks" during which a significant percentage of the Company's orders are received and the timing of shipments. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.


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


Dependence on Customers Under Common Control

     The Company's department store customers include major United States retailers, certain of which are under common ownership. When considered together as a group under common ownership, sales to the department store customers which were owned by Dillard Department Stores, Federated Department Stores and The May Department Stores Company accounted for approximately 22%, 18%, and 16%, respectively, of the Company's fiscal 2000 net wholesale product sales. A decision by the controlling owner of a group of department stores to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company.


Employees

     At March 31, 2000, the Company had approximately 2,600 full-time employees and 900 part-time employees. Virtually all of the Company's part-time employees were employed in the Company's retail stores. None of the Company's employees is a member of a union. The Company considers its relations with its employees to be excellent.


ITEM 2.  PROPERTIES

     The principal executive offices of THC are located at 6/F, Precious Industrial Centre, 18 Cheung Yue Street, Cheung Sha Wan, Kowloon, Hong Kong. TH USA's principal executive offices are located at 25 West 39/th/ Street, New York, New York 10018.

     The general location, use and approximate size of the principal properties which the Company occupied as of March 31, 2000 are set forth below:

                                                                                                                     Approximate
                                                                                                                       Area in
                                                                                                  Ownership            Square
Location                            Use                                                             Status              Feet
--------                            ---                                                             ------              ----
Hong Kong.......................    Executive offices and principal buying office                     Owned             20,000
New York, New...................    TH USA headquarters, sales offices and showrooms                  Owned            170,000
New York, New...................    Design, production and administrative offices                     Owned            115,000
Edison, New Jersey..............    Warehouse distribution and administrative offices                Leased            203,000
South Brunswick, New Jersey.....    Warehouse distribution and administrative offices                Leased            360,000
Secaucus, New Jersey............    Warehouse distribution and administrative offices                Leased            324,000
Kearny, New Jersey..............    Warehouse distribution                                           Leased            342,500
Montreal, Quebec................    Warehouse distribution, sales and administrative offices and     Leased            174,000
                                    showrooms


     The Company operates 84 outlet stores, each averaging approximately 4,800 square feet, generally located in major outlet centers in the U.S., 4 retail stores in metropolitan areas, including one in London, England, each averaging approximately 3,300 square feet, and two flagship stores, each averaging approximately 18,000 square feet, one in Beverly Hills, California and one in London, England. The two flagship stores are expected to be closed during fiscal 2001. See "Business - General - Retailing" in Item 1. In addition, the Company has two regional showrooms outside of New York City and an administrative office in Wilmington, Delaware. All of such stores, showrooms and the administrative office are leased.


ITEM 3.  LEGAL PROCEEDINGS

     Saipan Litigation.  On January 13, 1999, two actions were filed against the
     -----------------
Company and other garment manufacturers and retailers asserting claims that garment factories located on the island of Saipan, which allegedly supply product to the Company and other co-defendants, engage in unlawful practices relating to the recruitment and employment of foreign workers. One action, brought in San Francisco Superior Court (the "State Action"), was filed by a union and three public interest groups alleging unfair competition and false advertising by the Company and others. It seeks equitable relief, restitution and disgorgement of profits relating to the allegedly wrongful conduct, as well as interest and an award of fees to the plaintiffs' attorneys. The other, an action seeking class action status filed in federal court for the Central District of California and subsequently transferred to the Federal Court in the District of Hawaii (the "Federal Action"), was brought on behalf of an alleged class consisting of the Saipanese factory workers. The defendants include both companies selling goods purchased from factories located on the island of Saipan and the factories themselves. This complaint alleges claims under RICO, the Alien Tort Claims Act, federal anti-peonage and indentured servitude statutes and state and international law. It seeks equitable relief and damages, including treble and punitive damages, interest and an award of fees to the plaintiffs' attorneys.

     In addition, the same law firm that filed the State Action and the Federal Action has filed an action seeking class action status in the Federal Court in Saipan. This action is brought on behalf of Saipanese garment factory workers against the Saipanese factories and alleges violation of federal and Saipanese wage and employment laws. The Company is not a defendant in this action.

     The Company has entered into settlement agreements with the plaintiffs in the Federal Action and in the State Action. As part of these agreements, the Company specifically denies any wrongdoing or any liability with regard to the claims made in the Federal Action and the State Action. The settlement agreement provides for a monetary payment, in an amount that is not material to the Company's financial position or results of operations, to a class of plaintiffs in the Federal Action, as well as the creation of a monitoring program for factories in Saipan. The settlement must be approved by the Federal Court, and a class of plaintiffs certified. The hearing on settlement approval and preliminary class certification is presently scheduled for July 2000.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     The Company's Ordinary Shares, par value U.S. $0.01, are listed and traded on the New York Stock Exchange under the symbol "TOM." As of May 31, 2000, there were approximately 1,200 record holders of the outstanding Ordinary Shares.

     The following table sets forth, for each of the periods indicated, the high and low sales prices per Ordinary Share as reported on the New York Stock Exchange Composite Tape.

                                                 High           Low
                                               --------       ---------
Fiscal Year ended March 31, 2000
  Fourth Quarter......................           22 5/8        11 1/16
  Third Quarter.......................           29 7/8        22 1/8
  Second Quarter......................           41            26 1/4
  First Quarter.......................           41 1/16       31 9/16

Fiscal Year ended March 31, 1999
  Fourth Quarter......................           38 3/8        28 27/32
  Third Quarter.......................           30 11/16      17 1/8
  Second Quarter......................           32 3/4        20 1/32
  First Quarter.......................           35 3/16       28 1/4


     In the past two fiscal years, the Company has not paid any cash dividends, and the Company has no current plans to pay cash dividends. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, restrictions imposed by agreements governing indebtedness of the Company and its subsidiaries, availability of dividends from subsidiaries, receipt of funds in connection with repayment of loans to subsidiaries or advances from operating subsidiaries and other factors considered relevant by the Board of Directors of the Company. For certain restrictions on the ability of subsidiaries of the Company to pay dividends to the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7.

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

                                                                           Fiscal Year Ended March 31,
                                                  -------------------------------------------------------------------------
                                                     2000/(1)/       1999/(1)/        1998            1997          1996
                                                  ------------     ------------   ------------    -----------   -----------
                                                                  (in thousands, except per share amounts)
Statement of Operations Data:
-----------------------------
Net revenue....................................     $1,977,180       $1,637,073       $847,110       $661,688      $478,131
Cost of goods sold.............................      1,103,582          872,607        447,524        344,884       258,419
                                                  ------------     ------------   ------------    -----------   -----------

Gross profit...................................        873,598          764,466        399,586        316,804       219,712
Selling, general and administrative
    expenses...................................        618,099          484,185        236,571        190,976       132,270
                                                  ------------     ------------   ------------    -----------   -----------

Income from operations.........................        255,499          280,281        163,015        125,828        87,442
Interest expense...............................         41,024           39,525          1,258            761           754
Interest income................................         13,056            5,615          7,013          6,181         5,712
                                                  ------------     ------------   ------------    -----------   -----------

Income before income taxes.....................        227,531          246,371        168,770        131,248        92,400

Provision for income taxes.....................         55,173           72,654         55,590         44,866        30,900
                                                  ------------     ------------   ------------    -----------   -----------
Net income.....................................     $  172,358       $  173,717       $113,180       $ 86,382      $ 61,500
                                                  ============     ============   ============    ===========   ===========

Basic earnings per share.......................     $     1.82       $     1.88       $   1.51       $   1.17      $   0.86
                                                  ============     ============   ============    ===========   ===========
Weighted average shares outstanding............         94,662           92,264         74,748         74,118        71,534
                                                  ============     ============   ============    ===========   ===========

Diluted earnings per share.....................     $     1.80       $     1.86       $   1.49       $   1.14      $   0.83
                                                  ============     ============   ============    ===========   ===========
Weighted average shares and share
   equivalents outstanding.....................         95,632           93,376         75,772         75,770        74,482
                                                  ============     ============   ============    ===========   ===========

/(1)/ Reflects the acquisition in May 1998 of the Company's licensees, Pepe USA and TH Canada, as described further in Item 1. Selling, general and administrative expenses in fiscal 1999 included special acquisition-related charges of $19,800 ($11,900 after-tax or $0.13 per diluted share). Fiscal 2000 results included special charges of $62,153 ($36,360 after tax or $0.38 per diluted share), of which $11,700 was included in cost of goods sold.

                                                                              As of March 31,
                                              ---------------------------------------------------------------------------------
                                                  2000            1999               1998            1997             1996
                                              -------------   -------------      ----------       -----------      ------------
                                                                               (in thousands)
Balance Sheet Data:
-------------------
Cash, cash equivalents and short-term
   investments...............................    $  309,397      $  241,950        $157,051          $109,908          $127,743
Working capital..............................       537,765         443,006         345,886           270,667           238,439
Total assets.................................     2,381,521       2,206,620         618,010           463,085           358,622
Short-term borrowings, including current
   portion of long-term debt.................        50,523          41,234               -               275             5,975
Long-term debt...............................       579,370         609,245               -             1,510             1,789
Shareholders' equity.........................     1,277,714       1,092,249         519,062           397,464           301,338

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
                         (dollar amounts in thousands)

     All references to years relate to the fiscal year ended March 31 of such year.

General

     In May 1998, the Company acquired its licensed jeanswear, womenswear and Canadian businesses for an aggregate purchase price of $755,760 in cash plus 18,091,860 Ordinary Shares of the Company. The cash portion of the purchase price was funded through a combination of cash on hand, the issuance of debt securities in a public offering and bank borrowings. The Company has included the results of the Acquired Companies in its consolidated statements of operations from the date of the Acquisition. Because of the significance of the Acquired Companies, Management's Discussion and Analysis of the comparison of the years ended March 31, 1999 and 1998 is presented on both a pro forma and an actual basis.


Results of Operations

     The following table sets forth the Consolidated Statements of Operations data as well as the Pro Forma Statements of Operations data (which are disclosed in Note 14 to the Consolidated Financial Statements) for the twelve months ended March 31, as a percentage of net revenue.


                                                                   Fiscal Year Ended March 31,
                                             ------------------------------------------------------------------
                                                              Actual                            Pro Forma
                                             ----------------------------------------     ---------------------
                                               2000           1999             1998         1999         1998
                                             --------       --------         --------     --------     --------
Net revenue...............................      100.0 %        100.0 %          100.0 %      100.0 %      100.0 %
Cost of goods sold........................       55.8           53.3             52.8         53.3         53.5
                                             --------       --------         --------     --------     --------
Gross profit..............................       44.2           46.7             47.2         46.7         46.5

Depreciation and amortization.............        5.0            5.0              3.5          5.0          5.8
Other SG&A expenses.......................       23.7           23.4             24.5         23.3         24.0
                                             --------       --------         --------     --------     --------
SG&A expenses before special charges......       28.7           28.4             28.0         28.3         29.8
Special charges...........................        2.6            1.2                -          1.2            -
                                             --------       --------         --------     --------     --------
Total SG&A expenses.......................       31.3           29.6             28.0         29.5         29.8
                                             --------       --------         --------     --------     --------

Income from operations....................       12.9           17.1             19.2         17.2         16.7
Interest income (expense), net............       (1.4)          (2.1)             0.7         (2.3)        (3.6)
                                             --------       --------         --------     --------     --------

Income before taxes.......................       11.5           15.0             19.9         14.9         13.1
Provision for income taxes................        2.8            4.4              6.5          4.4          4.0
                                             --------       --------         --------     --------     --------

Net income................................        8.7           10.6             13.4         10.5          9.1
                                             ========       ========         ========     ========     ========

     Year Ended March 31, 2000 (Actual) Compared to Year Ended March 31, 1999 (Actual)

     Net revenue increased to $1,977,180 in fiscal 2000 from $1,637,073 in fiscal 1999, an improvement of 20.8%. This increase is due to increases in each of the Company's operating divisions, as outlined below.

                                  Fiscal Year Ended March 31,
                                  ---------------------------
                                    2000            1999         % Increase
                                  -----------     -----------    ----------
     Wholesale................     $1,635,242      $1,364,946          19.8%
     Retail...................        280,255         214,637          30.6%
     Licensing................         61,683          57,490           7.3%
                                  -----------     -----------    ----------
     Total....................     $1,977,180      $1,637,073          20.8%
                                  ===========     ===========    ==========


     The Wholesale increase consists of increases in womenswear sales of 47.7% (to $566,962 from $383,989) and childrenswear sales of 47.6% (to $314,196 from $212,838) offset, in part, by a decrease in menswear sales of 1.8% (to $754,084 from $768,119). The improvements in womenswear and childrenswear are due to volume increases which resulted primarily from increased sales to existing customers. The increased sales to existing customers is principally due to the expansion of the in-store shop and fixtured area program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured. The decrease in menswear sales is due to price adjustments caused by the promotional environment of department stores where the Company's products are sold, particularly during the holiday and spring selling seasons.

     The improvement in the Company's Retail division is due to an increase in the number of stores and an increase in sales at existing stores, including stores which were expanded in size during fiscal 1999 and fiscal 2000. At March 31, 2000, the Company operated 90 retail stores as compared to 80 stores at March 31, 1999. Retail stores opened since March 31, 1999 contributed $37,774 of net revenue during the fiscal year ended March 31, 2000.

     Revenue from the Licensing division, which consists of third-party licensing royalties and buying agency commissions, increased principally due to a general increase in sales of existing licensed products and buying agency services and the incremental revenue associated with newly licensed products. Of the increase, approximately $576 was due to products introduced under licenses entered into since March 31, 1999.

     Gross profit as a percentage of net revenue decreased to 44.2% in fiscal 2000 from 46.7% in fiscal 1999. This decrease is mainly due to reduced wholesale margins in the menswear and womenswear components caused by the promotional environment of department stores, principally during the holiday and spring selling seasons and an oversupply of the Company's products in department stores. Wholesale gross margin declines were partially offset by increased sales in the Retail division, which produce higher margins than those in the Wholesale division. In addition, gross profit in fiscal 2000 was negatively impacted by $11,700 of the special charge described below. Excluding this charge, gross profit would have been 44.8%.

     The Company anticipates that the promotional environment of department stores will continue to prevail into fiscal 2001 and therefore expects a significant decline in revenue from fiscal 2000 levels in its menswear and womenswear components until supply and demand are brought more closely into balance. The Company also anticipates that continued pressure on its gross margins in menswear and womenswear will result in a significant reduction in consolidated net income in fiscal 2001 from the fiscal 2000 level.

     Selling, general and administrative expenses, before the special charges described below, increased to 28.7% of net revenue in fiscal 2000 from 28.4% of net revenue in fiscal 1999. The increase in expenses to $567,646 in fiscal 2000 from $464,385 in fiscal 1999 is principally due to increased volume related expenses to support the higher revenue as well as increased depreciation and amortization. In addition, in the fiscal 2000 period, the Company incurred higher marketing and advertising costs to promote the brand and incurred expenses related to the start up of the womens dress-up and junior sportswear divisions. These expenses were also the primary reasons for the increase as a percentage of net revenue.

     During the quarter ended March 31, 2000, the Company recorded a special charge of $62,153, before income taxes, principally related to the following: a re-direction of the Company's full-price retail store program, which includes the closure of its two flagship stores in Beverly Hills, California and London, England; the postponement of the launch of the women's dress-up line; and the consolidation of the junior jeans and junior sportswear divisions. This charge consisted of provisions of $44,857 for the write-off of fixed assets and operating leases of the Company's two flagship stores and the write-off of fixed assets related to the dress-up and junior sportswear divisions, $11,700 for inventory of the junior sportswear division and, to a lesser extent, the flagship stores, and $5,596 for severance and other costs. Inventory provisions have been included in cost of sales.

     In fiscal 1999, the Company recorded a special charge of $19,800, before income taxes, related to the Acquisition. This special charge consisted of provisions of $7,000 for the write-off of the fixed assets and operating leases of the Company's specialty stores, $7,000 for redundant MIS equipment, furniture, fixtures and other equipment, $3,800 for severance and other employee costs and $2,000 for the termination of certain vendor contracts.

     Interest expense, net of interest income, decreased to $27,968 in fiscal 2000 from $33,910 in fiscal 1999. The decrease from fiscal 1999 to fiscal 2000 is primarily due to higher average invested cash balances and higher interest rates earned on investments offset, in part, by higher average borrowing levels.

     The provision for income taxes decreased to 24.2% of income before taxes in the twelve-month period ended March 31, 2000 from 29.5% in the corresponding period last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject, as well as the effects of the special charges which were tax effected at higher rates than the Company's weighted average tax rate in each period. Excluding the effects of special charges, the comparative provisions for income taxes were 28.0% and 30.3% in fiscal year 2000 and fiscal year 1999, respectively.

     Year Ended March 31, 1999 (Pro Forma) Compared to Year Ended March 31, 1998(Pro Forma)

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

                                  Fiscal Year Ended March 31,
                                ------------------------------
                                   1999              1998          % Increase
                                ------------     -------------    ------------
     Wholesale...............     $1,414,927        $1,020,388         38.7 %
     Retail..................        214,637           196,066          9.5 %
     Licensing...............         55,959            40,731         37.4 %
     Other non-recurring.....              -            13,626            - %
                                ------------     -------------    ------------
     Total...................     $1,685,523        $1,270,811         32.6 %
                                ============     =============    ============

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

     In fiscal 1999, the Company recorded a special charge for non-recurring expenses of $19,800, before income taxes, related to the Acquisition. This special charge consisted of provisions of $7,000 for the write-off of the fixed assets and operating leases of the Company's specialty stores, $7,000 for redundant MIS equipment, furniture, fixtures and other equipment, $3,800 for severance and other employee costs and $2,000 for the termination of certain vendor contracts.

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

                               Fiscal Year Ended March 31,
                              -----------------------------
                                  1999             1998         % Increase/(Decrease)
                              ------------     ------------     ---------------------
     Wholesale.............     $1,364,946         $587,922            132.2  %
     Retail................        214,637          196,066              9.5  %
     Licensing.............         57,490           63,122             (8.9) %
                              ------------     ------------         ------------
     Total.................     $1,637,073         $847,110             93.3  %
                              ============     ============         ============

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


Liquidity and Capital Resources

     Cash provided by operations continues to be the Company's primary source of funds to finance operating needs, capital expenditures and debt service.
Capital expenditures primarily relate to maintenance or selective expansion of the Company's in-store shop and fixtured area program and the construction of additional retail stores. The Company's sources of liquidity are cash on hand, cash from operations and the Company's available credit.

     The Company's cash and cash equivalents balance increased from $241,950 at March 31, 1999 to $309,397 at March 31, 2000. This represented an overall increase of $67,447 due primarily to cash provided by operating activities, partially offset by cash used in investing and financing activities. A detailed analysis of the changes in cash and cash equivalents is presented in the Consolidated Statements of Cash Flows.

     Capital expenditures were $151,984 in fiscal 2000, compared with $79,422 in fiscal 1999. Significant capital expenditures included additions related to the Company's in-store shop and fixtured area expansion program as well as the purchase of the property which houses the Company's design and production facilities for $37,250 on March 31, 2000.

     At March 31, 2000, accrued expenses and other current liabilities included $62,535 of open letters of credit for inventory purchased. Additionally, at March 31, 2000, TH USA was contingently liable for unexpired bank letters of credit of $90,003 related to commitments of TH USA to suppliers for the purchase of inventories.

     On May 8, 1998, the Company acquired its womenswear, jeanswear and Canadian licensees for an aggregate purchase price of $755,760 in cash and 18,091,860 Ordinary Shares of the Company. The cash portion of the purchase price was funded from a combination of debt financing and cash on hand. The debt financing portion of the purchase price consisted of $250,000 of 6.50% notes maturing on June 1, 2003 (the "2003 Notes"), $200,000 of 6.85% notes maturing on June 1, 2008 (the "2008 Notes") and $200,000 of term loan borrowings pursuant to new $450,000 term and revolving credit facilities (the "Credit Facilities").
The 2003 Notes and the 2008 Notes (collectively, the "Notes") were issued by TH USA and guaranteed by THC. The indenture under which the Notes were issued contains covenants that are more fully described in Note 6 to the Consolidated Financial Statements.

     The Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term loan facility which was borrowed by TH USA in connection with the Acquisition, of which $160,000 remains outstanding at March 31, 2000. The term loan bears interest at variable rates which, on a weighted average basis, amounted to 6.49% and 6.06% as of, and for the year ended, March 31, 2000, respectively. The revolving credit facility will be available for letters of credit, working capital and other general corporate purposes.

     Borrowings under the term loan facility are repayable in quarterly installments as follows: $50,000 in each of fiscal 2001 and fiscal 2002; and $60,000 in fiscal 2003. Also included in long-term debt is $20,000 of borrowings drawn under the revolving credit facilities on March 31, 2000 to finance a portion of the purchase price of the property which houses the Company's design and production offices. The Company intends to maintain this outstanding debt balance beyond March 31, 2001.

     Under the Credit Facilities, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that in the aggregate exceed 33% of the Company's cumulative consolidated net income, commencing with the fiscal year ended March 31, 1998, less certain deductions. The Credit Facilities also contain a number of other restrictive covenants that are more fully described in Note 6 to the Consolidated Financial Statements.

     The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of March 31, 2000.

     The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay long-term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions such as those associated with the Acquisition. No interest rate hedging contracts were in place as of March 31, 2000.

     There were no significant committed capital expenditures at March 31, 2000. The Company expects fiscal 2001 capital expenditures to approximate $80,000 to $90,000. Funds may also be required to conduct the Company's share repurchase program, announced on April 7, 2000, over a period of up to 18 months.

     The Company will incur approximately $14,000 of cash charges related to the fiscal 2000 special charges of which approximately $2,500 was paid in the fourth quarter of fiscal 2000. The remaining cash charges are expected to be substantially paid by the end of fiscal year 2001.

     The Company intends to fund its cash requirements for fiscal 2001 and future years from available cash balances, internally generated funds and borrowings available under the Credit Facilities. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.


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

     The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or transactions. These include the purchase of inventory, capital expenditures and the collection of certain foreign receivables. The Company enters into forward contracts with maturities of up to one year to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. No significant gain or loss was inherent in such contracts at March 31, 2000. While a hypothetical 10% adverse change in all of the relevant exchange rates would potentially cause a decrease in the fair value of the contracts of approximately $2,549, the Company would experience an offsetting benefit in the spot rate on the associated underlying transactions.


Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"). This statement will become effective for the Company beginning in fiscal 2002. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction. Management of the Company anticipates that, due to the limited use of derivative instruments, the nature of such instruments and the nature of the underlying transactions being hedged, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.


Year 2000

     The Company sustained no material interruption in its operations during the transition to calendar year 2000 and believes that it has satisfactorily mitigated all material risks associated with year 2000 date recognition. The Company completed its internal date remediation program during fiscal 2000 within its original estimate of $500.

     The foregoing commentary should be considered to fall within the coverage of the "Safe Harbor Statement" under the Private Securities Litigation Reform Act of 1995 included in this report.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are indicated by words or phrases such as "anticipate," "estimate," "project," "expect," "believe" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the overall level of consumer spending on apparel, the financial strength of the retail industry generally and the Company's customers in particular, changes in trends in the market segments in which the Company competes, the level of demand for the Company's products, actions of existing or new competitors and changes in economic or political conditions in the markets where the Company sells or sources its products, as well as other risks and uncertainties set forth in the Company's publicly-filed documents, including this Annual Report on Form 10-K . Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the sections entitled "Liquidity and Capital Resources" and "Exchange Rates" in Item 7 above, which sections are incorporated herein by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Report of Independent Accountants

Consolidated Statements of Operations for the years ended March 31, 2000, 1999, and 1998

Consolidated Balance Sheets as of March 31, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998

Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                             Page
                                                                                             ----
Report of Independent Accountants.........................................................    F-2

Consolidated Statements of Operations for the
years ended March 31, 2000, 1999 and 1998.................................................    F-3

Consolidated Balance Sheets as of March 31, 2000
and 1999..................................................................................    F-4

Consolidated Statements of Cash Flows for the
years ended March 31, 2000, 1999 and 1998.................................................    F-5

Consolidated Statements of Changes in
Shareholders' Equity for the years ended
March 31, 2000, 1999 and 1998.............................................................    F-6

Notes to Consolidated Financial Statements................................................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors and Shareholders of Tommy Hilfiger Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1. on page 37 present fairly, in all material respects, the financial position of Tommy Hilfiger Corporation and its subsidiaries (the "Company") at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2. on page 37 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
May 23, 2000

                          TOMMY HILFIGER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)



                                                                                  For the Fiscal Year Ended
                                                                                          March 31,
                                                           ---------------------------------------------------------------
                                                                 2000                     1999                    1998
                                                           --------------           --------------            ------------
Net revenue...........................................      $  1,977,180             $  1,637,073              $  847,110
Cost of goods sold....................................         1,103,582                  872,607                 447,524
                                                           --------------           --------------            ------------

Gross profit..........................................           873,598                  764,466                 399,586
                                                           --------------           --------------            ------------

Depreciation and amortization.........................            98,141                   81,180                  29,840
Other selling, general and
 administrative expenses..............................           469,505                  383,205                 206,731
Special charges.......................................            50,453                   19,800                       -
                                                           --------------           --------------            ------------

Total operating expenses..............................           618,099                  484,185                 236,571
                                                           --------------           --------------            ------------

Income from operations................................           255,499                  280,281                 163,015

Interest expense......................................            41,024                   39,525                   1,258
Interest income.......................................            13,056                    5,615                   7,013
                                                           --------------           --------------            ------------

Income before income taxes............................           227,531                  246,371                 168,770

Provision for income taxes ...........................            55,173                   72,654                  55,590
                                                           --------------           --------------            ------------

Net income............................................      $    172,358             $    173,717              $  113,180
                                                           ==============           ==============            ============

Earnings per share:

Basic earnings per share..............................      $       1.82             $       1.88              $     1.51
                                                           ==============           ==============            ============

Weighted average shares outstanding...................            94,662                   92,264                  74,748
                                                           ==============           ==============            ============

Diluted earnings per share............................      $       1.80             $       1.86              $     1.49
                                                           ==============           ==============            ============

Weighted average shares and share
 equivalents outstanding..............................            95,632                   93,376                  75,772
                                                           ==============           ==============            ============

         See Accompanying Notes to Consolidated Financial Statements.

                          TOMMY HILFIGER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                                                             March 31,
                                                                                              -------------------------------------

                                                                                                   2000                    1999
                                                                                              --------------          -------------
Assets
Current assets
     Cash and cash equivalents................................................                 $    309,397            $    241,950
     Accounts receivable......................................................                      221,110                 186,640
     Inventories..............................................................                      218,793                 222,928
     Other current assets.....................................................                      103,707                  48,638
                                                                                              --------------          --------------


          Total current assets................................................                      853,007                 700,156

Property and equipment, at cost, less accumulated
   depreciation and amortization..............................................                      282,743                 228,294
Intangible assets, net of accumulated
   amortization of $66,731 and $32,191, respectively..........................                    1,240,945               1,275,485
Other assets..................................................................                        4,826                   2,685
                                                                                              --------------          --------------


          Total Assets........................................................                 $  2,381,521            $  2,206,620
                                                                                              ==============          ==============


Liabilities and Shareholders' Equity
Current liabilities
     Short-term borrowings....................................................                 $        523            $      1,234
     Current portion of long-term debt........................................                       50,000                  40,000
     Accounts payable.........................................................                       31,289                  27,310
     Accrued expenses and other current liabilities...........................                      233,430                 188,606
                                                                                              --------------          --------------


          Total current liabilities...........................................                      315,242                 257,150

Long-term debt................................................................                      579,370                 609,245
Deferred tax liability........................................................                      205,910                 242,546
Other liabilities.............................................................                        3,285                   5,430
Shareholders' equity
     Preference Shares, $0.01 par value-shares authorized 5,000,000;
       none issued............................................................                            -                       -
     Ordinary Shares, $0.01 par value-shares authorized 150,000,000;
       issued and outstanding 94,830,638 and 94,324,088, respectively.........                          948                     943
     Capital in excess of par value...........................................                      584,920                 572,809
     Retained earnings........................................................                      691,270                 518,912
     Accumulated other comprehensive income (loss)............................                          576                    (415)
                                                                                              --------------          --------------

          Total shareholders' equity..........................................                    1,277,714               1,092,249
                                                                                              --------------          --------------

Commitments and contingencies

          Total Liabilities and Shareholders' Equity..........................                 $  2,381,521            $  2,206,620
                                                                                              ==============          ==============

         See Accompanying Notes to Consolidated Financial Statements.

                          TOMMY HILFIGER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                         For the Fiscal Year Ended
                                                                                                   March 31,
                                                                            ---------------------------------------------------
                                                                              2000                1999                   1998
                                                                            ----------         -----------            ---------
Cash flows from operating activities
 Net income....................................................               $ 172,358           $ 173,717            $113,180
 Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization.............................                  99,396              81,112              29,840
     Deferred taxes............................................                 (79,788)            (15,793)               (410)
     Provision for special charges.............................                  62,153              19,800                   -
     Write-off of property and equipment.......................                       -               1,820                   -
     Changes in operating assets and liabilities
        Decrease (increase) in assets
            Accounts receivable................................                 (34,470)            (24,565)            (24,748)
            Inventories........................................                  (2,549)             (5,556)            (27,100)
            Other assets.......................................                 (13,056)              8,538             (17,520)
        Increase (decrease) in liabilities
            Accounts payable...................................                   3,978              (6,074)             10,205
            Accrued expenses and other liabilities.............                  23,187              26,986              27,335
                                                                             ----------          ----------           ---------

     Net cash provided by operating activities.................                 231,209             259,985             110,782
                                                                             ----------          ----------           ---------
Cash flows from investing activities
 Purchases of property and equipment...........................                (151,984)            (79,422)            (67,814)
 Purchases of investments......................................                       -                   -             (20,000)
 Maturities of investments.....................................                       -                   -              20,000
 Acquisition of businesses, net of cash acquired...............                       -            (735,263)                  -
                                                                            -----------          ----------           ---------

     Net cash used in investing activities.....................                (151,984)           (814,685)            (67,814)
                                                                             ----------          ----------           ---------
Cash flows from financing activities
 Proceeds of long-term debt....................................                  20,000             649,151                   -
 Payments on long-term debt....................................                 (40,000)            (10,000)             (1,510)
 Proceeds from the exercise of stock options...................                   8,933              15,180               5,685
 Repayments of short-term bank borrowings......................                    (711)            (14,732)                  -
                                                                             ----------          ----------           ---------

     Net cash provided by (used in) financing activities.......                 (11,778)            639,599               4,175
                                                                             ----------          ----------           ---------

     Net increase in cash......................................                  67,447              84,899              47,143
Cash and cash equivalents, beginning of period.................                 241,950             157,051             109,908
                                                                             ----------          ----------           ---------

Cash and cash equivalents, end of period.......................               $ 309,397           $ 241,950            $157,051
                                                                             ==========          ==========           =========

         See Accompanying Notes to Consolidated Financial Statements.

                          TOMMY HILFIGER CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (in thousands)

                                                                     Capital in                         Accumulated
                                                                       excess                              other          Total
                                                       Ordinary        of par        Retained        comprehensive    shareholders'
                                                        shares          value        earnings         income (loss)       equity
                                                       -----------   ----------     ------------     --------------   -------------
Balance, March 31, 1997........................           $    744     $164,660        $ 232,015         $     45       $  397,464
  Net income...................................                  -            -          113,180                -          113,180
  Foreign currency translation.................                  -            -                -               30               30
  Exercise of stock options....................                  8        5,677                -                -            5,685
  Tax benefits from exercise of stock options..                  -        2,703                -                -            2,703
                                                         ---------    ---------       ----------        ---------      -----------
Balance, March 31, 1998........................                752      173,040          345,195               75          519,062
  Net income...................................                  -            -          173,717                -          173,717
  Foreign currency translation.................                  -            -                -             (490)            (490)
  Issuance of shares in connection with the
    Acquisition................................                180      377,335                -                -          377,515
  Exercise of stock options....................                 11       15,169                -                -           15,180
  Tax benefits from exercise of stock options..                  -        7,265                -                -            7,265
                                                         ---------    ---------       ----------        ---------      -----------
Balance, March 31, 1999........................                943      572,809          518,912             (415)       1,092,249
  Net income...................................                  -            -          172,358                -          172,358
  Foreign currency translation.................                  -            -                -              991              991
  Exercise of stock options....................                  5        8,928                -                -            8,933
  Tax benefits from exercise of stock options..                  -        3,183                -                -            3,183
                                                         ---------    ---------       ----------        ---------      -----------
Balance, March 31, 2000........................           $    948     $584,920        $ 691,270         $    576       $1,277,714
                                                         =========    =========       ==========        =========      ===========

     Comprehensive income consists of net income and foreign currency translation and totaled $173,349, $173,227 and $113,210 in fiscal 2000, 1999 and 1998, respectively.

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

(d)  Inventories

     Inventories are valued at the lower of cost (weighted average method) or market. Substantially all inventories are comprised of finished goods.

(e)  Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to twenty-five years. Leasehold improvements are amortized using the straight-line method over the lesser of the terms of the leases or the estimated useful lives of the assets. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. The Company's share of the cost of constructing in-store shop displays is capitalized and amortized using the straight-line method over their estimated useful lives. These costs are included in "Furniture and fixtures".

(f)  Intangible Assets

     Intangible assets are comprised principally of goodwill and other intangibles acquired during fiscal 1999 of $645,238 and $594,710, respectively. The principal intangible assets acquired were the licenses between the Acquired Companies (as defined in Note 14) and the Company described in Note 14, which had remaining terms in excess of 40 years. Accordingly, these intangibles and goodwill are being amortized principally over 40 years on a straight-line basis.

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

     Included in the Company's authorized, issued and outstanding shares are 18,091,860 shares issued in connection with the Acquisition (as defined in Note
14). Transfers of these shares are restricted for two years following the date of the Acquisition with additional restrictions during the following three years on transfers of the shares as a block, subject to certain exceptions.

(j)  Revenues

     Net revenues from wholesale product sales are recognized upon shipment of products to customers. Allowances for estimated returns, discounts and doubtful accounts are provided when sales are recorded. Retail store revenues are recognized at the time of sale. Licensing royalties and buying agency fees are recognized as earned.

     Net wholesale sales to major customers as a percentage of total net wholesale sales, for the three-year period ended March 31, 2000 were as follows:


                                Fiscal Year Ended March 31,
                                --------------------------

                               2000          1999      1998
                               ----          ----      ----

          Customer A           22%           20%        22%
          Customer B           18%           18%        22%
          Customer C           16%           14%        15%

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

(l)  Advertising Costs

     Advertising costs are charged to operations when incurred and totaled $57,141, $44,040 and $21,841 during the years ended March 31, 2000, 1999 and
1998, respectively. The increase in advertising costs from fiscal 1998 to fiscal 1999 is principally due to the change in status of the Acquired Companies which made advertising contributions to the Company prior to the Acquisition. Advertising cost of the Acquired Companies was $14,718 in fiscal 1998.

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

(n)  Segments and Foreign Operations

     The Company's operations are reported on the basis of three segments: wholesale, retail, and licensing, as further discussed in Note 9.

     Substantially all of the Company's net revenue and income from operations as well as identifiable assets constitute foreign operations in that the Company is incorporated in the British Virgin Islands ("BVI").

(o)  Stock Options

     The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

(p)  Reclassification of Prior Year Balances

     Certain prior year balances have been reclassified to conform to current year presentation.

Note 2 - Cash Equivalents

     As of March 31, 2000, the balance in Cash and Cash Equivalents was comprised entirely of overnight deposits at several major international financial institutions earning interest at a weighted average interest rate of 5.74%. As part of its ongoing control procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure.

Note 3 - Financial Instruments

Accounts Receivable

     The Company collects the vast majority of its receivables from U.S. customers through a credit company subsidiary of a large financial institution pursuant to an agreement whereby the credit company pays the Company after the credit company receives payment from the Company's customer. The credit company establishes maximum credit limits for each customer account. If the receivable becomes 120 days past due, or the customer becomes bankrupt or insolvent, the full amount of the receivable is reimbursable by the credit company. The Company has a similar arrangement with another large financial institution for credit services to its Canadian subsidiary. In both cases the Company believes that the credit risk associated with such financial institutions is minimal.

     The Company also grants credit directly to certain select customers in the normal course of business without participation by a credit company. In such cases the Company monitors its credit exposure limits to avoid any significant concentration of risk. Bad debts have been minimal.

Interest Rate Risk Management

     Interest rate protection is used very selectively on certain borrowing transactions. Such contracts are integral to the underlying borrowing transaction and are therefore not recognized at fair value at any balance sheet date. Following the announcement of the proposed Acquisition on February 1, 1998, the Company sold U.S. Treasury futures contracts to protect against the potential increase in interest rates which would be in effect upon the funding of the Acquisition. These contracts generated gains of $3,737, resulting from changes in the market values of the futures contracts through the time of transaction financing, which are being amortized as adjustments to interest expense over the appropriate debt amortization periods. No interest rate protection agreements existed at March 31, 2000.

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

     Gains and losses on such forward contracts are recognized at the time the underlying hedged transaction is completed or recognized in earnings. At March 31, 2000, the Company had contracts to exchange foreign currencies, principally the Canadian dollar, Japanese yen and the Euro, having a total notional amount of $23,313. No significant gain or loss was inherent in such contracts at March 31, 2000.

Fair Value of Other Financial Instruments

     The fair value of the Company's cash and cash equivalents is equal to their carrying value at March 31, 2000. The fair value of the Company's 2003 and 2008 Notes, having a face value of $450,000 is approximately $405,000 based on quoted market prices as of March 31, 2000. Management believes that the fair value of the term and revolving loans approximate the carrying value of $180,000 since these loans are stated at floating rates. However, prices for the loans are not quoted and management believes that such loans have not been traded. The fair value of the Company's other monetary assets and liabilities approximate carrying value due to the relatively short-term nature of these items.

Note 4 - Property and Equipment

     Property and equipment consists of the following:


                                                         March 31,
                                                 ------------------------
                                                    2000          1999
                                                 ----------     ---------


     Furniture and fixtures...............         $283,826     $ 208,662
     Leasehold improvements...............           38,601        59,567
     Buildings and land...................          102,080        47,076
     Machinery and equipment..............           28,472        26,643
                                                   --------     ---------
                                                    452,979       341,948
     Less: accumulated depreciation and
      amortization........................          170,236       113,654
                                                   --------     ---------
                                                   $282,743     $ 228,294
                                                   ========     =========


Note 5 - Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities are comprised of the following:

                                                     March 31,
                                              -----------------------
                                                 2000          1999
                                               ---------    ---------

     Letters of credit payable............      $ 62,535     $ 48,081
     Accrued compensation.................        41,026       48,569
     Income taxes payable.................        23,715        7,623
     Other................................       106,154       84,333
                                               ---------    ---------
                                                $233,430     $188,606
                                               =========    =========

Note 6 - Long-Term Debt

  Long-term debt consists of the following:

                                                        March 31,
                                                 ----------------------
                                                    2000         1999
                                                 ---------    ---------


Term and revolving credit facilities at
 a weighted average interest rate of
 approximately 6.49% and 5.66%
 at March 31, 2000 and 1999,
 respectively...............................      $180,000      $200,000
Unsecured 6.85% notes due June 1, 2008,
 less unamortized discount of $396
 at March 31, 2000..........................       199,604       199,555
Unsecured 6.50% notes due June 1, 2003,
 less unamortized discount of $234
 at March 31, 2000..........................       249,766       249,690
Less current maturities.....................       (50,000)      (40,000)
                                                 ---------     ---------
                                                  $579,370      $609,245
                                                 =========     =========


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

     The term and revolving credit facilities (the "Credit Facilities"), which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility which was borrowed by TH USA in connection with the Acquisition. The revolving credit facility is available for letters of credit, working capital and other general corporate purposes. As of March 31, 2000, $152,538 of the available borrowings had been used to open letters of credit and $20,000 had been borrowed to finance a portion of the purchase price of the property which houses the Company's design and production offices.

     Borrowings under the term loan facility are repayable in quarterly installments as follows: $50,000 in each of fiscal 2001 and 2002; and $60,000 in fiscal 2003.

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

     The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of March 31, 2000.


Note 7 - Commitments and Contingencies

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


     Fiscal Year Ending March 31,
     ----------------------------
     2001..............  $23,734
     2002..............   24,258
     2003..............   19,177
     2004..............   15,164
     2005..............   12,154
     Thereafter........   73,536


     Rent expense was $20,902, $16,362 and $12,551 for the years ended March 31, 2000, 1999 and 1998, respectively.

Letters of credit

     TH USA is contingently liable for unexpired bank letters of credit at March 31, 2000 of $90,003 related to commitments for the purchase of inventories.


Legal matters

     Saipan Litigation.  On January 13, 1999, two actions were filed against the
     -----------------
Company and other garment manufacturers and retailers asserting claims that garment factories located on the island of Saipan, which allegedly supply product to the Company and other co-defendants, engage in unlawful practices relating to the recruitment and employment of foreign workers. One action, brought in San Francisco Superior Court (the "State Action"), was filed by a union and three public interest groups alleging unfair competition and false advertising by the Company and others. It seeks equitable relief, restitution and disgorgement of profits relating to the allegedly wrongful conduct, as well as interest and an award of fees to the plaintiffs' attorneys. The other, an action seeking class action status initially filed in Federal Court for the Central District of California and subsequently transferred to the Federal Court in the District of Hawaii (the "Federal Action"), was brought on behalf of an alleged class consisting of the Saipanese factory workers. The defendants include both companies selling goods purchased from factories located on the island of Saipan and the factories themselves. This complaint alleges claims under RICO, the Alien Tort Claims Act, Federal anti-peonage and indentured servitude statutes and state and international law. It seeks equitable relief and damages, including treble and punitive damages, interest and an award of fees to the plaintiffs' attorneys.

     In addition, the same law firm that filed the State Action and the Federal Action has filed an action seeking class action status in the Federal Court in Saipan. This action is brought on behalf of Saipanese garment factory workers against the Saipanese factories and alleges violation of Federal and Saipanese wage and employment laws. The Company is not a defendant in this action.

     The Company has entered into settlement agreements with the plaintiffs in the Federal Action and in the State Action. As part of these agreements, the Company specifically denies any wrongdoing or any liability with regard to the claims made in the Federal Action and the State Action. The settlement agreement provides for a monetary payment, in an amount which is not material to the Company's financial position or results of operations, to a class of plaintiffs in the Federal Action, as well as the creation of a monitoring program for factories in Saipan. The settlement must be approved by the Federal Court, and a class of plaintiffs certified. The hearing on settlement approval and preliminary class certification is presently scheduled for July 2000.

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

     The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their businesses. In the opinion of the Company's management, based on advice of counsel, the resolution of these matters will not have a material effect on the Company's financial position or its results of operations.

Note 8 - Income Taxes

     The components of the provision for income taxes are as follows:

                                                               Fiscal Year Ended March 31,
                                                   --------------------------------------------------
                                                      2000                1999                1998
                                                   ----------           ---------           ---------
Current:
     U.S. Federal.......................            $  92,332            $ 60,530            $ 48,463
     State and Local....................               25,850              10,149               5,810
     Non-U.S............................               16,779              17,768               1,727
                                                   ----------           ---------           ---------
                                                      134,961              88,447              56,000
                                                   ----------           ---------           ---------


Deferred:
     U.S. Federal.......................              (55,683)            (12,305)               (510)
     State and Local....................              (24,105)             (3,488)                100
     Non-U.S............................                    -                   -                   -
                                                   ----------           ---------           ---------
                                                      (79,788)            (15,793)               (410)
                                                   ----------           ---------           ---------
Provision for income taxes..............            $  55,173            $ 72,654            $ 55,590
                                                   ==========           =========           =========



     Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                              March 31,
                                                   ------------------------------
                                                       2000               1999
                                                   -----------        -----------
Deferred tax assets - current:
     Inventory costs....................            $    8,479         $    5,940
     Accrued marketing costs............                45,800             18,150
     Accrued compensation...............                 6,541              2,615
     Other items, net...................                16,387              7,349
                                                   -----------        -----------
                                                        77,207             34,054
                                                   -----------        -----------


Deferred tax assets (liabilities)
- non-current:
     Depreciation and amortization......                30,173              7,798
     Intangible assets, other
      than goodwill                                   (243,737)          (250,344)
     Other, net.........................                 7,654                  -
                                                   -----------        -----------
                                                      (205,910)          (242,546)
                                                   -----------        -----------


Total net deferred tax liabilities......            $ (128,703)        $ (208,492)
                                                   ===========        ===========

     The U.S. and non-U.S. components of income before income taxes are as follows:

                                                      Fiscal Year Ended March 31,
                                             ---------------------------------------------
                                                2000              1999             1998
                                             ----------        ----------       ----------
U.S.....................................      $  82,965         $ 121,437        $ 136,793
Non-U.S.................................        144,566           124,934           31,977
                                             ----------        ----------       ----------
                                              $ 227,531         $ 246,371        $ 168,770
                                             ==========        ==========       ==========

     The provision for income taxes differs from the amounts computed by applying the applicable U.S. federal statutory rate to income before taxes as follows:

                                                      Fiscal Year Ended March 31,
                                             --------------------------------------------
                                                2000             1999              1998
                                             ----------        ---------        ---------
Provision for income taxes at the
   U.S. federal statutory rate..........      $  79,636         $ 86,230         $ 59,070
State and local income taxes, net of
   federal benefits.....................          1,330            4,330            3,841
Non-U.S. income taxed at different
   rates................................        (34,950)         (27,529)         (10,031)
Goodwill amortization...................          5,787            5,691                -
Other...................................          3,370            3,932            2,710
                                             ----------        ---------        ---------
Provision for income taxes..............      $  55,173         $ 72,654         $ 55,590
                                             ==========        =========        =========

     THC is not taxed on income in the BVI, where it is incorporated. THC's subsidiaries are subject to taxation in the jurisdictions in which they operate.

     Provision has not been made for taxes on undistributed non-BVI earnings of $348,412 at March 31, 2000, as those earnings have been and will continue to be reinvested. As a result of various tax planning strategies available to the Company, it is not practical to estimate the amount of tax, if any, that might be payable on the eventual remittance of such earnings.


Note 9 - Segment Reporting

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

                                                Wholesale               Retail                Licensing                Total
                                            ----------------       ----------------       -----------------       ----------------
Fiscal year ended March 31, 2000
--------------------------------
     Total segment revenue                       $1,635,242               $280,255                $120,256             $2,035,753
     Segment profits                                269,472                 73,548                  77,190                420,210
     Depreciation and amortization
        included in segment profits                  46,090                  9,179                   1,171                 56,440

Fiscal year ended March 31, 1999
--------------------------------
     Total segment revenue                       $1,364,946               $214,637                $106,308             $1,685,891
     Segment profits                                275,312                 44,183                  60,645                380,140
     Depreciation and amortization
        included in segment profits                  32,532                  7,686                   1,228                 41,446

Fiscal year ended March 31, 1998
--------------------------------
     Total segment revenue                       $  587,922               $196,066                $ 90,337             $  874,325
     Segment profits                                 98,275                 50,015                  57,274                205,564
     Depreciation and amortization
        included in segment profits                  17,462                  4,169                     934                 22,565

     A reconciliation of total segment revenue to consolidated net revenue is as follows:

                                                        Fiscal Year Ended March 31,
                                              ------------------------------------------------
                                                 2000                1999              1998
                                              -----------         -----------        ---------
Total segment revenue                          $2,035,753          $1,685,891         $874,325
Intercompany revenue                              (58,573)            (48,818)         (27,215)
                                              -----------         -----------        ---------
Consolidated net revenue                       $1,977,180          $1,637,073         $847,110
                                              ===========         ===========        =========

     Intercompany revenue represents buying agency commissions from consolidated subsidiaries.

     A reconciliation of total segment profits to consolidated income before income taxes is as follows:

                                                        Fiscal Year Ended March 31,
                                              ----------------------------------------------
                                                 2000              1999              1998
                                              ----------        ----------        ----------
Segment profits                                 $420,210          $380,140          $205,564
Corporate expenses not allocated                 102,558            80,059            42,549
Special charge                                    62,153            19,800                 -
Interest income (expense), net                   (27,968)          (33,910)            5,755
                                              ----------        ----------        ----------
Consolidated income before income taxes         $227,531          $246,371          $168,770
                                              ==========        ==========        ==========

     The Company is domiciled in the BVI; accordingly all sales outside the BVI are considered foreign. Countries representing 5% or more of consolidated net revenue are as follows:

                                                        Fiscal Year Ended March 31,
                                              ----------------------------------------------
                                                  2000              1999             1998
                                              ------------      ------------      ----------
United States                                   $1,855,968        $1,529,465        $826,419
Canada                                              88,680            82,465           4,100
Other                                               32,532            25,143          16,591
                                              ------------      ------------      ----------
Consolidated net revenue                        $1,977,180        $1,637,073        $847,110
                                              ============      ============      ==========

     The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Note 10 - Related Parties

     See related disclosures in Note 14 - Acquisition of Womenswear, Jeanswear and Canadian Licensees.

     The Company is party to a geographic license agreement for Europe and certain other countries with Tommy Hilfiger Europe B.V., a related party. Under this agreement, the licensee pays Tommy Hilfiger Licensing, Inc., a subsidiary of THC ("THLI"), a royalty based on a percentage of the value of licensed products sold by the licensee. Except with the approval of THLI, all products sold by or through the licensee must be purchased through Tommy Hilfiger (Eastern Hemisphere) Limited, a subsidiary of THC ("THEH"), or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. The distribution of products under this arrangement began in fiscal 1998. Results of operations include $6,372, $4,748 and $1,641, for the years ended March 31, 2000, 1999 and 1998, respectively, of royalties and commissions under this arrangement.

     The Company is party to a geographic license agreement for Japan with Novel-ITC Licensing Limited ("NIL"), a related party. Under the license agreement, NIL pays THLI a royalty based on a percentage of the value of licensed products sold by NIL's sublicensee. Except with the approval of THLI, all products sold by or through NIL or its sublicensee must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. Pursuant to this arrangement, royalties and commissions totaled $3,429, $3,119 and $4,211 in fiscal 2000, 1999 and 1998, respectively.

     During fiscal 1999 and 1998, the Company was party to the Pepe United States License and the Pepe International License (each as defined in Note 14). Under this license arrangement, which terminated as a result of the Acquisition, the Company received royalties based upon a percentage of net sales of licensed products. The fiscal 1999 and 1998 results of operations include $1,990 and $19,016, respectively, of such royalties. In addition, in connection with the Pepe United States License, the licensee leased certain space at the Company's U.S. headquarters, for which rent of $22 and $262 was received by the Company in fiscal 1999 and 1998, respectively. Prior to the Acquisition, TH USA purchased finished goods in the ordinary course of business from the licensees. Such purchases amounted to $1,004 and $8,400 during the fiscal years ended March 31, 1999 and 1998, respectively.

     TH USA purchases finished goods in the ordinary course of business from other affiliated companies. Such purchases amounted to $64,670, $47,734 and $14,600 during the fiscal years ended March 31, 2000, 1999 and 1998, respectively. In addition, contractors of the Company purchase raw materials in the ordinary course of business from affiliates of the Company. Such purchases amounted to $9,364, $15,051 and $5,930 during the fiscal years ended March 31, 2000, 1999 and 1998, respectively. The significant increase in 1999 reflects the inclusion of purchases made by the Acquired Companies.

     Under the Canadian License (as defined in Note 14), which terminated as a result of the Acquisition, the Company received a royalty from the licensee based upon a percentage of net sales of licensed products and a buying agency commission based on a percentage of the cost of goods sourced on behalf of the licensee. Results of operations include $399 and $3,885 for the years ended March 31, 1999 and 1998, respectively, for royalties and commissions earned from this licensee.

     TH USA sells merchandise in the ordinary course of business to a retail store that is owned by a relative of a director and executive officer of the Company. Sales to this customer amounted to approximately $522, $732 and $476 during the years ended March 31, 2000, 1999 and 1998, respectively.

     In connection with the shareholder derivative litigation described in Note 7 above, the Company agreed to advance legal fees and other expenses to the Company's directors. Each director delivered a written undertaking to repay the Company in the event that a court ultimately determines that such director was not entitled to indemnification. An aggregate of approximately $600 was advanced pursuant to these arrangements in fiscal 1999.

     THEH has two consulting agreements with affiliates. THEH paid fees of $1,000, $1,000 and $875 under these agreements during the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

     Under the terms of an agreement with an affiliate, Tommy Hilfiger (HK) Limited, a subsidiary of THC ("THHK"), reimburses the affiliate for certain general and administrative expenses incurred by the affiliate on behalf of THHK. Payments made to the affiliate for the years ended March 31, 2000, 1999 and 1998 were $401, $133 and $77, respectively.


Note 11 - Retirement Plans

     The Company maintains employee savings plans for eligible U.S. employees. The Company's contributions to the plans are discretionary with matching contributions of up to 50% of employee contributions of up to 5% of employee compensation through December 31, 1999 and 6% beginning January 1, 2000. For the years ended March 31, 2000, 1999 and 1998, the Company made plan contributions of $1,486, $1,171 and $568, respectively.

     Effective January 1, 1998, the Company adopted a supplemental executive retirement plan which provides certain members of senior management with a supplemental pension. The supplemental executive retirement plan is an unfunded plan for purposes of both the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974. Included in accrued expenses and other current liabilities is $3,600 and $1,600 at March 31, 2000 and 1999, respectively, related to this plan.

     Effective January 1, 1998, the Company adopted a voluntary deferred compensation plan which provides certain members of senior management with an opportunity to defer a portion of base salary or bonus pursuant to the terms of the plan. The voluntary deferred compensation plan is an unfunded plan for purposes of both the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974. Included in accrued expenses and other current liabilities is $350 and $128 at March 31, 2000 and 1999, respectively, related to this plan.


Note 12 - Stock Option Plans

     In September 1992, the Company and its subsidiaries adopted stock option plans (the "Plans") authorizing the issuance of an aggregate of up to 5,940,000 Ordinary Shares to directors, officers and employees of the Company and its subsidiaries. Through March 2000, a total of

13,500,000 additional Ordinary Shares of THC were authorized and reserved for issuance under the Plans. In August 1994, the Board of Directors and shareholders of the Company approved the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan (the "Directors Option Plan"). Under the Directors Option Plan, directors who are not officers or employees of the Company are eligible to receive stock option grants. The total number of Ordinary Shares for which options may be granted under the Directors Option Plan may not exceed 400,000 Ordinary Shares in the aggregate, subject to certain adjustments. Options vest in equal installments over periods ranging from 1-6 years with a maximum term of 10 years. The exercise price of all options granted under the Plans and the Directors Option Plan is the market price on the dates of grant.

     Transactions involving the Plans and the Directors Option Plan are summarized as follows:

                                                                           Weighted Average
                                                                               Exercise
                                                     Option Shares          Price Per Share
                                                  ----------------         ----------------
Outstanding as of March 31, 1997                         3,777,140               $15.63

Granted.............................                     2,717,900               $21.10
Exercised...........................                      (616,810)              $ 9.22
Canceled............................                      (625,160)              $20.23
                                                  ----------------
Outstanding as of March 31, 1998                         5,253,070               $18.67

Granted.............................                     3,713,600               $26.00
Exercised...........................                    (1,116,360)              $13.50
Canceled............................                      (876,860)              $22.71
                                                  ----------------
Outstanding as of March 31, 1999                         6,973,450               $22.89

Granted.............................                     4,757,125               $16.69
Exercised...........................                      (506,550)              $17.59
Canceled............................                    (1,160,120)              $25.65
                                                  ----------------
Outstanding as of March 31, 2000                        10,063,905               $19.92
                                                  ================

     Options exercisable at March 31, 2000, 1999 and 1998 were 982,620, 623,870 and 1,055,140, respectively, at weighted average exercise prices of $18.78, $15.54 and $12.43, respectively.

     The following table summarizes information concerning currently outstanding and exercisable options:

                                       Options  Outstanding                           Options Exercisable
                       ----------------------------------------------------     -------------------------------

                                               Weighted
                                                Average            Weighted                         Weighted
                                               Remaining           Average                          Average
     Range of                Number           Contractual          Exercise        Number           Exercise
 Exercise Prices          Outstanding            Life                Price      Exercisable          Price
--------------------------------------------------------------------------------------------------------------
 $3.75 - $11.53             3,659,805            9.46             $11.34            211,350           $ 8.50

$11.94 - $23.00             2,221,140            7.33             $19.07            536,220           $19.67

$23.06 - $25.23             2,446,050            8.19             $25.08            155,810           $25.04

$25.69 - $40.06             1,736,910            8.49             $31.82             79,240           $27.89
                           ----------            ----             ------            -------           ------
                           10,063,905            8.52             $19.92            982,620           $18.78
                           ==========            ====             ======            =======           ======

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for stock options granted in 2000, 1999 and 1998. Had compensation cost been recorded based upon the fair value at the grant dates as an alternative provided by SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income and diluted earnings per share would have been reduced by approximately $10,153 and $0.10, respectively, in 2000, $8,221 and $0.09, respectively, in 1999 and $4,824 and $0.06, respectively, in 1998. These amounts are for disclosure purposes only and may not be representative of future calculations since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair values of options granted were estimated at $8.24 in 2000, $14.70 in 1999 and $10.69 in 1998 on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: volatility of 44%, 43% and 43%; risk free interest rate of 6.4%, 5.4% and 6.5%; expected life of 5.6 years, 6.0 years and 5.9 years; and no future dividends.

Note 13 - Statements of Cash Flows

                                            Fiscal Year Ended March 31,
                                       ------------------------------------
                                          2000          1999        1998
                                       ----------    ----------  ----------

Supplemental disclosure of cash
flow information:
   Cash paid during the year:
     Interest                            $ 41,349      $ 28,018     $ 1,142
                                       ==========    ==========   =========
     Income Taxes                        $114,702      $ 89,189     $54,749
                                       ==========    ==========   =========

     The impact of exchange rate movements on cash balances was insignificant in fiscal 2000, fiscal 1999 and fiscal 1998.

Note 14 - Acquisition of Womenswear, Jeanswear and Canadian Licensees

     On May 8, 1998, following the approval by the shareholders of the Company on May 5, 1998, the Company acquired from related parties Pepe Jeans USA, Inc., the Company's United States womenswear and jeanswear licensee ("Pepe USA"), TJ Far East Limited, Pepe USA's buying agency affiliate, and Tomcan Investments Inc., the parent corporation of Tommy Hilfiger Canada Inc. ("TH Canada"), the Company's Canadian licensee (collectively, the "Acquired Companies"), for an aggregate purchase price of $755,760 in cash plus 18,091,860 Ordinary Shares of the Company (the "Acquisition"). The cash portion of the purchase price was funded from a combination of debt financing and cash on hand. The Ordinary Shares were valued at $23.185 per share, the average closing price for the five days before and after the announcement of the Acquisition, reduced by a valuation adjustment of $41,946 to reflect the restriction on the shares.

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

     In connection with the Acquisition, the Company acquired the businesses operated under the Pepe United States License and the Canadian License, the Pepe International License was canceled and the license arrangements for Europe previously covered by the Pepe International License were consolidated under the Pepe European License. Accordingly, the Pepe European License was amended to, among other things, include in its scope men's, women's and children's jeanswear and jeans related apparel (including women's and girls' casualwear) and to increase the minimum sales levels, guaranteed minimum royalties and minimum advertising payments required thereunder. The Pepe European License was also amended to provide the Company certain additional rights in connection with any proposed future transfer of the business conducted under the Pepe European License. In addition, in connection with the Acquisition, a $5,000 note was canceled in consideration for a capital contribution being made to Pepe USA in the same amount as the receivable.

     The Acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of the Acquired Companies are included in the consolidated results of the Company from the date of the Acquisition. The purchase price has been allocated as follows:

     Cash......................................................      $   19,252
     Account receivable........................................          57,343
     Inventories...............................................          67,723
     Other current assets......................................          13,359
     Property and equipment....................................          49,212
     Intangible assets, including goodwill.....................       1,307,376
     Other assets..............................................           1,075
     Short-term bank borrowings................................         (15,965)
     Accounts payable..........................................         (17,183)
     Accrued expenses and other current liabilities............         (51,457)
     Long-term debt............................................         (10,000)
     Deferred tax liability....................................        (252,320)
     Other liabilities.........................................          (2,176)
                                                                     ----------

     Total purchase price......................................      $1,166,239
                                                                     ==========

     The unaudited pro forma combined condensed results of operations of the Company and the Acquired Companies for the years ended March 31, 1999 and 1998, after giving effect to certain pro forma adjustments, are as follows:

                                    Fiscal Year Ended March 31,
                                    ---------------------------
                                       1999             1998
                                    ----------       ----------

Net revenue                         $1,685,523       $1,270,811

Gross profit                           786,657          590,412

Income from operations                 290,089          212,679

Income before taxes                    251,833          166,405
Provision for income taxes              74,383           50,236
Net income                             177,450          116,169

Diluted earnings per share          $     1.87       $     1.24

     The foregoing unaudited pro forma statement of operations data reflect (a) the elimination of certain revenues, cost of sales and royalty expense, (b) amortization of intangible assets, principally over 40 years, (c) incremental management compensation and net interest expense and (d) applicable income tax effects.

Note 15 - Special Charges

     During the quarter ended March 31, 2000, the Company recorded a special charge of $62,153, before income taxes, principally related to the following: a re-direction of the Company's full-price retail store program, which includes the closure of its flagship stores in Beverly Hills, California and London, England; the postponement of the launch of a new women's dress-up division; and the consolidation of the junior sportswear and junior jeans divisions. This charge consisted of provisions of $44,857 for the write-off of fixed assets and operating leases of the Company's flagship stores and the write-off of fixed assets related to the dress-up and junior sportswear divisions, $11,700 for inventory of the junior sportswear division and, to a lesser extent, the flagship stores, and $5,596 for severance and other costs. Inventory provisions have been included in cost of sales. As of March 31, 2000, the balance in the accrued special charge liability of $12,047 consists of $1,652 for severance, $4,416 for adverse inventory commitments and $5,979 for operating leases and other expenses.

     The Company will incur approximately $14,000 of cash charges related to the fiscal 2000 special charges of which approximately $2,500 was paid in the fourth quarter of fiscal 2000. The remaining cash charges are expected to be substantially paid by the end of fiscal year 2001.

     During the first quarter of fiscal 1999, the Company recorded a special charge for non-recurring expenses of $19,800, before income taxes, related to the Acquisition. This special charge consists of provisions of $7,000 for the write-off of the fixed assets and operating leases of the Company's specialty stores, $7,000 for redundant MIS equipment, furniture, fixtures and other equipment, $3,800 for severance and other employee costs and $2,000 for the termination of certain vendor contracts. As of March 31, 2000, the Company has utilized the full provision recorded in fiscal 1999.

Note 16 - Summarized Financial Information

     The following presents summarized financial information of TH USA, a wholly owned subsidiary of THC, and its consolidated subsidiaries, as of March 31, 2000 and 1999 and for each of the three years in the period ended March 31, 2000. TH USA is the issuer and THC is the guarantor of the Notes. The Company has not presented separate financial statements and other disclosures concerning TH USA because management has determined that such information is not material to holders of the Notes.

                                                        March 31,
                                       ----------------------------------------
                                              2000                    1999
                                       ----------------        ----------------


Current assets                               $  611,967              $  595,819
Noncurrent assets                             1,501,533               1,478,790
Current liability due to THC                      7,843                  26,494
Other current liabilities                       269,593                 240,851
Noncurrent liability due to THC                 798,472                 801,511
Other noncurrent liabilities                    801,827                 852,329


                         Fiscal Year Ended March 31,
                        ----------------------------
                           2000              1999          1998
                        ----------        ----------     --------

Net revenue             $1,966,086        $1,625,407     $838,622
Gross profit               834,742           734,157      384,190
Net income                  81,350            74,751       72,415


Note 17 - Quarterly Financial Data (Unaudited)

                                               First              Second             Third              Fourth
                                              Quarter            Quarter            Quarter             Quarter
                                          --------------     --------------     --------------     --------------
2000
----
Net revenue.............................        $419,103           $561,623           $521,204           $475,250
Gross profit............................         197,497            269,187            227,034            179,880
Net income (loss).......................          38,729             76,031             59,117             (1,519)
Basic earnings (loss) per share.........            0.41               0.80               0.62              (0.02)
Diluted earnings (loss) per share.......            0.40               0.79               0.62              (0.02)


1999
----
Net revenue.............................        $287,656           $465,324           $463,233           $420,860
Gross profit............................         134,668            216,546            214,817            198,435
Net income..............................          12,975             56,750             57,759             46,233
Basic earnings per share................            0.15               0.61               0.62               0.49
Diluted earnings per share..............            0.15               0.60               0.61               0.48

     Fiscal 2000 fourth quarter financial data reflects special charges of $62,153, ($36,360 after tax, or $0.38 per diluted share). Fiscal 1999 first quarter financial data reflects special acquisition-related charges of $19,800 ($11,900 after-tax, or $0.13 per diluted share).

     The quarterly financial data for the years ended March 31, 2000 and 1999 are unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present such data fairly.

Note 18 - Share Split

     On June 4, 1999, the Company announced that its Board of Directors had approved and declared a two-for-one split of the Company's Ordinary Shares, par value $.01 per share (the "Ordinary Shares"). The split was effected in the form of a dividend of one Ordinary Share per Ordinary Share issued and outstanding or held by the Company in its treasury (the "Share Split"), and was paid on July 9, 1999 to shareholders of record at the close of business on June 18, 1999. In connection with the Share Split, the Board of Directors of the Company also approved an increase in the number of authorized Ordinary Shares to 150,000,000 from 75,000,000. All earnings per share and share equivalents have been restated to reflect the Share Split.

Note 19 - Share Repurchase Program

     On April 7, 2000 the Company announced that its Board of Directors authorized the repurchase of up to $150 million of its outstanding shares over a period of up to 18 months using available cash.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

Name                     Age     Present Position
----                     ---     ----------------
Silas K.F. Chou          53     Co-Chairman of the Board and Director
Lawrence S. Stroll       40     Co-Chairman of the Board and Director
Thomas J. Hilfiger       49     Honorary Chairman of the Board, Principal Designer and Director
Joel J. Horowitz         49     Chief Executive Officer, President and Director
Benjamin M.T. Ng         37     Chief Financial Officer, Executive Vice President-Strategic Development,
                                Assistant Secretary and Director
Ronald K.Y. Chao         61     Director
Lester M.Y. Ma           53     Director
Joseph M. Adamko         67     Director
Clinton V. Silver        70     Director
Simon Murray             60     Director
Joel H. Newman           59     Chief Administrative Officer and Executive Vice President-Finance
Arthur Bargonetti        66     Senior Vice President-Operations
Joseph Scirocco          43     Senior Vice President and Treasurer
Lawrence T.S. Lok        43     Secretary

Silas K.F. Chou has been Co-Chairman of the Board of the Company since 1998 and served as Chairman of the Board from 1992 to 1998. Mr. Chou has been a Director of the Company since 1992. Mr. Chou also has served as an Executive Director of Novel Enterprises Limited ("Novel Enterprises"), where he was appointed as Managing Director in 1996, for more than the past five years and as Chairman of the Board of Novel Denim Holdings Limited, a manufacturer of garments and fabric quoted on the Nasdaq National Market and an affiliate of Novel Enterprises ("Novel Denim"), since 1996. In addition, Mr. Chou has served as Chief Executive Officer of AIHL Investment Holdings Limited, its predecessors and certain of its affiliates (collectively, "AIHL") since 1992 and was Chairman of the Board of Pepe Jeans London Corporation and its predecessor (collectively, "PJLC") from 1992 to 1998.

Lawrence S. Stroll has been Co-Chairman of the Board of the Company since 1998 and served as Chief Executive Officer of Tommy Hilfiger (HK) Limited, a subsidiary of THC ("THHK"), from 1993 to 1998. Mr. Stroll has been a Director of the Company since 1992. In addition, Mr. Stroll has served as Chairman of the Board of AIHL since 1992 and was Group Chief Executive Officer of PJLC from 1993 to 1998.

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

Benjamin M.T. Ng has been a Director of the Company since 1992 and its Chief Financial Officer and Executive Vice President-Strategic Development since 1998. From 1992 to 1998, Mr. Ng served as Executive Vice President-Corporate Finance of the Company. From 1988 to 1991, Mr. Ng was employed in the mergers and acquisitions department at Goldman, Sachs & Co. Mr. Ng devotes a significant portion of his time to matters related to AIHL and its affiliates other than the Company.

Ronald K.Y. Chao has been a Director of the Company since 1992. In 1996, Mr. Chao was appointed as Vice Chairman of Novel Enterprises. For more than five years prior thereto, Mr. Chao served as the Managing Director of Novel Enterprises. In addition, Mr. Chao has served as a director of Novel Denim since 1997.

Lester M.Y. Ma has been a Director of the Company since 1992 and served as its Treasurer from 1996 to 1997. Mr. Ma has been an Executive Director and Group Chief Accountant of Novel Enterprises for more than the past five years. In addition, Mr. Ma has been a director of Novel Denim since 1992 and its Treasurer since 1997.

Joseph M. Adamko has been a Director of the Company since 1993. Since 1992, Mr. Adamko has been Vice Chairman and a director of Sterling Bancorp and Sterling National Bank. Prior thereto, Mr. Adamko was employed by Manufacturers Hanover Trust Company of New York in a variety of positions for over 30 years, including most recently as a Managing Director.

Clinton V. Silver has been a Director of the Company since 1994. Mr. Silver was employed by Marks & Spencer plc, an international retailer based in London, as Deputy Chairman from 1991 to 1994 and as a consultant from 1994 to 1999. In addition, Mr. Silver served as a director of Marks & Spencer plc from 1974 to 1994 and as Joint Managing Director from 1990 to 1994.

Simon Murray has been a Director of the Company since 1997. From 1993 to 1997, Mr. Murray was the Executive Chairman Asia Pacific of Deutsche Bank AG and he is currently the Chairman of General Enterprise Management Services Limited, a private equity fund management company sponsored by Simon Murray & Company Ltd and Deutsche Bank. Mr. Murray is also a director of a number of public companies in the Far East, including Hutchison Whampoa Limited and Orient Overseas (International) Limited, and other companies in Europe, including Hermes International and Vivendi of France.

Joel H. Newman has been the Company's Chief Administrative Officer and Executive Vice President-Finance since 1998. From 1997 to 1998, Mr. Newman served as Executive Vice

President-Operations of the Company. Since 1993, Mr. Newman has also held various senior operations and financial positions with TH USA. Prior to joining the Company, Mr. Newman held various senior operations and financial positions with major companies in the apparel wholesale and retail industries.

Arthur Bargonetti has been Senior Vice President-Operations of the Company since 1998. From 1994 to 1998, Mr. Bargonetti served as Chief Operating Officer and Executive Vice President of Pepe USA. Prior thereto, Mr. Bargonetti was the Chief Operating Officer and Executive Vice President of Bidermann Industries U.S.A., Inc.

Joseph Scirocco has been Senior Vice President and Treasurer of the Company since 1997. Prior to joining the Company, Mr. Scirocco was employed in the Retail and Consumer Products Group of Price Waterhouse LLP, where he served as an Audit Partner since 1990.

Lawrence T.S. Lok has been Secretary of the Company and Novel Enterprises since 1994. In addition, Mr. Lok has been Secretary of Novel Denim since 1997. Mr. Lok has also been Deputy Financial Controller of Novel Enterprises for more than the past five years.

Ronald K.Y. Chao and Silas K.F. Chou are brothers.


Terms of Directors

  The Company's Board of Directors is divided into three classes with staggered three-year terms. At each Annual Meeting of Shareholders, the successors of the class of directors whose terms expire at such meeting are elected for three-year terms. The terms of Messrs. Stroll, Ng, Ma and Silver expire in 2000; the terms of Messrs. Horowitz, Chao and Murray expire in 2001; and the terms of Messrs. Chou, Hilfiger and Adamko expire in 2002.


Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Exchange Act requires the Company's officers and directors, and certain persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.

  Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all
Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended March 31, 2000 have been complied with on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth the compensation paid and accrued by the Company and its subsidiaries for the fiscal years ended March 31, 2000, 1999 and 1998 to the Company's chief executive officer and the four other most highly compensated executive officers (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                    Annual Compensation          Compensation
                                                   --------------------          ------------
                                                                                    Awards
                                                                                    ------
                                                                                  Securities
                                        Fiscal                                    Underlying           All Other
   Name and Principal Position           Year      Salary ($)     Bonus ($)     Stock Options (#)   Compensation ($)
   ---------------------------           ---       ----------     ---------     -----------------   ----------------
Joel J. Horowitz.....................   2000          581,600     16,631,000            --               5,100(1)
   Chief Executive Officer and          1999          540,000     15,374,000            --               4,000
   President                            1998          505,000      9,343,000            --                  --

Thomas J. Hilfiger...................   2000       26,851,000             --            --               5,100(1)
   Honorary Chairman and                1999       22,275,000             --            --               4,000
   Principal Designer                   1998       10,464,000      3,500,000(2)         --                  --

Silas K.F. Chou......................   2000          750,000(3)     750,000            --                  --
   Co-Chairman of the Board             1999          750,000(3)   1,750,000            --                  --
                                        1998          750,000(3)     325,000            --                  --

Lawrence S. Stroll...................   2000          750,000(4)     750,000
   Co-Chairman of the Board             1999          750,000(4)   1,750,000            --                  --
                                        1998          625,000(4)     325,000            --                  --

Benjamin M.T. Ng.....................   2000          625,000      1,093,750        35,000               5,100(1)
   Chief Financial Officer              1999          257,500      1,442,500            --               4,742
   and Executive Vice President-        1998          257,500        700,000        10,000               4,629
   Strategic Development

________

(1) Amount represents employer matching contribution under the Tommy Hilfiger U.S.A. 401(k) Profit Sharing Plan.
(2) This bonus is payable on a deferred basis. See "Certain Employment Agreements."
(3) Includes 50% of the fees paid pursuant to a consulting agreement between Tommy Hilfiger (Eastern Hemisphere) Limited, a subsidiary of THC ("THEH"), and Fasco International, Inc. ("Fasco International"), a subsidiary of Sportswear Holdings Limited ("Sportswear"). See "Certain Relationships and Related Transactions."
(4) Includes (i) 50% of the fees paid pursuant to a consulting agreement between THEH and Fasco International, and (ii) all of the fees paid pursuant to a consulting agreement between THEH and another affiliate of Mr. Stroll. See "Certain Relationships and Related Transactions."

Stock Option Grants

     The following table sets forth information regarding grants of stock options during fiscal year 2000 made to the only Named Executive Officer who has received Company option grants.

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR


                         Individual Grants                                        Grant Date Value (1)
      ------------------------------------------------------------------          --------------------
                    Number of       Percent of
                   Securities      Total Stock
                   Underlying        Options
                      Stock         Granted to        Exercise or
                     Options       Employees in       Base Price   Expiration           Grant Date
      Name         Granted (#)     Fiscal Year (2)      ($/Sh)        Date           Present Value($)
      ----         ----------      --------------     --------        ----           -----------------
Benjamin M.T. Ng   35,000                0.73%        11.53125     02/25/10                186,981

 ________________

(1) The fair value of these options on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions: volatility of 44%; risk-free interest rate of 6.7%; expected life of 5 years; and no future dividends. The dollar amount in this column is not intended to forecast potential future appreciation, if any, of the Company's Ordinary Shares.

(2) This percentage is calculated with respect to stock options granted under the Plans (as defined under "Stock Option Plans" below) during the last fiscal year. The stock options granted to Mr. Ng during the last fiscal year were non-qualified options granted pursuant to the Plans. Such options become exercisable in 20% increments each April 30, commencing April 30, 2000. See "Stock Option Plans".


Stock Option Exercises and Fiscal Year-End Option Values

     The following table sets forth information regarding stock option exercises during fiscal year 2000 by the only Named Executive Officer who has received Company option grants, and the values of such officer's unexercised options as of March 31, 2000.



          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                            YEAR-END OPTION VALUES

                                                         Number of Unexercised Stock    Value of Unexercised In-the-
                         Shares                                  Options at                Money Stock Options at
                       Acquired on         Value             Fiscal Year-End (#)            Fiscal Year-End ($)
       Name           Exercise (#)      Realized ($)      Exercisable/Unexercisable       Exercisable/Unexercisable
       ----           ------------      -------------   -----------------------------   ---------------------------
Benjamin M.T. Ng      120,000           3,122,738               60,000/45,000                       0/103,906


Certain Employment Agreements

     Subsidiaries of the Company had employment agreements with Messrs. Hilfiger and Horowitz during fiscal year 2000.

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

     The employment agreement with Mr. Horowitz provides for his employment as Chief Executive Officer of the Company and TH USA until March 31, 2004. The agreement provided for an annual base salary in fiscal year 2000 of $581,600. The base salary is subject to increase each year by the average percentage increase for all employees of TH USA.

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

     On August 6, 1998, the Company's Compensation Committee approved and the Board of Directors adopted, and on November 2, 1998, the shareholders approved, the renewal of the Tommy Hilfiger U.S.A., Inc. Supplemental Executive Incentive Compensation Plan (the "SEIC Plan"), which was scheduled to terminate on April 1, 1999, for each of the five fiscal years in the period ending March 31, 2004. The purpose of the SEIC Plan is to provide a significant and flexible economic opportunity to Mr. Horowitz, Chief Executive Officer and President of the Company and Chief Executive Officer of TH USA, in an effort to reward his contribution to the Company and its subsidiaries. The SEIC Plan is administered by the Company's Compensation Committee and provides for a cash award to Mr. Horowitz equal to 5 percent of the Company's consolidated earnings before depreciation, interest on financing of fixed assets, non-operating expenses and taxes ("operating earnings"). Awards under the plan are calculated and paid quarterly based on 3.75 percent of operating earnings for the first three fiscal quarters, with the remaining amount of the bonus (based on the 5 percent rate) payable at the end of the fiscal year. The amount of the award is reduced by the amount of any other bonuses paid or payable under any employment or bonus agreement between the Company or TH USA and Mr. Horowitz. The SEIC Plan does not contain any cap on the maximum amount of the bonus payable thereunder. The SEIC Plan bonus payable to Mr. Horowitz in respect of fiscal year 2000 was $16,631,000. While the Company believes that compensation payable pursuant to the SEIC Plan will be deductible for federal income tax purposes pursuant to
Section 162(m), there can be no assurance in this regard.

     The employment agreements with Messrs. Hilfiger and Horowitz also provide that such executives are eligible to receive additional annual bonuses at the discretion of TH USA's Board of Directors or Compensation Committee. If, however, compensation is awarded based on an arrangement that does not satisfy the requirements of Section 162(m), the Company would not be allowed to deduct for tax purposes any payments in excess of the $1,000,000 limitation. The Compensation Committee approved a discretionary bonus of $3,500,000 for Mr. Hilfiger in fiscal year 1998, which was granted on a deferred basis as described below (the "Deferred Bonus").

     The Deferred Bonus (and any interest accrued thereon) will be paid in annual installments on the last day of each fiscal year of the Company in the largest possible amounts that can be paid, after taking into account any base salary and other compensation in that fiscal year which would be counted for purposes of Section 162(m), and still be fully deductible under such regulations. The unpaid portion of the Deferred Bonus accrues interest at a rate equal to TH USA's bank borrowing rate. While the Company believes that such Deferred Bonus payments will be deductible for federal income tax purposes pursuant to Section 162(m), there can be no assurance in this regard.


Stock Option Plans

Tommy Hilfiger U.S.A. and Tommy Hilfiger (Eastern Hemisphere) Limited 1992 Stock Incentive Plans

     In September 1992, the Company and its subsidiaries adopted stock options plans (collectively, the "Plans") authorizing the issuance of an aggregate of up to 5,940,000 Ordinary Shares to directors, officers and employees of the Company and its subsidiaries. Through March 2000, a total of 13,500,000 additional Ordinary Shares were authorized and reserved for issuance under the Plans. The number of Ordinary Shares subject to the Plans is subject to certain adjustments as provided in the Plans.

     Currently, over half of the full-time employees of the Company and its subsidiaries are participants in the Plans. Messrs. Chou, Stroll, Hilfiger, Horowitz and Chao are not eligible for grants under the Plans.

     The Plan for employees of TH USA and its subsidiaries is administered by the Compensation Committee of the Board of Directors of TH USA and the Plan for employees of the Company's Far East subsidiaries is administered by the Company's Compensation Committee. Under the Plans, awards may include stock options, stock appreciation rights and restricted stock. An option or right granted under the Plans must have an exercise price of not less than market value at the date of grant.

     Options may be exercisable at such times, in such amounts, in accordance with such terms and conditions and subject to such restrictions as are set forth in the option agreement evidencing the grant of such options. In addition, the grants may provide for acceleration or immediate vesting in the event of a change of control of the Company or its subsidiaries.


Non-Employee Directors Stock Option Plan

     In August 1994, the Board of Directors and shareholders of the Company approved the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan (the "Directors Option Plan"). Options for up to 400,000 Ordinary Shares, subject to certain adjustments, may be granted under the Directors Option Plan. Each director who is not an officer or employee of the Company or any subsidiary of the Company (a "Non-Employee Director") receives an initial stock option to purchase 20,000 Ordinary Shares, and subsequent annual grants of options to purchase 2,000 Ordinary Shares, in each case at a price equal to the fair market value at the time of the grant of the Ordinary Shares subject to such stock option.

     The Directors Option Plan is administered by the Company's Compensation Committee. However, grants of stock options to participants under the Plan and the amount, nature and timing of the grants are not subject to the determination of such committee.

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


Compensation Committee Interlocks and Insider Participation

     The Company's Compensation Committee consists of Mr. Adamko, who is the Chairman, Mr. Silver and Mr. Murray.

     Sportswear, a British Virgin Islands corporation, is indirectly 50% owned by Westleigh Limited, a British Virgin Islands corporation privately owned by members of the Chao family (including Messrs. Silas K.F. Chou, Co-Chairman of the Board and a Director of the Company, and Ronald K.Y. Chao, a Director of the Company) and an affiliate of Novel Enterprises ("Westleigh"), and 50% owned by Flair Investment Holdings Limited, a British Virgin Islands corporation in which Mr. Stroll, Co-Chairman of the Board and a Director of the Company, has an indirect beneficial ownership interest ("Flair"). AIHL is owned 67.9% by Sportswear, 21.825% by Mr. Hilfiger, Honorary Chairman of the Board, Principal Designer and a Director of the Company, 7.275% by Mr. Horowitz, Chief Executive Officer, President and a Director of the Company, and 3% by an affiliate of Mr. Chou (the "Chou Affiliate").

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

     See "Certain Relationships and Related Transactions" in Item 13.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth data as of May 31, 2000 concerning the beneficial ownership of Ordinary Shares by (i) the persons known to the Company to beneficially own more than five percent of the outstanding Ordinary Shares of the Company, (ii) all directors and nominees and each Named Executive Officer and (iii) all directors and executive officers as a group.

                                                      Amount            Percent
                                                 Beneficially Owned    of Class(1)
                                                 ------------------    -----------
AIHL Investment Holdings Limited(2)
  Craigmuir Chambers
  P.O. Box 71
  Road Town, Tortola
  British Virgin Islands.......................    18,091,860              19.4%

AXA Financial, Inc.(3)
  1290 Avenue of the Americas
  New York, NY 10104...........................    14,670,640              15.7%

PRIMECAP Management Company(4)
  225 South Lake Avenue #400
  Pasadena, CA  91101..........................     9,996,400              10.8%

Directors and Named Executive Officers:
Silas K.F. Chou.................................          ---(5)            ---
Lawrence S. Stroll..............................          ---(5)            ---
Thomas J. Hilfiger..............................       20,000(5)              *
Joel J. Horowitz................................       21,200(5)              *
Benjamin M.T. Ng................................       71,000(6)              *
Ronald K.Y. Chao................................        9,600(5)(7)           *
Lester M.Y. Ma..................................       23,200(8)              *
Joseph M. Adamko................................       22,800(9)              *
Clinton V. Silver...............................        5,600(7)              *
Simon Murray....................................       12,400(7)              *
All directors and executive officers as a group
  (including Ordinary Shares owned by AIHL)
  (14 persons)(2)................................   18,432,660(10)         19.8%
--------

* Less than 1%.

(1) Shares outstanding with respect to each person includes the right to acquire beneficial ownership of Ordinary Shares pursuant to currently exercisable stock options, if any, held by such person under Company stock option plans. See footnotes 6, 7, 8, 9 and 10. For purposes of this table, "currently exercisable" stock options includes options becoming vested and exercisable within 60 days from May 31, 2000.
(2) Information based on Amendment No. 2 to Schedule 13D dated September 7, 1998 filed with the SEC by AIHL. According to the Schedule 13D, AIHL has shared dispositive power and shared voting power over all of the shares. As set forth in the Schedule 13D, AIHL is owned 67.9% by Sportswear, 21.825% by Mr. Hilfiger, 7.275% by Mr. Horowitz and 3% by the Chou Affiliate, and Sportswear is indirectly 50% owned by Westleigh, which is privately owned by members of the Chao family (including Messrs. Chou and Chao), and 50% owned by Flair, in which Mr. Stroll has an indirect beneficial ownership interest. According to the Schedule 13D, each of Sportswear, Westleigh, Flair, the Chou Affiliate, Mr. Hilfiger and Mr. Horowitz may be deemed to have shared dispositive power and shared voting power over, and thus to beneficially own, all of the Ordinary Shares owned by AIHL through their respective direct or indirect ownership of the capital stock of AIHL.

(3) Information based on Amendment No. 4 to Schedule 13G dated February 10, 2000 filed with the SEC by AXA Financial, Inc. (formerly known as The Equitable Companies Incorporated, "AXA Financial"). According to the
     Schedule 13G, subsidiaries of AXA Financial, a parent holding company, had sole dispositive power over 14,669,556 of the shares, shared dispositive power over 1,084 of the shares, sole voting power over 3,848,870 of the shares and shared voting power over 6,973,600 of the shares.
(4) Information based on Amendment No. 1 to Schedule 13G dated May 31, 2000 filed with the SEC by PRIMECAP Management Company ("PRIMECAP"). According to the Schedule 13G, PRIMECAP, an investment adviser, had sole dispositive power over all of the shares and sole voting power over 3,996,400 of the shares.
(5)  Not including Ordinary Shares owned by AIHL.  See footnote 2.
(6) Issuable upon the exercise of currently exercisable stock options under the Plans.
(7) Issuable upon the exercise of currently exercisable stock options under the Directors Option Plan.
(8) Issuable upon the exercise of currently exercisable stock options under the Plans and the Directors Option Plan.
(9) Includes 16,000 Ordinary Shares issuable upon the exercise of currently exercisable stock options under the Directors Option Plan.
(10) Includes 340,800 Ordinary Shares issuable upon the exercise of currently exercisable stock options held by all directors and executive officers under the Plans and the Directors Option Plan.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain relationships and transactions between the Company and certain directors and officers of the Company and certain of their affiliates are described below.

     The Company is a party to a lock-up agreement (the "Lock-Up Agreement") and a registration rights agreement (the "Registration Rights Agreement"), in each case with AIHL, the Chou Affiliate, Sportswear, Westleigh, Flair, Mr. Hilfiger and Mr. Horowitz (collectively, the "AIHL Affiliates"), relating to the 18,091,860 Ordinary Shares of the Company paid by the Company as part of the purchase price consideration for the Acquisition (the "Purchase Price Shares"). The Lock-Up Agreement prohibited the transfer of the Purchase Price Shares until May 8, 2000, and imposes additional restrictions until May 8, 2003 on transfers of the shares as a block, subject to certain exceptions. Under the Registration Rights Agreement, the AIHL Affiliates, along with their successors and permitted transferees under the Lock-Up Agreement, have the right to require the Company to register sales of the Purchase Price Shares. At the time of the Acquisition, Messrs. Chou and Stroll also entered into a non-competition agreement with the Company restricting their ability to compete in the United States or Canada with the Pepe USA businesses until May 8, 2002.

     The Company is party to a geographic license agreement for Europe and certain other countries with Tommy Hilfiger Europe B.V., a subsidiary of AIHL (the "Pepe European License"). Under this agreement, the licensee pays THLI a royalty based on a percentage of the value of licensed products sold by the licensee. Except with the approval of THLI, all products sold by or through the licensee must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. For the fiscal year ended March 31, 2000, results of operations include $6,372,000 of royalties and commissions under this arrangement.

     The Company is party to a geographic license agreement for Japan with Novel-ITC Licensing Limited ("NIL"), a company jointly controlled by Itochu Corporation and Novel Enterprises. Mr. Stroll indirectly owns a 3.5% equity interest in NIL. Under the license agreement, NIL pays THLI a royalty based on a percentage of the value of licensed products sold by THMJ Incorporated ("THMJ"), NIL's sublicensee. Novel Enterprises and its affiliates and Messrs. Stroll, Hilfiger and Horowitz indirectly own equity interests of 15.2%, 15.2%, 9.7% and 3.2%, respectively, in THMJ. Except with the approval of THLI, all products sold by or through NIL or THMJ must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. Pursuant to this arrangement, royalties and commissions totaled $3,429,000 during fiscal 2000.

     TH USA purchases finished goods in the ordinary course of business from affiliates of Novel Enterprises. Such purchases amounted to $64,670,000 during the fiscal year ended March 31, 2000. In addition, contractors of the Company purchase raw materials in the ordinary course of business from affiliates of Novel Enterprises pursuant to the Company's designation of such sources as acceptable suppliers. Such purchases amounted to $9,364,000 during the fiscal year ended March 31, 2000.

     The Company sells merchandise in the ordinary course of business to a retail store that is owned by Mr. Hilfiger's sister. Sales to this customer amounted to approximately $522,000 during fiscal 2000.

     In April 1999, TH USA sold to Mr. Hilfiger a whole life insurance policy under which he is the named insured for its cash surrender value of $290,000.

     THEH has a consulting agreement with Fasco International, an affiliate of Messrs. Chou and Stroll. The fees under this agreement totaled $500,000 during fiscal 2000.

     THEH has a consulting agreement with another affiliate of Mr. Stroll. THEH paid fees under this Agreement of $500,000 in fiscal 2000.

     Under the terms of an agreement with Novel Enterprises, THHK reimburses Novel Enterprises for certain general and administrative expenses incurred by it on behalf of THHK. Payments made to Novel Enterprises under this Agreement for the fiscal year ended March 31, 2000 were $401,000.

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Index to Financial Statements and Financial Statement Schedules

     (a) 1. Financial Statements

     The following consolidated financial statements of the Company are included in Item 8:

            Consolidated Statements of Operations for the years ended March 31, 2000, 1999 and 1998

            Consolidated Balance Sheets as of March 31, 2000 and 1999

            Consolidated Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998

            Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 2000, 1999 and 1998

            Notes to Consolidated Financial Statements

     (a) 2. Financial Statement Schedules

                                                       Form 10-K
                                                         Page
                                                         ----

            Schedule I - Condensed Financial
            Information of Registrant                     42

     All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     (a) 3. Exhibits


Exhibit
Number             Description
------             -----------

3.       --        Memorandum of Association and Articles of Association of THC,
                   as amended (conformed to reflect all amendments to date)
                   (previously filed as Exhibit 3.4 to THC's Annual Report on
                   Form 10-K for the fiscal year ended March 31, 1999 and
                   incorporated herein by reference)
4.1      --        Indenture, dated as of May 1, 1998, among TH USA, as Issuer,
                   THC, as Guarantor, and The Chase Manhattan Bank, as Trustee
                   (previously filed as Exhibit 4.2 to THC's Annual Report on
                   Form 10-K for the fiscal year ended March 31, 1998 and
                   incorporated herein by reference)
4.2      --        Forms of TH USA 6.50% Note due 2003 and 6.85% Note due 2008
                   (previously filed as Exhibit 4.1 to THC's Current Report on
                   Form 8-K dated May 5, 1998 and incorporated herein by reference)

*10.1    --        TH USA 1992 Stock Incentive Plan, as amended and restated
                   (previously filed as Exhibit 4.1 with Registration No.
                   333-96011 and incorporated herein by reference)
*10.2    --        THEH 1992 Stock Incentive Plan, as amended and restated
                   (previously filed as Exhibit 4.2 with Registration No. 333-
                   96011 and incorporated herein by reference)
*10.3    --        THC Non-Employee Directors Stock Option Plan (previously
                   filed as Exhibit 10.3 with Registration No. 33-88906 and
                   incorporated herein by reference)
*10.4    --        TH USA Supplemental Executive Incentive Compensation Plan
                   (previously filed as Exhibit A to THC's Proxy Statement dated
                   September 25, 1998 and incorporated herein by reference)
*10.5    --        TH USA Voluntary Deferred Compensation Plan (previously filed as Exhibit 10.8 to THC's Annual Report on Form 10-K for the
                   fiscal year ended March 31, 1998 and incorporated herein by reference)
*10.6    --        TH USA Supplemental Executive Retirement Plan (previously
                   filed as Exhibit 10.9 to THC's Annual Report on Form 10-K for
                   the fiscal year ended March 31, 1998 and incorporated herein by reference)
*10.7    --        Amended and Restated Employment Agreement, dated as of June
                   30, 1992, between TH USA and Thomas J. Hilfiger (previously filed as Exhibit 10.3 with Registration No. 33-48587 and
                   incorporated herein by reference)
*10.8    --        Amended and Restated Employment Agreement, dated as of June
                   30, 1992, between TH USA and Joel J. Horowitz (the "Horowitz
                   Employment Agreement") (previously filed as Exhibit 10.4 with
                   Registration No. 33-48587 and incorporated herein by
                   reference)
*10.9    --        Amendment, dated as of March 8, 1994, to the Horowitz
                   Employment Agreement (previously filed as Exhibit 7 to THC's
                   Annual Report on Form 20-F for the fiscal year ended March
                   31, 1994 and incorporated herein by reference)
*10.10    --       Amendment No. 2, dated as of August 7, 1998, to the Horowitz
                   Employment Agreement (previously filed as Exhibit 10(b) to
                   THC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by
                   reference)
*10.11    --       Consulting Agreement, dated April 1, 1991, between Polostro
                   Limited and THEH (the "Polostro Consulting Agreement")
                   (previously filed as Exhibit 10.13 with Registration No. 33-
                   48587 and incorporated herein by reference)
*10.12    --       Amendment, dated April 1, 1993, to the Polostro Consulting
                   Agreement (previously filed as Exhibit 18 to THC's Annual
                   Report on Form 20-F for the fiscal year ended March 31, 1994 and incorporated herein by reference)
*10.13    --       Amendment No. 2, dated November 2, 1998, to the Polostro
                   Consulting Agreement (previously filed as Exhibit 10(c) to
                   THC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by
                   reference)
*10.14    --       Consulting Agreement, dated April 1, 1996, between Fasco
                   International, Inc. and THEH (previously filed as Exhibit
                   10.25 to THC's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference)

   10.15     --        Credit Agreement, dated as of May 8, 1998, among THC, as
                       Guarantor, TH USA, as Borrower, the several Lenders from
                       time to time parties thereto, Fleet Bank, N.A., as
                       Documentation Agent, Nationsbank, N.A., as Syndication
                       Agent, and The Chase Manhattan Bank, as Administrative
                       Agent (previously filed as Exhibit 10.4 to THC's Annual
                       Report on Form 10-K for the fiscal year ended March 31,
                       1998 and incorporated herein by reference)
   10.16     --        Amended and Restated Factoring Agreement, dated as of
                       April 1, 1998, between TH USA and Century Business Credit
                       Corporation (the "Factoring Agreement") (previously filed
                       as Exhibit 10.16 to THC's Annual Report on Form 10-K for
                       the fiscal year ended March 31, 1998 and incorporated
                       herein by reference)
   10.17     --        Amendment, dated March 30, 2000 to the Factoring
                       Agreement
   10.18     --        Purchase and Sale Agreement, dated as of February 2,
                       2000, between Northstar 485 5/th/ Holding LLC and TH USA
   10.19     --        Lease, dated April 24, 1995, between Forsgate Industrial
                       Complex L.P. and TH USA (previously filed as Exhibit
                       10.25 to THC's Annual Report on Form 10-K for the fiscal
                       year ended March 31, 1995 and incorporated herein by
                       reference)
   10.20     --        Lease, dated June 10, 1997, between Hartz Mountain
                       Industries, Inc. and Tommy Hilfiger Wholesale, Inc.
                       (f/k/a Pepe USA) (previously filed as Exhibit 10.19 to
                       THC's Annual Report on Form 10-K for the fiscal year
                       ended March 31, 1998 and incorporated herein by
                       reference)
   10.21     --        Memorandum of Agreement, January 28, 1999, between Tandem
                       Distribution Services, Inc. and TH USA (previously filed
                       as Exhibit 10(c) to THC's Quarterly Report on Form 10-Q
                       for the quarterly period ended June 30, 1999 and
                       incorporated herein by reference)
   10.22     --        Trademark Agreement, dated June 30, 1992, between Thomas
                       J. Hilfiger and Tommy Hilfiger, Inc. (previously filed as
                       Exhibit 10.15 with Registration No. 33-48587 and
                       incorporated herein by reference)
   10.23     --        License Agreement, dated June 24, 1996 (the "Japan
                       License"), between THLI and NIL (portions of this
                       exhibit, which have been filed separately with the
                       Securities and Exchange Commission, have been omitted
                       pursuant to an order of the Commission granting
                       confidential treatment) (previously filed as Exhibit
                       10(a) to THC's Quarterly Report on Form 10-Q for the
                       quarterly period ended June 30, 1996 and incorporated
                       herein by reference)
   10.24     --        First Amendment, dated September 14, 1998, to the Japan
                       License (previously filed as Exhibit 10(d) to THC's
                       Quarterly Report on Form 10-Q for the quarterly period
                       ended September 30, 1998 and incorporated herein by
                       reference)
   10.25     --        License Agreement, dated as of February 1, 1997 (the
                       "Pepe European License"), between THLI and PJLC (as assigned to Tommy Hilfiger Europe B.V.) (portions of this exhibit, which have been filed separately with the Securities and Exchange Commission, have been omitted pursuant to an order of the Commission granting confidential treatment) (previously filed as Exhibit
                       10.31 to THC's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference)

   10.26     --        First Amendment, dated December 1, 1997, to the Pepe
                       European License (previously filed as Exhibit 10(d) to
                       THC's Quarterly Report on Form 10-Q for the quarterly
                       period ended December 31, 1997 and incorporated herein by
                       reference)
   10.27     --        Second Amendment, dated May 8, 1998, to the Pepe European
                       License (portions of this exhibit, which have been filed
                       separately with the Securities and Exchange Commission,
                       have been omitted pursuant to an order of the Commission
                       granting confidential treatment) (previously filed as
                       Exhibit 10.24 to THC's Annual Report on Form 10-K for the
                       fiscal year ended March 31, 1998 and incorporated herein
                       by reference)
   10.28     --        Lock-Up Agreement, dated as of January 31, 1998, by and
                       among THC, PJLC, Blackwatch Investments Limited, AIHL,
                       the Chou Affiliate, Sportswear, Westleigh, Flair, Thomas
                       J. Hilfiger and Joel J. Horowitz (previously filed as
                       Exhibit 10.1 to THC's Current Report on Form 8-K dated
                       April 1, 1998 and incorporated herein by reference)
   10.29     --        Registration Rights Agreement, dated as of May 8, 1998,
                       by and among THC, PJLC, Blackwatch Investments Limited,
                       AIHL, the Chou Affiliate, Sportswear Holdings Limited,
                       Westleigh Limited, Flair Investment Holdings Limited,
                       Thomas J. Hilfiger and Joel J. Horowitz (previously filed
                       as Exhibit 10.26 to THC's Annual Report on Form 10-K for
                       the fiscal year ended March 31, 1998 and incorporated
                       herein by reference)
   10.30     --        Non-Competition Agreement, dated as of May 8, 1998, among
                       THC, Silas K.F. Chou and Lawrence S. Stroll (previously
                       filed as Exhibit 10.27 to THC's Annual Report on Form 10-
                       K for the fiscal year ended March 31, 1998 and
                       incorporated herein by reference)
   11.       --        Statement re: Computation of Per Share Earnings
   21.       --        Subsidiaries of THC
   23.       --        Consent of PricewaterhouseCoopers LLP
   24.       --        Powers of Attorney
   27.       --        Financial Data Schedule

________
   * Management contract or compensatory plan or arrangement.

         (b) 1.  Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TOMMY HILFIGER CORPORATION

                                        /s/ Joel J. Horowitz
                                        --------------------
                                          Joel J. Horowitz
                               Chief Executive Officer and President
June 26, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             *                   Director and Co-Chairman of the Board               June 26, 2000
      ---------------
     (Silas K.F. Chou)
             *                   Director and Co-Chairman of the Board               June 26, 2000
    -------------------
   (Lawrence S. Stroll)
             *                       Director and Honorary Chairman                  June 26, 2000
    ------------------
   (Thomas J. Hilfiger)

   /s/ Joel J. Horowitz           Director, Chief Executive Officer and              June 26, 2000
   --------------------          President (principal executive officer)
    (Joel J. Horowitz)

             *
     ----------------          Director, Chief Financial Officer, Executive          June 26, 2000
    (Benjamin M.T. Ng)            Vice President-Strategic Development
                                     (principal financial officer)


             *                                  Director                             June 26, 2000
     ----------------
    (Ronald K.Y. Chao)
             *                                  Director                             June 26, 2000
      --------------
     (Lester M.Y. Ma)
             *                                  Director                             June 26, 2000
       -------------
      (Joseph Adamko)
             *                                  Director                             June 26, 2000
     -----------------
    (Clinton V. Silver)
             *                                  Director                             June 26, 2000
       ------------
      (Simon Murray)
             *               Senior Vice President and Treasurer (principal          June 26, 2000
      ---------------                     accounting officer)
     (Joseph Scirocco)


*/s/ Joel J. Horowitz
 --------------------
  Joel J. Horowitz
  (Attorney-in-Fact)

                                                                      SCHEDULE I

                          TOMMY HILFIGER CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           STATEMENTS OF OPERATIONS
                                (in thousands)

                                                   -------------    -------------   -------------
                                                        2000             1999            1998
                                                   -------------    -------------   -------------
Equity in income of subsidiaries.............           $227,531         $246,371        $168,770

Income before income taxes...................            227,531          246,371         168,770
Provision for income taxes...................             55,173           72,654          55,590
                                                   -------------    -------------   -------------

Net income...................................           $172,358         $173,717        $113,180
                                                   =============    =============   =============


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

                                                                      SCHEDULE I

                                                                  (continued)
                          TOMMY HILFIGER CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                BALANCE SHEETS

                       (in thousands, except share data)


                                                                                  March 31,
                                                                       -----------------------------
                                                                           2000             1999
                                                                       ------------     ------------
Investment in subsidiaries.........................................     $ 1,277,714      $ 1,092,249
                                                                       ------------     ------------
    Total Assets...................................................     $ 1,277,714      $ 1,092,249
                                                                       ============     ============



LIABILITIES AND SHAREHOLDERS EQUITY
Shareholders' equity
Preference shares, $0.01 par value-shares authorized
5,000,000; none issued.............................................     $       -        $       -
Common shares, $0.01 par value-shares authorized
150,000,000; issued and outstanding 94,830,638
 and 94,324,088, respectively......................................             948              943
Capital in excess of par value....................................         584,920          572,809
Retained earnings..................................................         691,270          518,912
Accumulated  other comprehensive income (loss).....................             576             (415)
                                                                       ------------     ------------
    Total Shareholders' Equity.....................................       1,277,714        1,092,249
                                                                       ------------     ------------
        Total Liabilities and Shareholders' Equity.................     $ 1,277,714      $ 1,092,249
                                                                       ============     ============

                                                                      SCHEDULE I

                                                                  (continued)

                          TOMMY HILFIGER CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                      For the Years Ended March 31,
                                                          -----------------------------------------------------
                                                              2000                1999               1998
                                                          --------------     ---------------    ---------------
Cash flows from operating activities
  Net income.........................................          $ 172,358           $ 173,717          $ 113,180
  Adjustments to reconcile net income to net cash from
  operating activities:
    Net equity in income of subsidiaries.............           (172,358)           (173,717)          (113,180)
                                                          --------------     ---------------    ---------------

    Net cash provided by operating activities........                  -                   -                  -
                                                          --------------     ---------------    ---------------

Cash flows from investing activities.................                  -                   -                  -
                                                          --------------     ---------------    ---------------

Cash flows from financing activities.................                  -                   -                  -
                                                          --------------     ---------------    ---------------

Net change in cash...................................                  -                   -                  -
Cash at beginning of year............................                  -                   -                  -
                                                          --------------     ---------------    ---------------

Cash at end of year..................................          $       -           $       -          $       -
                                                          ==============     ===============    ===============

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number              Description
---------           -----------
  3.      --        Memorandum of Association and Articles of Association of
                    THC, as amended (conformed to reflect all amendments to
                    date) (previously filed as Exhibit 3.4 to THC's Annual
                    Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference)
  4.1     --        Indenture, dated as of May 1, 1998, among TH USA, as Issuer,
                    THC, as Guarantor, and The Chase Manhattan Bank, as Trustee
                    (previously filed as Exhibit 4.2 to THC's Annual Report on
                    Form 10-K for the fiscal year ended March 31, 1998 and
                    incorporated herein by reference)
  4.2     --        Forms of TH USA 6.50% Note due 2003 and 6.85% Note due 2008
                    (previously filed as Exhibit 4.1 to THC's Current Report on
                    Form 8-K dated May 5, 1998 and incorporated herein by
                    reference)
*10.1     --        TH USA 1992 Stock Incentive Plan, as amended and restated
                    (previously filed as Exhibit 4.1 with Registration No. 333-
                    96011 and incorporated herein by reference)
*10.2     --        THEH 1992 Stock Incentive Plan, as amended and restated
                    (previously filed as Exhibit 4.2 with Registration No. 333-
                    96011 and incorporated herein by reference)
*10.3     --        THC Non-Employee Directors Stock Option Plan (previously
                    filed as Exhibit 10.3 with Registration No. 33-88906 and
                    incorporated herein by reference)
*10.4     --        TH USA Supplemental Executive Incentive Compensation Plan
                    (previously filed as Exhibit A to THC's Proxy Statement
                    dated September 25, 1998 and incorporated herein by
                    reference)
*10.5     --        TH USA Voluntary Deferred Compensation Plan (previously
                    filed as Exhibit 10.8 to THC's Annual Report on Form 10-K
                    for the fiscal year ended March 31, 1998 and incorporated
                    herein by reference)
*10.6     --        TH USA Supplemental Executive Retirement Plan (previously
                    filed as Exhibit 10.9 to THC's Annual Report on Form 10-K
                    for the fiscal year ended March 31, 1998 and incorporated
                    herein by reference)
*10.7     --        Amended and Restated Employment Agreement, dated as of June
                    30, 1992, between TH USA and Thomas J. Hilfiger (previously filed as Exhibit 10.3 with Registration No. 33-48587 and
                    incorporated herein by reference)
*10.8     --        Amended and Restated Employment Agreement, dated as of June
                    30, 1992, between TH USA and Joel J. Horowitz (the "Horowitz
                    Employment Agreement") (previously filed as Exhibit 10.4
                    with Registration No. 33-48587 and incorporated herein by
                    reference)
*10.9     --        Amendment, dated as of March 8, 1994, to the Horowitz
                    Employment Agreement (previously filed as Exhibit 7 to THC's
                    Annual Report on Form 20-F for the fiscal year ended March
                    31, 1994 and incorporated herein by reference)
*10.10    --        Amendment No. 2, dated as of August 7, 1998, to the Horowitz
                    Employment Agreement (previously filed as Exhibit 10(b) to
                    THC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference)

*10.11    --        Consulting Agreement, dated April 1, 1991, between Polostro
                    Limited and THEH (the "Polostro Consulting Agreement")
                    (previously filed as Exhibit 10.13 with Registration No. 33-
                    48587 and incorporated herein by reference)
*10.12    --        Amendment, dated April 1, 1993, to the Polostro Consulting
                    Agreement (previously filed as Exhibit 18 to THC's Annual
                    Report on Form 20-F for the fiscal year ended March 31, 1994 and incorporated herein by reference)
*10.13    --        Amendment No. 2, dated November 2, 1998, to the Polostro
                    Consulting Agreement (previously filed as Exhibit 10(c) to
                    THC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by
                    reference)
*10.14    --        Consulting Agreement, dated April 1, 1996, between Fasco
                    International, Inc. and THEH (previously filed as Exhibit
                    10.25 to THC's Annual Report on Form 10-K for the fiscal
                    year ended March 31, 1996 and incorporated herein by
                    reference)
 10.15    --        Credit Agreement, dated as of May 8, 1998, among THC, as
                    Guarantor, TH USA, as Borrower, the several Lenders from
                    time to time parties thereto, Fleet Bank, N.A., as
                    Documentation Agent, Nationsbank, N.A., as Syndication
                    Agent, and The Chase Manhattan Bank, as Administrative Agent
                    (previously filed as Exhibit 10.4 to THC's Annual Report on
                    Form 10-K for the fiscal year ended March 31, 1998 and
                    incorporated herein by reference)
 10.16    --        Amended and Restated Factoring Agreement, dated as of April
                    1, 1998, between TH USA and Century Business Credit
                    Corporation (the "Factoring Agreement") (previously filed as
                    Exhibit 10.16 to THC's Annual Report on Form 10-K for the
                    fiscal year ended March 31, 1998 and incorporated herein by reference)
 10.17    --        Amendment, dated March 30, 2000 to the Factoring Agreement
 10.18    --        Purchase and Sale Agreement, dated as of February 2, 2000, between Northstar 485 5th Holding LLC and TH USA
 10.19    --        Lease, dated April 24, 1995, between Forsgate Industrial
                    Complex L.P. and TH USA (previously filed as Exhibit 10.25 to THC's Annual Report on Form 10-K for the fiscal year
                    ended March 31, 1995 and incorporated herein by reference)
 10.20    --        Lease, dated June 10, 1997, between Hartz Mountain
                    Industries, Inc. and Tommy Hilfiger Wholesale, Inc. (f/k/a
                    Pepe USA) (previously filed as Exhibit 10.19 to THC's Annual
                    Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)
 10.21    --        Memorandum of Agreement, January 28, 1999, between Tandem
                    Distribution Services, Inc. and TH USA (previously filed as
                    Exhibit 10(c) to THC's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference)

 10.22    --        Trademark Agreement, dated June 30, 1992, between Thomas J.
                    Hilfiger and Tommy Hilfiger, Inc. (previously filed as
                    Exhibit 10.15 with Registration No. 33-48587 and
                    incorporated herein by reference)
 10.23    --        License Agreement, dated June 24, 1996 (the "Japan
                    License"), between THLI and NIL (portions of this exhibit, which have been filed separately with the Securities and
                    Exchange Commission, have been omitted pursuant to an order of the Commission granting confidential treatment)
                    (previously filed as Exhibit 10(a) to THC's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996
                    and incorporated herein by reference)
 10.24    --        First Amendment, dated September 14, 1998, to the Japan
                    License (previously filed as Exhibit 10(d) to THC's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    September 30, 1998 and incorporated herein by reference)
 10.25    --        License Agreement, dated as of February 1, 1997 (the "Pepe
                    European License"), between THLI and PJLC (as assigned to
                    Tommy Hilfiger Europe B.V.) (portions of this exhibit, which have been filed separately with the Securities and Exchange
                    Commission, have been omitted pursuant to an order of the
                    Commission granting confidential treatment) (previously
                    filed as Exhibit 10.31 to THC's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated
                    herein by reference)
 10.26    --        First Amendment, dated December 1, 1997, to the Pepe
                    European License (previously filed as Exhibit 10(d) to THC's
                    Quarterly Report on Form 10-Q for the quarterly period ended
                    December 31, 1997 and incorporated herein by reference)
 10.27    --        Second Amendment, dated May 8, 1998, to the Pepe European
                    License (portions of this exhibit, which have been filed
                    separately with the Securities and Exchange Commission, have been omitted pursuant to an order of the Commission granting confidential treatment) (previously filed as Exhibit 10.24 to THC's Annual Report on Form 10-K for the fiscal year
                    ended March 31, 1998 and incorporated herein by reference)
 10.28    --        Lock-Up Agreement, dated as of January 31, 1998, by and
                    among THC, PJLC, Blackwatch Investments Limited, AIHL, the
                    Chou Affiliate, Sportswear, Westleigh, Flair, Thomas J.
                    Hilfiger and Joel J. Horowitz (previously filed as Exhibit
                    10.1 to THC's Current Report on Form 8-K dated April 1, 1998 and incorporated herein by reference)
 10.29    --        Registration Rights Agreement, dated as of May 8, 1998, by and among THC, PJLC, Blackwatch Investments Limited, AIHL, the Chou Affiliate, Sportswear Holdings Limited, Westleigh
                    Limited, Flair Investment Holdings Limited, Thomas J.
                    Hilfiger and Joel J. Horowitz (previously filed as Exhibit
                    10.26 to THC's Annual Report on Form 10-K for the fiscal
                    year ended March 31, 1998 and incorporated herein by
                    reference)
 10.30    --        Non-Competition Agreement, dated as of May 8, 1998, among
                    THC, Silas K.F. Chou and Lawrence S. Stroll (previously
                    filed as Exhibit 10.27 to THC's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated
                    herein by reference)
 11.      --        Statement re: Computation of Per Share Earnings
 21.      --        Subsidiaries of THC

 23.      --        Consent of PricewaterhouseCoopers LLP
 24.      --        Powers of Attorney
 27.      --        Financial Data Schedule

________
 * Management contract or compensatory plan or arrangement.