Form 10-Q
period 2000-06-30
HILFIGER TOMMY CORP
filed 2000-08-11
CIK 888747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

     6/F, Precious Industrial Centre, 18 Cheung Yue Street, Cheung Sha Wan,
                               Kowloon, Hong Kong
     ----------------------------------------------------------------------
                      (Address of principal executive offices)



                                  852-2745-7798
                                  -------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Ordinary Shares, $0.01 par value per share, outstanding as of August 1, 2000:
92,222,038

                           TOMMY HILFIGER CORPORATION
                               INDEX TO FORM 10-Q
                                  June 30, 2000

PART I - FINANCIAL INFORMATION                                                                                    Page

Item 1            Financial Statements
                  Condensed Consolidated Statements of Operations for the three months ended June 30,
                       2000 and 1999...........................................................................     3

                  Condensed Consolidated Balance Sheets as of June 30, 2000 and March 31, 2000.................     4

                  Condensed Consolidated Statements of Cash Flows for the three months ended June 30,
                       2000 and 1999...........................................................................     5

                  Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months
                       ended June 30, 2000 and the year ended March 31, 2000...................................     6

                  Notes to Condensed Consolidated Financial Statements.........................................     7

Item 2            Management's Discussion and Analysis of Financial Condition and Results of Operations........     10

Item 3            Quantitative and Qualitative Disclosures About Market Risk...................................     13

PART II - OTHER INFORMATION

Item 1            Legal Proceedings...........................................................................      14

Item 6            Exhibits and Reports on Form 8-K............................................................      14

Signatures..................................................................................................        15

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS


                           TOMMY HILFIGER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

(Unaudited)                                             For the Three Months Ended
                                                                  June 30,
                                                        --------------------------
                                                              2000       1999
                                                            --------   --------
Net revenue .............................................   $399,878   $419,103
Cost of goods sold ......................................    240,099    221,606
                                                            --------   --------

Gross profit ............................................    159,779    197,497
                                                            --------   --------
Depreciation and amortization ...........................     25,584     22,478
Other selling, general and administrative expenses ......    114,921    112,789
                                                            --------   --------
Total operating expenses ................................    140,505    135,267
                                                            --------   --------
Income from operations ..................................     19,274     62,230

Interest expense ........................................     10,594     10,667
Interest income .........................................      4,819      2,907
                                                            --------   --------
Income before income taxes ..............................     13,499     54,470

Provision for income taxes ..............................      3,763     15,741
                                                            --------   --------
Net income ..............................................   $  9,736   $ 38,729
                                                            ========   ========
Earnings per share:

Basic earnings per share ................................   $   0.10   $   0.41
                                                            ========   ========
Weighted average shares outstanding .....................     93,351     94,360
                                                            ========   ========
Diluted earnings per share ..............................   $   0.10   $   0.40
                                                            ========   ========
Weighted average shares and share equivalents outstanding     93,379     95,980
                                                            ========   ========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

(Unaudited)                                                                      June 30,      March 31,
                                                                                  2000           2000
                                                                              -----------    -----------
Assets
Current assets
 Cash and cash equivalents .................................................  $   264,863    $   309,397
 Accounts receivable .......................................................      135,939        221,110
 Inventories ...............................................................      276,882        218,793
 Other current assets ......................................................      108,145        103,707
                                                                              -----------    -----------
  Total current assets .....................................................      785,829        853,007

Property and equipment, at cost, less accumulated
 depreciation and amortization .............................................      281,295        282,743
Intangible assets, net of accumulated amortization .........................    1,232,288      1,240,945
Other assets ...............................................................        4,218          4,826
                                                                              -----------    -----------
  Total Assets .............................................................  $ 2,303,630    $ 2,381,521
                                                                              ===========    ===========


Liabilities and Shareholders' Equity
Current liabilities
 Short-term borrowings .....................................................  $      --      $       523
 Current portion of long-term debt .........................................       50,000         50,000
 Accounts payable ..........................................................       18,565         31,289
 Accrued expenses and other current liabilities ............................      191,207        233,430
                                                                              -----------    -----------
  Total current liabilities ................................................      259,772        315,242

Long-term debt .............................................................      566,901        579,370
Deferred tax liability .....................................................      204,337        205,910
Other liabilities ..........................................................        4,708          3,285
Shareholders' equity
 Preference Shares, $0.01 par value-shares authorized 5,000,000;
  none issued ..............................................................         --             --
 Ordinary Shares, $0.01 par value-shares authorized 150,000,000;
  issued 94,830,638 and 94,830,638 shares, respectively ...................           948            948
 Capital in excess of par value ............................................      584,920        584,920
 Retained earnings .........................................................      701,006        691,270
 Accumulated other comprehensive income ....................................        1,031            576
 Treasury shares, at cost:  2,533,600 and zero Ordinary Shares,
  respectively..............................................................      (19,993)          --
                                                                              -----------    -----------
  Total shareholders' equity ...............................................    1,267,912      1,277,714

Commitments and contingencies

  Total Liabilities and Shareholders' Equity................................  $ 2,303,630    $ 2,381,521
                                                                              ===========    ===========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                              For the Three Months Ended
                                                                                        June 30,
                                                                            ------------------------------
                                                                               2000                 1999
                                                                            ---------            ---------
Cash flows from operating activitities
 Net income ..............................................................  $   9,736            $  38,729
 Adjustments to reconcile net income to net cash from operating activities
  Depreciation and amortization ..........................................     25,816               22,748
  Deferred taxes .........................................................     (1,573)              (6,900)
  Changes in operating assets and liabilities
   Decrease (increase) in assets
    Accounts receivable ..................................................     85,171               42,407
    Inventories ..........................................................    (58,089)
    Other assets .........................................................     (3,192)              (1,100)
   Decrease in liabilities
    Accounts payable .....................................................    (12,724)             (12,971)
    Accrued expenses and other liabilities ...............................    (40,028)              (6,292)
                                                                            ---------            ---------
  Net cash provided by operating activities ..............................      5,117               32,130
                                                                            ---------            ---------

Cash flows from investing activities
 Purchases of property and equipment .....................................    (16,635)             (33,065)
                                                                            ---------            ---------
  Net cash used in investing activities ..................................    (16,635)             (33,065)
                                                                            ---------            ---------

Cash flows from financing activities
 Payments on long-term debt ..............................................    (12,500)             (10,000)
 Proceeds from the exercise of employee stock options ....................       --                  4,732
 Purchase of treasury shares .............................................    (19,993)                --
 Short-term bank borrowings (repayments) .................................       (523)                (451)
                                                                            ---------            ---------
  Net cash used in financing activities ..................................    (33,016)              (5,719)
                                                                            ---------            ---------

  Net decrease in cash ...................................................    (44,534)              (6,654)
Cash and cash equivalents, beginning of period ..........................     309,397              241,950
                                                                            ---------            ---------

Cash and cash equivalents, end of period ................................   $ 264,863            $ 235,296
                                                                            =========            =========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                      Capital in                   Accumulated
                                                        excess                        other                      Total
                                        Ordinary        of par        Retained    comprehensive    Treasury   shareholders'
                                         shares          value        earnings    income (loss)     shares      equity
                                      ------------   ------------   -----------    ------------ -----------   -------------
Balance, March 31, 1999 ...........   $       943   $   572,809   $   518,912   $      (415)   $      --      $ 1,092,249
Net income ........................          --            --         172,358          --             --          172,358
Foreign currency translation ......          --            --            --             991           --              991
Exercise of employee stock options              5         8,928          --            --             --            8,933
Tax benefits from exercise of stock
  options .........................          --           3,183          --            --             --            3,183

                                      -----------   -----------   -----------   -----------    -----------    -----------
Balance, March 31, 2000 ...........           948       584,920       691,270           576           --        1,277,714
Net income ........................          --            --           9,736          --             --            9,736
Foreign currency translation ......          --            --            --             455           --              455
Treasury shares ...................          --            --            --            --          (19,993)       (19,993)
                                      -----------   -----------   -----------   -----------    -----------    -----------
Balance, June 30, 2000 (Unaudited)    $       948   $   584,920   $   701,006   $     1,031    $   (19,993)   $ 1,267,912
                                      ===========   ===========   ===========   ===========    ===========    ===========



     Comprehensive income consists of net income and foreign currency translation and totaled $173,349 for the fiscal year ended March 31, 2000 and $10,191 for the three months ended June 30, 2000.


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

     Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

     The financial statements as of and for the three-month periods ended June 30, 2000 and 1999 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 2000, as presented, has been prepared from the Consolidated Balance Sheet as of March 31, 2000 included in the Company's Form 10-K.

     Certain prior year balances have been reclassified to conform to current year presentation.

Note 2 - Credit Facilities

     The debt financing portion of the purchase price for the Company's fiscal 1999 acquisition of its womenswear, jeanswear and Canadian licensees (the "Acquisition") consisted of $250,000 of 6.50% notes maturing on June 1, 2003 (the "2003 Notes"), $200,000 of 6.85% notes maturing on June 1, 2008 (the "2008
Notes") and $200,000 of term loan borrowings pursuant to new $450,000 term and revolving credit facilities (the "Credit Facilities"). The 2003 Notes and the 2008 Notes (collectively, the "Notes") were issued by Tommy Hilfiger U.S.A., Inc. ("TH USA") and guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

The Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility which was borrowed by TH USA in connection with the Acquisition, of which $147,500 remained outstanding as of June 30, 2000. The revolving credit facility is available for letters of credit, working capital and other general corporate purposes. As of June 30, 2000, $166,116 of the available borrowings had been used to open letters of credit and $20,000 had been borrowed and remained outstanding. The Credit Facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 6.98% and 6.85% as of, and for the period ended, June 30, 2000, respectively, and 5.53% and 5.69% as of, and for the period ended, June 30, 1999, respectively.

     Borrowings under the term loan facility are repayable in quarterly installments in the following annual aggregate amounts: $50,000 in each of fiscal 2001 and 2002; and $60,000 in fiscal 2003.

     The Credit Facilities contain a number of covenants that, among other things, restrict the ability of subsidiaries of THC to dispose of assets, incur additional indebtedness, create liens on assets, pay dividends or make other payments in respect of capital stock, make investments, loans and advances, engage in transactions with affiliates, enter into sale and leaseback transactions, engage in mergers or consolidations or change the businesses conducted by them. The Credit Facilities also restrict the ability of THC to create liens on assets or enter into sale and leaseback transactions. Under the Credit Facilities, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that, in the aggregate, exceed 33% of the Company's cumulative consolidated net income, commencing with the fiscal year ended March 31, 1998, less certain deductions. In addition, under the Credit Facilities, THC and TH USA are required to comply with and maintain specified financial ratios and tests (based on the Company's consolidated financial results), including, without limitation, an interest expense coverage ratio, a maximum leverage ratio and a minimum consolidated net worth test.

     The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of, and for the period ended June 30, 2000.

Note 3 - Summarized Financial Information

     The following presents summarized financial information of TH USA, a wholly owned subsidiary of THC, and its consolidated subsidiaries, as of June 30, 2000 and March 31, 2000 and for the three months ended June 30, 2000 and 1999. TH USA is the issuer and THC is the guarantor of the Notes. The Company has not presented separate financial statements and other disclosures concerning TH USA because management has determined that such information is not material to holders of the Notes.


                                June 30, 2000          March 31, 2000
                                -------------          --------------
Current assets ................   $  551,993            $  611,967
Noncurrent assets .............    1,491,652             1,501,533
Current liability due to THC ..       27,979                 7,843
Other current liabilities .....      202,766               269,593
Noncurrent liability due to THC      797,633               798,472
Other noncurrent liabilities ..      789,207               801,827




                 Three Months Ended June 30,
                 ---------------------------
                      2000       1999
                      ----       ----
Net revenue .....   $396,897    $416,070
Gross profit ....    150,348     189,484
Net income (loss)    (10,165)     10,805

Note 4 - Segment Reporting

     The Company has three reportable segments: Wholesale, Retail and Licensing. The Company's reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segment consists of the design and sourcing of men's sportswear and jeanswear, women's casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment reflects the operations of the Company's outlet, specialty and flagship stores. The Licensing segment consists of the operations of licensing the Company's trademarks for specified products in specified geographic areas. The Company evaluates performance and allocates resources based on segment profits. The accounting policies of the reportable segments are the same as those described in Note 1, "Summary of Significant Accounting Policies", to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Segment profits are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses. Excluded from segment profits, however, are the vast majority of executive compensation, marketing, brand image marketing costs associated with its flagship stores, amortization of intangibles including goodwill and interest costs. Financial information for the Company's reportable segments is as follows:

                                Wholesale   Retail    Licensing    Total
                                ---------   ------    ---------    -----
Quarter Ended June 30, 2000
Total segment revenue .......   $318,103   $ 67,786   $ 30,100   $415,989
Segment profits .............     21,164     13,438     16,885     51,487
Depreciation and amortization
included in segment profits .     12,493      1,827        251     14,571

Quarter Ended June 30, 1999
Total segment revenue .......   $353,582   $ 52,123   $ 28,105   $433,810
Segment profits .............     68,589     11,988     15,146     95,723
Depreciation and amortization
included in segment profits .     10,020      2,107        285     12,412

     A reconciliation of total segment revenue to consolidated net revenue is as follows:

                            Quarter Ended June 30,
                           ----------------------
                              2000         1999
                           ---------    ---------
Total segment revenue ..   $ 415,989    $ 433,810
Intercompany revenue ...     (16,111)     (14,707)
                           ---------    ---------
Consolidated net revenue   $ 399,878    $ 419,103
                           =========    =========

     Intercompany revenue represents buying agency commissions from consolidated subsidiaries.


     A reconciliation of total segment profits to consolidated income before income taxes is as follows:

                                         Quarter Ended June 30,
                                         ----------------------
                                            2000      1999
                                          -------   -------
Segment profits .......................   $51,487   $95,723
Corporate expenses not allocated ......    32,213    33,493
Interest expense, net .................     5,775     7,760
                                          -------   -------
Consolidated income before income taxes   $13,499   $54,470
                                          =======   =======


     The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Note 5 - Special Charges

     During the quarter ended March 31, 2000, the Company recorded a special charge of $62,153, before income taxes, principally related to the following: a re-direction of the Company's full-price retail store program, which includes the closure of its flagship stores in Beverly Hills, California and London, England; the postponement of the launch of a new women's dress-up division; and the consolidation of the junior sportswear and junior jeans divisions. This charge consisted of provisions of $44,857 for the write-off of fixed assets and operating leases of the Company's flagship stores and the write-off of fixed assets related to the dress-up and junior sportswear divisions, $11,700 for inventory of the junior sportswear division and, to a lesser extent, the flagship stores, and $5,596 for severance and other costs. Inventory provisions were included in cost of sales in fiscal year 2000. As of June 30, 2000, the balance in the accrued special charge liability of $7,314 consists of $900 for severance, $1,520 for adverse inventory commitments and $4,894 for operating leases and other expenses.

     Of approximately $14,000 in expected cash charges included in the fiscal 2000 special charges, approximately $7,300 was paid through June 30, 2000. The remaining cash charges are expected to be substantially paid by the end of fiscal year 2001.

Note 6 - Share Repurchase Program

     On April 7, 2000 the Company announced that its Board of Directors authorized the repurchase of up to $150,000 of its outstanding shares over a period of up to 18 months using available cash.

     Since the inception of the share repurchase program through June 30, 2000, the Company has repurchased 2,533,600 shares at an aggregate cost of $19,993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         (dollar amounts in thousands)

General

     The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes thereto which are included herein.

Results of Operations

     The following table sets forth the Condensed Consolidated Statements of Operations data as a percentage of net revenue.

                             Three Months Ended June 30,
                             ---------------------------
                                   2000   1999
                                   ----   ----
Net revenue .................     100.0%  100.0%
Cost of goods sold ..........      60.0    52.9
                                  -----   -----
Gross profit ................      40.0    47.1

Depreciation and amortization       6.4     5.4
Other SG&A expenses .........      28.8    26.9
                                  -----   -----
Total operating expenses ....      35.2    32.3
                                  -----   -----
Income from operations ......       4.8    14.8
Interest expense, net .......       1.4     1.8
                                  -----   -----
Income before taxes .........       3.4    13.0
Provision for income taxes ..       1.0     3.8
                                  -----   -----
Net income ..................       2.4     9.2
                                  =====   =====


 Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Net revenue decreased 4.6% to $399,878 in the first quarter of fiscal 2001 from $419,103 in the corresponding quarter of fiscal 2000. This decrease is due to a decrease in the Company's Wholesale division offset, in part, by increases in the Retail and Licensing divisions, as outlined below.

                                      Three Months Ended June 30,
                                   -----------------------------------
                                                                                % Increase
                                        2000                  1999              /(Decrease)
                                   ------------        ---------------        -------------
Wholesale . . . . . . . . . . . . . . $318,103              $ 353,582            (10.0)%
Retail. . . . . . . . . . . . . . . . . 67,786                 52,123             30.1 %
Licensing. . . . . . . . . . . . . . . .13,989                 13,398              4.4 %
                                   ------------        ---------------        -------------
Total . . . . . . . . . . . . . . . . $399,878              $ 419,103             (4.6)%
                                   ============        ===============        =============


     Within the Wholesale division, decreases in menswear sales of 17.1% (to $154,017 from $185,856) and womenswear sales of 19.6% (to $92,598 from $115,192)
were partially offset by an increase in childrenswear sales of 36.1% (to $71,488 from $52,534). The decreases in menswear and womenswear sales were due to price adjustments caused by an oversupply of product and the promotional environment of department stores where the Company's products are sold. The improvement in childrenswear sales was due to volume increases which resulted primarily from increased sales to existing customers. The increased sales to existing customers was principally due to the expansion of the in-store shop and fixtured area program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured.

    The improvement in the Company's Retail division was due to an increase in the number of stores offset, in part, by a decrease in sales at existing stores. At June 30, 2000, the Company operated 96 retail stores as compared to 80 stores at June 30, 1999. Retail stores opened since June 30, 1999 contributed $17,042 of net revenue during the quarter ended June 30, 2000.

     Revenue from the Licensing division, which consists of third-party licensing royalties and buying agency commissions, increased due to a general increase in sales of existing licensed products and an increase in the incremental revenue associated with newly licensed products. Of the increase, approximately $166 was due to products introduced under licenses entered into since June 30, 1999.

     Gross profit as a percentage of net revenue decreased to 40.0% in the first quarter of fiscal 2001 from 47.1% in the first quarter of fiscal 2000. The decrease was mainly due to reduced wholesale margins in the menswear and womenswear components caused by the price adjustments referred to above. Wholesale gross margin declines were partially offset by increased sales in the Retail and Licensing divisions, each of which produce higher margins than those in the Wholesale division.

     The Company anticipates that the promotional environment of department stores will continue to prevail during fiscal 2001 and therefore expects a significant decline in revenue from fiscal 2000 levels in its menswear and womenswear components until supply and demand are brought more closely into balance. The Company also anticipates that continued pressure on its gross margins in menswear and womenswear will result in a significant reduction in consolidated net income in fiscal 2001 from the fiscal 2000 level.

     Operating expenses increased to $140,505, or 35.2%, of net revenue in the first quarter of fiscal 2001 from $135,267, or 32.3%, of net revenue in the first quarter of fiscal 2000. The increase in expenses is principally due to increased depreciation and amortization and increased volume-related expenses in the Retail division.

     Interest expense, net of interest income, decreased to $5,775 in the first quarter of fiscal year 2001 from $7,760 in the corresponding quarter of last year. The decrease from 2000 to 2001 was primarily due to higher cash balances and higher interest rates earned on those balances.

    The provision for income taxes decreased to 27.9% of income before taxes in the quarter ended June 30, 2000 from 28.9% in the corresponding quarter last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject.

Liquidity and Capital Resources

    Cash provided by operations continues to be the Company's primary source of funds to finance operating needs, capital expenditures and debt service. Capital expenditures primarily relate to the Company's in-store shop and fixtured areas program and the construction of additional retail stores. The Company's sources of liquidity are cash on hand, cash from operations and the Company's available credit.

     The Company's cash and cash equivalents balance decreased from $309,397 at March 31, 2000 to $264,863 at June 30, 2000. This represented an overall decrease of $44,534 due primarily to the excess of capital expenditures, scheduled debt repayments and share repurchases over cash generated from operations. A detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

     Capital expenditures were $16,635 during the three months ended June 30, 2000. Capital expenditures were made principally in support of the Company's retail outlet store openings, as well as on facilities and selected in-store shops and fixtured areas, principally in the childrenswear area.

     At June 30, 2000, accrued expenses and other current liabilities included $52,863 of open letters of credit for inventory purchased. Additionally, at June 30, 2000, TH USA was contingently liable for unexpired bank letters of credit of $113,253 related to commitments of TH USA to suppliers for the purchase of inventories.

     The Company issued debt in connection with the Acquisition in fiscal year 1999, consisting of $250,000 of the 2003 Notes, $200,000 of the 2008 Notes and $200,000 of term loan borrowings pursuant to the Credit Facilities. The Notes were issued by TH USA and guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

     The Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, of which $20,000 was outstanding at June 30, 2000, and an unsecured $200,000 five-year term credit facility which was borrowed by TH USA in connection with the Acquisition. The revolving credit facility is available for letters of credit, working capital and other general corporate purposes. The Credit Facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 6.98% and 6.85% as of, and for the period ended, June 30, 2000, respectively and 5.53% and 5.69% as of, and for the period ended, June 30, 1999, respectively.

     Borrowings under the term loan facility are repayable in quarterly installments in the following annual aggregate amounts: $50,000 in each of fiscal 2001 and 2002; and $60,000 in fiscal 2003.

     Under the Credit Facilities, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that in the aggregate exceed 33% of the Company's cumulative consolidated net income, commencing with the fiscal year ended March 31, 1998, less certain deductions. The Credit Facilities also contain a number of other restrictive covenants that are more fully explained in Note 2 to the Condensed Consolidated Financial Statements.

     The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of, and for the period ended, June 30, 2000.

     The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions such as those associated with the Acquisition. No interest rate hedging contracts were in place as of June 30, 2000.

     There were no significant committed capital expenditures at June 30, 2000. The Company expects fiscal 2001 capital expenditures to approximate $80,000 to $90,000. Funds may also be required to conduct the Company's share repurchase program, announced April 7, 2000, over a period of up to 18 months. Since the inception of the share repurchase program through June 30, 2000, the Company has repurchased 2,533,600 shares at an aggregate cost of $19,993.

     The Company will incur approximately $14,000 of cash charges related to the fiscal 2000 special charges (See Note 5 to the Condensed Consolidated Financial Statements), of which approximately $7,300 was paid through June 30, 2000. The remaining cash charges are expected to be substantially paid by the end of fiscal year 2001.

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

Exchange Rates

     The Company receives United States dollars for substantially all of its product sales, other than those in Canada, and its licensing revenues. Inventory purchases from contract manufacturers throughout the world, other than those in Canada, are denominated in United States dollars; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods sold in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company's inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

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

     Gains or losses on such forward contracts are recognized at the time the underlying hedge transaction is completed or recognized in earnings. At June 30, 2000, the Company had contracts to exchange foreign currencies, principally the Canadian dollar, the Japanese yen the Euro, having a notional amount of $17,851. No significant gain or loss was inherent in such contracts at June 30, 2000.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are indicated by words or phrases such as "anticipate," "estimate," "project," "expect," "believe" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the overall level of consumer spending on apparel, the financial strength of the retail industry generally and the Company's customers in particular, changes in trends in the market segments in which the Company competes, the level of demand for the Company's products, actions of existing or new competitors and changes in economic or political conditions in the markets where the Company sells or sources its products, as well as other risks and uncertainties set forth in the Company's publicly-filed documents, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2000. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the sections entitled "Liquidity and Capital Resources" and "Exchange Rates" in Item 2 above, which sections are incorporated herein by reference.

                                     PART II


ITEM 1 - LEGAL PROCEEDINGS

         Saipan Litigation. On January 13, 1999, two actions were filed against
         -----------------
the Company and other garment manufacturers and retailers asserting claims that garment factories located on the island of Saipan, which allegedly supply product to the Company and other co-defendants, engage in unlawful practices relating to the recruitment and employment of foreign workers. One action, brought in San Francisco Superior Court (the "State Action"), was filed by a union and three public interest groups alleging unfair competition and false advertising by the Company and others. It seeks equitable relief, restitution and disgorgement of profits relating to the allegedly wrongful conduct, as well as interest and an award of fees to the plaintiffs' attorneys. The other, an action seeking class action status filed in federal court for the Central District of California and subsequently transferred to the Federal Court in the District of Hawaii (the "Federal Action"), was brought on behalf of an alleged class consisting of the Saipanese factory workers. The defendants include both companies selling goods purchased from factories located on the island of Saipan and the factories themselves. This complaint alleges claims under RICO, the Alien Tort Claims Act, federal anti-peonage and indentured servitude statutes and state and international law. It seeks equitable relief and damages, including treble and punitive damages, interest and an award of fees to the plaintiffs' attorneys.

         In addition, the same law firm that filed the State Action and the Federal Action has filed an action seeking class action status in the Federal Court in Saipan. This action is brought on behalf of Saipanese garment factory workers against the Saipanese factories and alleges violation of federal and Saipanese wage and employment laws. The Company is not a defendant in this action.

         The Company has entered into settlement agreements with the plaintiffs in the Federal Action and in the State Action. As part of these agreements, the Company specifically denies any wrongdoing or any liability with regard to the claims made in the Federal Action and the State Action. The settlement agreement provides for a monetary payment, in an amount that is not material to the Company's financial position or results of operations, to a class of plaintiffs in the Federal Action, as well as the creation of a monitoring program for factories in Saipan. The settlement must be approved by the Federal Court, and a class of plaintiffs certified. The Federal Action has been transferred to the federal judge in Saipan. Plaintiffs are presently challenging the transfer order. Once the matter has been transferred, the judge will schedule the hearing on settlement approval and preliminary class certification.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


       11.    Computation of Net Income Per Ordinary Share

       27.    Financial Data Schedule

(b)  Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                  Tommy Hilfiger Corporation


Date: August 9, 2000              By: /s/  Joel J. Horowitz
      --------------                       --------------------------
                                           Joel J. Horowitz
                                           Chief Executive Officer and President
                                           Tommy Hilfiger Corporation


Date: August 9, 2000              By: /s/  Joseph Scirocco
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