Form 10-Q
period 2000-09-30
HILFIGER TOMMY CORP
filed 2000-11-13
CIK 888747

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000
                                              ------------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes    X     No______
                                                   ---------

      Ordinary Shares, $0.01 par value per share, outstanding as of November 1, 2000: 90,763,038

                          TOMMY HILFIGER CORPORATION
                              INDEX TO FORM 10-Q
                              September 30, 2000

PART I - FINANCIAL INFORMATION                                                                                         Page
                                                                                                                       ----
Item 1          Financial Statements

                Condensed Consolidated Statements of Operations for the three and six months ended September
                30, 2000 and 1999...................................................................................    3

                Condensed Consolidated Balance Sheets as of September 30, 2000 and March 31, 2000...................    4

                Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2000
                and 1999............................................................................................    5

                Condensed Consolidated Statements of Changes in Shareholders' Equity for the six months
                ended September 30, 2000 and the year ended March 31, 2000..........................................    6

                Notes to Condensed Consolidated Financial Statements................................................    7

Item 2          Management's Discussion and Analysis of Financial Condition and Results of Operations...............   11

Item 3          Quantitative and Qualitative Disclosures About Market Risk..........................................   15

PART II - OTHER INFORMATION

Item 1         Legal Proceedings....................................................................................   16

Item 4         Submission of Matters to a Vote of Security Holders..................................................   16

Item 6         Exhibits and Reports on Form 8-K.....................................................................   17

Signatures..........................................................................................................   18

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS

                          TOMMY HILFIGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

(Unaudited)                                                       For the Six Months Ended    For the Three Months Ended
                                                                         September 30,               September 30,
                                                                 --------------------------  ---------------------------
                                                                      2000          1999        2000           1999
                                                                 --------------  ----------  ------------    -----------
Net revenue...................................................   $      933,179  $  980,726  $    533,301    $   561,623
Cost of goods sold............................................          549,459     514,042       309,360        292,436
                                                                 --------------  ----------  ------------    -----------

Gross profit..................................................          383,720     466,684       223,941        269,187
                                                                 --------------  ----------  ------------    -----------

Depreciation and amortization.................................           51,172      46,536        25,588         24,058
Other selling, general and administrative expenses............          245,299     242,456       130,378        129,667
                                                                 --------------  ----------  ------------    -----------

Total operating expenses......................................          296,471     288,992       155,966        153,725
                                                                 --------------  ----------  ------------    -----------

Income from operations........................................           87,249     177,692        67,975        115,462

Interest expense..............................................           21,186      21,260        10,592         10,593
Interest income...............................................            8,711       4,974         3,892          2,067
                                                                 --------------  ----------  ------------    -----------

Income before income taxes....................................           74,774     161,406        61,275        106,936

Provision for income taxes....................................           20,114      46,646        16,351         30,905
                                                                 --------------  ----------  ------------    -----------

Net income....................................................   $       54,660  $  114,760  $     44,924    $    76,031
                                                                 ==============  ==========  ============    ===========

Earnings per share:

Basic earnings per share......................................   $         0.59  $     1.21  $       0.49    $      0.80
                                                                 ==============  ==========  ============    ===========

Weighted average shares outstanding...........................           92,577      94,514        91,802         94,667
                                                                 ==============  ==========  ============    ===========

Diluted earnings per share....................................   $         0.59  $     1.19  $       0.49    $      0.79
                                                                 ==============  ==========  ============    ===========

Weighted average shares and share equivalents outstanding.....           92,681      96,120        91,982         96,259
                                                                 ==============  ==========  ============    ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                          TOMMY HILFIGER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

(Unaudited)                                                                        September 30,       March 31,
                                                                                        2000             2000
                                                                                   -------------      -----------
Assets
Current assets
  Cash and cash equivalents......................................................   $    254,020      $   309,397
  Accounts receivable............................................................        221,193          221,110
  Inventories....................................................................        278,432          218,793
  Other current assets...........................................................        102,744          103,707
                                                                                    ------------      -----------

     Total current assets........................................................        856,389          853,007

Property and equipment, at cost, less accumulated
 depreciation and amortization...................................................        275,411          282,743
Intangible assets, net of accumulated amortization...............................      1,223,672        1,240,945
Other assets.....................................................................          4,278            4,826
                                                                                    ------------      -----------

     Total Assets................................................................   $  2,359,750      $ 2,381,521
                                                                                    ============      ===========

Liabilities and Shareholders' Equity
Current liabilities
  Short-term borrowings..........................................................   $          -      $       523
  Current portion of long-term debt..............................................         50,000           50,000
  Accounts payable...............................................................         41,358           31,289
  Accrued expenses and other current liabilities.................................        211,652          233,430
                                                                                    ------------      -----------

     Total current liabilities...................................................        303,010          315,242

Long-term debt...................................................................        554,433          579,370
Deferred tax liability...........................................................        202,764          205,910
Other liabilities................................................................          3,336            3,285
Shareholders' equity
  Preference Shares, $0.01 par value-shares authorized 5,000,000;
    none issued..................................................................              -                -
  Ordinary Shares, $0.01 par value-shares authorized 150,000,000;
    issued 94,831,638 and 94,830,638 shares, respectively........................            948              948
  Capital in excess of par value.................................................        584,931          584,920
  Retained earnings..............................................................        745,930          691,270
  Accumulated other comprehensive income.........................................           (551)             576
  Treasury shares, at cost: 4,068,600 and zero Ordinary Shares, respectively.....        (35,051)               -
                                                                                    ------------      -----------

     Total shareholders' equity..................................................      1,296,207        1,277,714
                                                                                    ------------      -----------

Commitments and contingencies

     Total Liabilities and Shareholders' Equity..................................   $  2,359,750      $ 2,381,521
                                                                                    ============      ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                          TOMMY HILFIGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

(Unaudited)                                                                                For the Six Months Ended
                                                                                                September 30,
                                                                                  ----------------------------------------
                                                                                          2000                 1999
                                                                                  -------------------   ------------------
Cash flows from operating activitities
 Net income................................................................       $            54,660   $          114,760
 Adjustments to reconcile net income to net cash from operating activities
  Depreciation and amortization............................................                    51,637               47,217
  Deferred taxes...........................................................                    (3,146)              (8,900)
  Changes in operating assets and liabilities
    Decrease (increase) in assets
     Accounts receivable...................................................                       (83)             (13,633)
     Inventories...........................................................                   (59,639)             (41,556)
     Other assets..........................................................                       537              (13,450)
    Increase (decrease) in liabilities
     Accounts payable......................................................                    10,069              (18,660)
     Accrued expenses and other liabilities................................                   (19,521)              36,490
                                                                                  -------------------   ------------------
  Net cash provided by operating activities................................                    34,514              102,268
                                                                                  -------------------   ------------------

Cash flows from investing activities
 Purchases of property and equipment.......................................                   (29,328)             (59,014)
                                                                                  -------------------   ------------------
  Net cash used in investing activities....................................                   (29,328)             (59,014)
                                                                                  -------------------   ------------------

Cash flows from financing activities
 Payments on long-term debt................................................                   (25,000)             (20,000)
 Proceeds from the exercise of employee stock options......................                        11                8,009
 Purchase of treasury shares...............................................                   (35,051)                   -
 Short-term bank borrowings (repayments)...................................                      (523)              (1,234)
                                                                                  -------------------   ------------------
  Net cash used in financing activities....................................                   (60,563)             (13,225)
                                                                                  -------------------   ------------------

  Net increase (decrease) in cash..........................................                   (55,377)              30,029
Cash and cash equivalents, beginning of period.............................                   309,397              241,950
                                                                                  -------------------   ------------------

Cash and cash equivalents, end of period...................................       $           254,020   $          271,979
                                                                                  ===================   ==================

     See Accompanying Notes to Condensed Consolidated Financial Statements

                          TOMMY HILFIGER CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (in thousands)

(Unaudited)                                             Capital in               Accumulated
                                                          excess                   other                         Total
                                              Ordinary    of par     Retained   comprehensive    Treasury    shareholders'
                                               shares     value      earnings   income (loss)     shares         equity
                                              --------  ----------  ----------  -------------  -----------   ------------
Balance, March 31, 1999.....................  $    943  $  572,809  $  518,912  $       (415)  $         -   $  1,092,249
 Net income.................................         -           -     172,358             -             -        172,358
 Foreign currency translation...............         -           -           -           991             -            991
 Exercise of employee stock options.........         5       8,928           -             -             -          8,933
 Tax benefits from exercise of stock
  options...................................         -       3,183           -             -             -          3,183
                                              --------  ----------  ----------  -------------  -----------   ------------
Balance, March 31, 2000.....................       948     584,920     691,270           576             -      1,277,714
 Net income.................................         -           -      54,660             -             -         54,660
 Foreign currency translation...............         -           -           -        (1,127)            -         (1,127)
 Exercise of employee stock options                  -          11           -             -             -             11
 Treasury shares............................         -           -           -             -       (35,051)       (35,051)
                                              --------  ----------  ----------  -------------  -----------   ------------
Balance, September 30, 2000 (Unaudited).....  $    948  $  584,931  $  745,930  $       (551)  $   (35,051)  $  1,296,207
                                              ========  ==========  ==========  =============  ===========   ============

     Comprehensive income consists of net income and foreign currency translation and totaled $173,349 for the fiscal year ended March 31, 2000 and $53,533 for the six months ended September 30, 2000.

     See Accompanying Notes to Condensed Consolidated Financial Statements

                          TOMMY HILFIGER CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (dollar amounts in thousands)

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

     Operating results for the six-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

     The financial statements as of and for the six-month and the three-month periods ended September 30, 2000 and 1999 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 2000, as presented, has been prepared from the Consolidated Balance Sheet as of March 31, 2000 included in the Company's Form 10-K.

     Certain prior year balances have been reclassified to conform to current year presentation.

Note 2 - Credit Facilities

     The debt financing portion of the purchase price for the Company's fiscal 1999 acquisition of its womenswear, jeanswear and Canadian licensees (the "Acquisition") consisted of $250,000 of 6.50% notes maturing on June 1, 2003 (the "2003 Notes"), $200,000 of 6.85% notes maturing on June 1, 2008 (the "2008
Notes") and $200,000 of term loan borrowings pursuant to $450,000 term and revolving credit facilities (the "Credit Facilities"). The 2003 Notes and the 2008 Notes (collectively, the "Notes") were issued by Tommy Hilfiger U.S.A., Inc. ("TH USA") and guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

     The Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility which was borrowed by TH USA in connection with the Acquisition, of which $135,000 remained outstanding as of September 30, 2000. The revolving credit facility is available for letters of credit, working capital and other general corporate purposes. As of September 30, 2000, $126,625 of the available borrowings had been used to open letters of credit and $20,000 had been borrowed and remained outstanding. The Credit Facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 7.31% and 7.09% as of, and for the six-month period ended, September 30, 2000, respectively, and 5.83 % and 5.72 % as of, and for the six-month period ended, September 30, 1999, respectively.

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

     The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of, and for the twelve-month period ended, September 30, 2000.

Note 3 - Summarized Financial Information

     The following presents summarized financial information of TH USA, a wholly owned subsidiary of THC, and its consolidated subsidiaries, as of September 30, 2000 and March 31, 2000 and for each of the six-month and the three-month periods ended September 30, 2000 and 1999. TH USA is the issuer and THC is the guarantor of the Notes. The Company has not presented separate financial statements and other disclosures concerning TH USA because management has determined that such information is not material to holders of the Notes.

                                         September 30, 2000                   March 31, 2000
                                        --------------------          ---------------------------
Current assets.....................     $            675,055          $                   611,967
Noncurrent assets..................                1,477,569                            1,501,533
Current liability due to THC.......                   47,848                                7,843
Other current liabilities..........                  243,736                              269,593
Noncurrent liability due to THC....                  797,964                              798,472
Other noncurrent liabilities.......                  773,794                              801,827

                                     Six Months Ended September 30,  Three Months Ended September 30,
                                     ------------------------------  --------------------------------
                                          2000             1999           2000              1999
                                     -------------     ------------  -------------     --------------
Net revenue........................  $     926,855     $    974,962  $     529,958     $      558,892
Gross profit.......................        362,131          447,773        211,783            258,289
Net income.........................          4,657           69,404         14,822             58,599

Note 4 - Segment Reporting

     The Company has three reportable segments: Wholesale, Retail and Licensing. The Company's reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segment consists of the design and sourcing of men's sportswear and jeanswear, women's casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment reflects the operations of the Company's outlet, specialty and flagship stores. The Licensing segment consists of the operations of licensing the Company's trademarks for specified products in specified geographic areas. The Company evaluates performance and allocates resources based on segment profits. The accounting policies of the reportable segments are the same as those described in Note 1, "Summary of Significant Accounting Policies", to the Consolidated Financial Statements included in the Company's Form 10-K. Segment profits are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses. Excluded from segment profits, however, are the vast majority of executive compensation, marketing, brand image marketing costs associated with its flagship stores, amortization of intangibles including goodwill and interest costs. Financial information for the Company's reportable segments is as follows:

                                                     Wholesale     Retail       Licensing          Total
                                                     ---------   ----------     ---------      ------------
Six Months Ended September 30, 2000
-----------------------------------
 Total segment revenue.............................. $ 736,682   $  165,145     $  62,687      $    964,514
 Segment profits....................................    78,305       35,833        36,988           151,126
 Depreciation and amortization
  included in segment profits.......................    25,046        3,633           502            29,181

Six Months Ended September 30, 1999
-----------------------------------
 Total segment revenue.............................. $ 817,896   $  133,150     $  60,594      $  1,011,640
 Segment profits....................................   167,737       33,411        41,487           242,635
 Depreciation and amortization
  included in segment profits.......................    21,245        4,444           582            26,271

                                              Wholesale        Retail         Licensing       Total
                                              ---------        ------         ---------       -----
Three Months Ended September 30, 2000
-------------------------------------
 Total segment revenue.................    $   418,579      $  97,359      $  32,587     $  548,525
 Segment profits.......................         57,142         22,395         20,103         99,640
 Depreciation and amortization
  included in segment profits..........         12,552          1,806            251         14,609

Three Months Ended September 30, 1999
-------------------------------------
 Total segment revenue.................    $   464,315      $  81,027      $  32,490     $  577,832
 Segment profits.......................         99,148         21,423         26,341        146,912
 Depreciation and amortization
  included in segment profits..........         11,225          2,337            297         13,859

  For the six months and three months ended September 30, 1999, Licensing segment profits include $6,400 from a settlement of a trademark infringement lawsuit with Wal-Mart Stores, Inc.

  A reconciliation of total segment revenue to consolidated net revenue is as follows:

                                                    Six Months Ended              Three Months Ended
                                                      September 30,                  September 30,
                                             ---------------------------      -------------------------
                                                  2000            1999            2000         1999
                                             ------------    -----------      -----------    ----------
Total segment revenue......................  $   964,514     $ 1,011,640      $   548,525    $  577,832
Intercompany revenue.......................      (31,335)        (30,914)         (15,224)      (16,209)
                                             -----------     -----------      -----------    ----------
Consolidated net revenue...................  $   933,179     $   980,726      $   533,301    $  561,623
                                             ===========     ===========      ===========    ==========

  Intercompany revenue represents buying agency commissions from consolidated subsidiaries.

  A reconciliation of total segment profits to consolidated income before income taxes is as follows:

                                                           Six Months Ended              Three Months Ended
                                                              September 30,                  September 30,
                                                       ---------------------------      ------------------------
                                                           2000           1999               2000         1999
                                                       ----------      -----------       ---------    ----------
Segment profits.................................        $ 151,126      $  242,635        $  99,640    $  146,912
Corporate expenses not allocated................           63,877          64,943           31,665        31,450
Interest expense, net...........................           12,475          16,286            6,700         8,526
                                                        ---------      ----------        ---------    ----------
Consolidated income before income taxes.........        $  74,774      $  161,406        $  61,275    $  106,936
                                                        =========      ==========        =========    ==========

  The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Note 5 - Special Charges

  During the quarter ended March 31, 2000, the Company recorded a special charge of $62,153, before income taxes, principally related to the following: a re-direction of the Company's full-price retail store program, which includes the closure of its flagship stores in Beverly Hills, California and London, England; the postponement of the launch of a new women's dress-up division; and the consolidation of the junior sportswear and junior jeans divisions. This charge consisted of provisions of $44,857 for the write-off of fixed assets and operating leases of the Company's flagship stores and the write-off of fixed assets related to the dress-up and junior sportswear divisions, $11,700 for inventory of the junior sportswear division and, to a lesser extent, the flagship stores, and $5,596 for severance and other costs. Inventory provisions were included in cost of sales in fiscal year 2000. As of September 30, 2000, the balance in the accrued special charge liability of $5,140 consists primarily of operating leases.

  Of approximately $14,000 in expected cash charges included in the fiscal 2000 special charges, approximately $9,500 was paid through September 30, 2000. The remaining cash charges are expected to be substantially paid by the end of fiscal year 2001.

Note 6 - Share Repurchase Program

     On April 7, 2000 the Company announced that its Board of Directors authorized the repurchase of up to $150,000 of its outstanding shares over a period of up to 18 months using available cash.

     Since the inception of the share repurchase program through September 30, 2000, the Company has repurchased 4,068,600 shares at an aggregate cost of $35,051.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (dollar amounts in thousands)

General

  The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes thereto which are included herein.

Results of Operations

  The following table sets forth the Condensed Consolidated Statements of Operations data as a percentage of net revenue.

                                                        Six Months Ended September 30,           Three Months ended September 30,
                                                        -----------------------------            --------------------------------
                                                          2000                  1999                2000                   1999
                                                        -------                ------            ---------                -------
Net revenue.....................................        100.0%                 100.0%               100.0%                 100.0%
Cost of goods sold..............................         58.9                   52.4                 58.0                   52.1
                                                        -----                  -----                -----                  -----
Gross profit....................................         41.1                   47.6                 42.0                   47.9

Depreciation and amortization...................          5.5                    4.8                  4.8                    4.2
Other SG&A expenses.............................         26.3                   24.7                 24.4                   23.1
                                                        -----                  -----                -----                  -----
Total operating expenses........................         31.8                   29.5                 29.2                   27.3
                                                        -----                  -----                -----                  -----

Income from operations..........................          9.3                   18.1                 12.8                   20.6
Interest expense, net...........................          1.3                    1.6                  1.3                    1.6
                                                        -----                  -----                -----                  -----

Income before taxes.............................          8.0                   16.5                 11.5                   19.0
Provision for income taxes......................          2.1                    4.8                  3.1                    5.5
                                                        -----                  -----                -----                  -----

Net income......................................          5.9                   11.7                  8.4                   13.5
                                                        =====                  =====                =====                  =====

 Six Months Ended September 30, 2000 Compared to Six Months Ended September 30,
                                     1999


  Net revenue decreased 4.8% to $933,179 in the six months ended September 30, 2000 from $980,726 in the corresponding period in fiscal 2000. This decrease is due to a decrease in the Company's Wholesale division offset, in part, by increases in the Retail and Licensing divisions, as outlined below.


                                  Six Months Ended September 30,
                                  ------------------------------
                                                                  % Increase
                                        2000           1999       /(Decrease)
                                  -----------      ----------     ----------
Wholesale........................  $  736,682      $  817,896        (9.9)%
Retail...........................     165,145         133,150        24.0 %
Licensing........................      31,352          29,680         5.6 %
                                  -----------      ----------     ----------
Total............................  $  933,179      $  980,726        (4.8)%
                                  ===========      ==========     ==========

  Within the Wholesale division, decreases in menswear sales of 12.7% (to $348,946 from $399,865) and womenswear sales of 19.3% (to $220,651 from
$273,267) were partially offset by an increase in childrenswear sales of 15.4% (to $167,085 from $144,764). The decreases in menswear and womenswear sales were due to price reductions caused by an oversupply of product and the promotional environment of department stores where the Company's products are sold offset, in part, by the liquidation of substantially higher levels of prior seasons goods. The improvement in childrenswear sales was due to volume increases which resulted primarily from increased sales to existing customers. The increased sales to existing customers was principally due to the expansion of the in-store shop and fixtured area program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured.

  The improvement in the Company's Retail division was due to an increase in the number of stores and certain larger store formats offset, in part, by a decrease in sales at existing stores. At September 30, 2000, the Company operated 95 retail stores as compared to 83 stores at September 30, 1999. Retail stores opened since September 30, 1999 contributed $32,811 of net revenue during the six months ended September 30, 2000.

  Revenue from the Licensing division, which consists of third-party licensing royalties and buying agency commissions, increased due to a general increase in sales of existing licensed products and an increase in the incremental revenue associated with newly licensed products. Of the increase, approximately $273 was due to products introduced under licenses entered into since September 30, 1999.

  Gross profit as a percentage of net revenue decreased to 41.1% in the first six months of fiscal 2001 from 47.6% in the same period in fiscal 2000. The decrease was mainly due to reduced wholesale margins in the menswear and womenswear components caused by the price reductions and liquidation of prior season goods referred to above. Wholesale gross margin declines were partially offset by increased sales in the Retail and Licensing divisions, each of which produce higher margins than those in the Wholesale division.

  The Company anticipates that the promotional environment of department stores will continue to prevail during the balance of fiscal 2001 and therefore expects a significant decline in revenue from fiscal 2000 levels in its menswear and womenswear components until supply and demand are brought more closely into balance. The Company also anticipates that continued pressure on its gross margins in menswear and womenswear will result in a significant reduction in consolidated net income in fiscal 2001 from the fiscal 2000 level.

  Operating expenses increased to $296,471, or 31.8%, of net revenue in the first six months of fiscal 2001 from $288,992, or 29.5%, of net revenue in the corresponding period in fiscal 2000. The Company's fiscal 2000 operating expenses benefited by $6,400 from a settlement of a trademark infringement lawsuit with Wal-Mart Stores, Inc. The increase in expenses is principally due to increased depreciation and amortization as well as expenses associated with retail stores opened and expanded since last year.

  Interest expense, net of interest income, decreased to $12,475 in the first six months of fiscal year 2001 from $16,286 in the corresponding six-month period last year. The decrease from 2000 to 2001 was primarily due to higher cash balances and higher interest rates earned on those balances.

  The provision for income taxes decreased to 26.9% of income before taxes in the six-month period ended September 30, 2000 from 28.9% in the corresponding period last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject.

     Three Months Ended September 30, 2000 Compared to Three Months Ended
                              September 30, 1999

  Net revenue decreased 5.0% to $533,301 in the three months ended September 30, 2000 from $561,623 in the corresponding period in fiscal 2000. This decrease is due to a decrease in the Company's Wholesale division offset, in part, by increases in the Retail and Licensing divisions, as outlined below.

                               Three Months Ended September 30,
                             ----------------------------------
                                                                   %Increase
                                2000                    1999      /(Decrease)
                             ----------             -----------   ----------
Wholesale..................  $  418,579             $   464,315      (9.9)%
Retail.....................      97,359                  81,027      20.2 %
Licensing..................      17,363                  16,281       6.6 %
                             ----------             -----------   ----------
Total......................  $  533,301             $   561,623      (5.0)%
                             ==========             ===========   ==========

  Within the Wholesale division, decreases in menswear sales of 8.9% (to $194,928 from $214,010) and womenswear sales of 19.0% (to $128,053 from
$158,074) were partially offset by an increase in childrenswear sales of 3.7% (to $95,598 from $92,231). The decreases in menswear and womenswear sales were due to price reductions caused by an oversupply of product and the promotional environment of department stores where the Company's products are sold offset, in part, by the liquidation of substantially higher levels of prior seasons goods. The improvement in childrenswear sales was due to volume increases, which resulted primarily from increased sales to existing customers. The increased sales to existing customers was principally due to the expansion of the in-store shop and fixtured area program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured.

  The improvement in the Company's Retail division was due to an increase in the number of stores offset, in part, by a decrease in sales at existing stores. At September 30, 2000, the Company operated 95 retail stores as compared to 83 stores at September 30, 1999. Retail stores opened since September 30, 1999 contributed $22,106 of net revenue during the quarter ended September 30, 2000.

     Revenue from the Licensing division, which consists of third party licensing royalties and buying agency commissions, increased due to a general increase in sales of existing licensed products and an increase in the incremental revenue associated with newly licensed products. Of the increase, approximately $107 was due to products introduced under licenses entered into since September 30, 1999.

     Gross profit as a percentage of net revenue decreased to 42.0% in the second quarter of fiscal 2001 from 47.9% in the second quarter of fiscal 2000. The decrease was mainly due to reduced wholesale margins in the menswear and womenswear components caused by the price reductions and liquidation of prior season goods referred to above. Wholesale gross margin declines were partially offset by increased sales in the Retail and Licensing divisions, each of which produce higher margins than those in the Wholesale division.

     The Company anticipates that the promotional environment of department stores will continue to prevail during the balance of fiscal 2001 and therefore expects a significant decline in revenue from fiscal 2000 levels in its menswear and womenswear components until supply and demand are brought more closely into balance. The Company also anticipates that continued pressure on its gross margins in menswear and womenswear will result in a significant reduction in consolidated net income in fiscal 2001 from the fiscal 2000 level.

     Operating expenses increased to $155,966, or 29.2%, of net revenue in the second quarter of fiscal 2001 from $153,725, or 27.3%, of net revenue in the second quarter of fiscal 2000. The Company's fiscal 2000 operating expenses benefited by $6,400 from a settlement of a trademark infringement lawsuit with Wal-Mart Stores, Inc. This benefit was partially offset by increased depreciation and amortization as well as expenses associated with retail stores opened and expanded since last year.

     Interest expense, net of interest income, decreased to $6,700 in the second quarter of fiscal year 2001 from $8,526 in the corresponding quarter last year. The decrease from 2000 to 2001 was primarily due to higher interest rates earned on invested cash balances.

     The provision for income taxes decreased to 26.7% of income before taxes in the quarter ended September 30, 2000 from 28.9% in the corresponding quarter last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject.


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

     The Company's cash and cash equivalents balance decreased from $309,397 at March 31, 2000 to $254,020 at September 30, 2000. This represented an overall decrease of $55,377 due primarily to the excess of capital expenditures, scheduled debt repayments and share repurchases over cash generated from operations. A detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

     Capital expenditures were $29,328 during the six months ended September 30, 2000. Capital expenditures were made principally in support of the Company's retail outlet store openings, as well as on facilities and selected in-store shops and fixtured areas, principally in the childrenswear area.

     At September 30, 2000, accrued expenses and other current liabilities included $51,177 of open letters of credit for inventory purchased. Additionally, at September 30, 2000, TH USA was contingently liable for unexpired bank letters of credit of $75,448 related to commitments of TH USA to suppliers for the purchase of inventories.

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

     The Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, of which $20,000 was outstanding at September 30, 2000, and an unsecured $200,000 five-year term credit facility which was borrowed by TH USA in connection with the Acquisition. The revolving credit facility is available for letters of credit, working capital and other general corporate purposes. The Credit Facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 7.31% and 7.09% as of, and for the six-month period ended, September 30, 2000, respectively and 5.83% and 5.72% as of, and for the six-month period ended, September 30, 1999, respectively.

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

     The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of, and for the twelve-month period ended, September 30, 2000.

     The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions such as those associated with the Acquisition. No interest rate hedging contracts were in place as of September 30, 2000.

     There were no significant committed capital expenditures at September 30, 2000. The Company expects fiscal 2001 capital expenditures to approximate $80,000 to $90,000. Funds may also be required to conduct the Company's share repurchase program, announced April 7, 2000, over a period of up to 18 months. Since the inception of the share repurchase program through September 30, 2000, the Company has repurchased 4,068,600 shares at an aggregate cost of $35,051.

     The Company expects to incur approximately $14,000 of cash charges related to the fiscal 2000 special charges (See Note 5 to the Condensed Consolidated Financial Statements), of which approximately $9,500 was paid through September 30, 2000. The remaining cash charges are expected to be substantially paid by the end of fiscal year 2001.

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

     Gains or losses on such forward contracts are recognized at the time the underlying hedge transaction is completed or recognized in earnings. At September 30, 2000, the Company had contracts to exchange foreign currencies, principally the Canadian dollar, the Japanese yen and the Euro, having a notional amount of $20,083. No significant gain or loss was inherent in such contracts at September 30, 2000.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are indicated by words or phrases such as "anticipate," "estimate," "project," "expect," "believe" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the overall level of consumer spending on apparel, the financial strength of the retail industry generally and the Company's customers in particular, changes in trends in the market segments in which the Company competes, the level of demand for the Company's products, actions by our major customers or existing or new competitors and changes in economic or political conditions in the markets where the Company sells or sources its products, as well as other risks and uncertainties set forth in the Company's publicly-filed documents, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2000. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 30, 2000, the Company held its Annual Meeting of Shareholders at the offices of PricewaterhouseCoopers, The Financial Services Centre, Bishop's Court Hill, St. Michael, Barbados. There were a total of 91,152,038 Ordinary Shares entitled to vote, in person or by proxy, at the meeting.

     The following matters were voted upon and approved at the meeting:

     (i) The election of three directors to the Board of Directors of the Company for a term to expire at the 2003 Annual Meeting of Shareholders; and


     (ii) A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's auditors for the fiscal year ending March 31, 2001.

     With respect to the election of the directors, the following votes were cast:

     Nominee                       For             Withheld Authority
     -------                       ---             ------------------
     Lawrence S. Stroll         69,504,813              1,597,182
     Lester M. Y. Ma            69,521,515              1,580,480
     Clinton V. Silver          69,881,100              1,220,895

          With respect to the ratification of PricewaterhouseCoopers LLP as auditors, a total of 70,601,959 votes were cast in favor of the proposal, 384,397 votes were cast against and 115,639 votes abstained.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


       11. Computation of Net Income Per Ordinary Share

       27. Financial Data Schedule

(b)  Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the three months ended September 30, 2000.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                Tommy Hilfiger Corporation


Date: November 10, 2000         By: /s/ Joel J. Horowitz
      -----------------                 ------------------------
                                        Joel J. Horowitz
                                        Chief Executive Officer and President
                                        Tommy Hilfiger Corporation


Date: November 10, 2000         By: /s/ Joseph Scirocco
      -----------------                 ------------------------
                                        Joseph Scirocco
                                        Principal Accounting Officer
                                        Tommy Hilfiger Corporation

                                 EXHIBIT INDEX


Exhibit
Number    Description
------    -----------

11.       Computation of Net Income Per Ordinary Share

27.       Financial Data Schedule