Form 10-Q
period 2000-12-31
HILFIGER TOMMY CORP
filed 2001-02-13
CIK 888747

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2000
                                               -----------------

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

                                                Yes   X       No______
                                                   ------

      Ordinary Shares, $0.01 par value per share, outstanding as of February 1,
      2001:   89,455,138

                           TOMMY HILFIGER CORPORATION
                               INDEX TO FORM 10-Q
                               December 31, 2000

PART I - FINANCIAL INFORMATION                                                                                         Page
                                                                                                                       ----
Item 1                                               Financial Statements
                Condensed Consolidated Statements of Operations for the three and nine months
                ended  December 31, 2000 and 1999..............................................................         3

                Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2000...............         4

                Condensed Consolidated Statements of Cash Flows for the nine months ended
                December 31, 2000 and 1999.....................................................................         5

                Condensed Consolidated Statements of Changes in Shareholders' Equity for the nine months
                ended December 31, 2000 and the year ended March 31, 2000......................................         6

                Notes to Condensed Consolidated Financial Statements...........................................         7

Item 2          Management's Discussion and Analysis of Financial Condition and Results of Operations..........        11

Item 3          Quantitative and Qualitative Disclosures About Market Risk.....................................        15

PART II - OTHER INFORMATION

Item 1          Legal Proceedings..............................................................................        16

Item 6          Exhibits and Reports on Form 8-K...............................................................        16

Signatures.....................................................................................................        17

                                    PART I


ITEM 1 - FINANCIAL STATEMENTS

                          TOMMY HILFIGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

(Unaudited)                                                       For the Nine Months Ended     For the Three Months Ended
                                                                         December 31,                  December 31,
                                                                ---------------------------     --------------------------
                                                                   2000             1999           2000            1999
                                                                -----------     -----------     ---------        ---------
Net revenue.................................................... $ 1,408,938     $ 1,501,930     $ 475,759        $ 521,204
Cost of goods sold.............................................     827,120         808,212       277,661          294,170
                                                                -----------     -----------     ---------        ---------

Gross profit...................................................     581,818         693,718       198,098          227,034
                                                                -----------     -----------     ---------        ---------

Depreciation and amortization..................................      77,487          71,579        26,315           25,043
Other selling, general and administrative expenses.............     352,908         356,971       107,609          114,515
                                                                -----------     -----------     ---------        ---------

Total operating expenses.......................................     430,395         428,550       133,924          139,558
                                                                -----------     -----------     ---------        ---------

Income from operations.........................................     151,423         265,168        64,174           87,476

Interest expense...............................................      31,560          31,452        10,374           10,192
Interest income................................................      13,144           8,621         4,433            3,647
                                                                -----------     -----------     ---------        ---------

Income before income taxes.....................................     133,007         242,337        58,233           80,931

Provision for income taxes.....................................      35,646          68,460        15,532           21,814
                                                                -----------     -----------     ---------        ---------

Net income..................................................... $    97,361     $   173,877     $  42,701        $  59,117
                                                                ===========     ===========     =========        =========
Earnings per share:

Basic earnings per share....................................... $      1.06     $      1.84     $    0.47        $    0.62
                                                                ===========     ===========     =========        =========

Weighted average shares outstanding............................      91,858          94,606        90,421           94,791
                                                                ===========     ===========     =========        =========

Diluted earnings per share..................................... $      1.06     $      1.81     $    0.47        $    0.62
                                                                ===========     ===========     =========        =========

Weighted average shares and share equivalents outstanding......      92,020          95,844        90,699           95,293
                                                                ===========     ===========     =========        =========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



(Unaudited)                                                             December 31,            March 31,
                                                                            2000                  2000
                                                                        ------------          ------------
Assets
Current assets
     Cash and cash equivalents.......................................   $    329,728          $    309,397
     Accounts receivable.............................................        141,324               221,110
     Inventories.....................................................        262,500               218,793
     Other current assets............................................        103,575               103,707
                                                                        ------------          ------------

          Total current assets.......................................        837,127               853,007

Property and equipment, at cost, less accumulated
  depreciation and amortization......................................        270,411               282,743
Intangible assets, net of accumulated amortization...................      1,215,015             1,240,945
Other assets.........................................................          2,911                 4,826
                                                                        ------------          ------------
          Total Assets...............................................   $  2,325,464          $  2,381,521
                                                                        ============          ============

Liabilities and Shareholders' Equity
Current liabilities
     Short-term borrowings...........................................   $        -            $        523
     Current portion of long-term debt...............................         50,000                50,000
     Accounts payable................................................         19,306                31,289
     Accrued expenses and other current liabilities..................        186,341               233,430
                                                                        ------------          ------------

          Total current liabilities..................................        255,647               315,242

Long-term debt.......................................................        541,964               579,370
Deferred tax liability...............................................        201,191               205,910
Other liabilities....................................................          2,150                 3,285

Shareholders' equity
     Preference Shares, $0.01 par value-shares authorized 5,000,000;
        none issued..................................................              -                     -
     Ordinary Shares, $0.01 par value-shares authorized 150,000,000;
        issued 94,871,938 and 94,830,638 shares, respectively........            949                   948
     Capital in excess of par value..................................        585,411               584,920
     Retained earnings...............................................        788,631               691,270
     Accumulated other comprehensive income..........................           (363)                  576
     Treasury shares, at cost: 5,416,800 and zero Ordinary Shares,
        respectively.................................................        (50,116)                    -
                                                                        ------------          ------------

          Total shareholders' equity.................................      1,324,512             1,277,714
                                                                        ------------          ------------

Commitments and contingencies

        Total Liabilities and Shareholders' Equity...................   $  2,325,464          $  2,381,521
                                                                        ============          ============

     See Accompanying Notes to Condensed Consolidated Financial Statements

                          TOMMY HILFIGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

(Unaudited)                                                                       For the Nine Months Ended
                                                                                         December 31,
                                                                                ---------------------------
                                                                                   2000              1999
                                                                                ---------         ---------
Cash flows from operating activities
  Net income................................................................... $  97,361         $ 173,877
  Adjustments to reconcile net income to net cash from operating activities
    Depreciation and amortization..............................................    78,176            72,541
    Deferred taxes.............................................................    (4,719)          (33,117)
    Changes in operating assets and liabilities
      Decrease (increase) in assets
        Accounts receivable....................................................    79,786            73,266
        Inventories............................................................   (43,707)          (15,571)
        Other assets...........................................................       683            (8,815)
      Increase (decrease) in liabilities
        Accounts payable.......................................................   (11,983)          (10,470)
        Accrued expenses and other liabilities.................................   (46,762)           15,469
                                                                                ---------         ---------
    Net cash provided by operating activities..................................   148,835           267,180
                                                                                ---------         ---------

Cash flows from investing activities
  Purchases of property and equipment..........................................   (40,836)          (87,773)
                                                                                ---------         ---------
    Net cash used in investing activities......................................   (40,836)          (87,773)
                                                                                ---------         ---------

Cash flows from financing activities
  Payments on long-term debt...................................................   (37,500)          (30,000)
  Proceeds from the exercise of employee stock options.........................       471             8,909
  Purchase of treasury shares..................................................   (50,116)                -
  Short-term bank borrowings (repayments)......................................      (523)           (1,009)
                                                                                ---------         ---------
    Net cash used in financing activities......................................   (87,668)          (22,100)
                                                                                ---------         ---------

    Net increase in cash.......................................................    20,331           157,307
Cash and cash equivalents, beginning of period.................................   309,397           241,950
                                                                                ---------         ---------

Cash and cash equivalents, end of period....................................... $ 329,728         $ 399,257
                                                                                =========         =========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)



(Unaudited)
                                                       Capital in                  Accumulated
                                                         excess                       other                        Total
                                           Ordinary      of par       Retained    comprehensive    Treasury    shareholders'
                                            shares       value        earnings    income (loss)     shares        equity
                                           --------    ----------    ----------   -------------    --------    -------------
Balance, March 31, 1999.................     $  943    $  572,809    $  518,912       $   (415)    $      -     $ 1,092,249
  Net income............................          -             -       172,358              -            -         172,358
  Foreign currency translation..........          -             -             -            991            -             991
  Exercise of employee stock options....          5         8,928             -              -            -           8,933
  Tax benefits from exercise of stock
    options.............................          -         3,183             -              -            -           3,183

                                           --------    ----------    ----------   -------------    --------    -------------
Balance, March 31, 2000.................        948       584,920       691,270             576           -       1,277,714
  Net income............................          -             -        97,361               -           -          97,361
  Foreign currency translation..........          -             -             -            (939)          -            (939)
  Exercise of employee stock options....          1           470             -               -           -             471
  Tax benefits from exercise of stock
    options.............................          -            21             -               -           -              21
  Purchase of treasury shares...........          -             -             -               -     (50,116)        (50,116)

                                           --------    ----------    ----------   -------------    --------    -------------
Balance, December 31, 2000 (Unaudited)..     $  949    $  585,411    $  788,631       $   (363)    $(50,116)    $ 1,324,512
                                           ========    ==========    ==========   =============    ========    =============

  Comprehensive income consists of net income and foreign currency translation and totaled $173,349 for the fiscal year ended March 31, 2000 and $96,422 for the nine months ended December 31, 2000.


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

  Operating results for the nine-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

  The financial statements as of and for the nine-month and the three-month periods ended December 31, 2000 and 1999 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 2000, as presented, has been prepared from the Consolidated Balance Sheet as of March 31, 2000 included in the Company's Form 10-K.


Note 2 - Credit Facilities

  The debt financing portion of the purchase price for the Company's fiscal 1999 acquisition of its womenswear, jeanswear and Canadian licensees (the "Acquisition") consisted of $250,000 of 6.50% notes maturing on June 1, 2003 (the "2003 Notes"), $200,000 of 6.85% notes maturing on June 1, 2008 (the "2008
Notes") and $200,000 of term loan borrowings pursuant to $450,000 of term and revolving credit facilities (the "Credit Facilities"). The 2003 Notes and the 2008 Notes (collectively, the "Notes") were issued by Tommy Hilfiger U.S.A., Inc. ("TH USA") and guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

  The Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility which was borrowed by TH USA in connection with the Acquisition, of which $122,500 remained outstanding as of December 31, 2000. The revolving credit facility is available for letters of credit, working capital and other general corporate purposes. As of December 31, 2000, $104,306 of the available borrowings had been used to open letters of credit and $20,000 had been borrowed and remained outstanding. The Credit Facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 7.36% and 7.16% as of, and for the nine-month period ended, December 31, 2000, respectively, and 6.50% and 5.89% as of, and for the nine-month period ended, December 31, 1999, respectively.

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

  The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of, and for the twelve-month period ended, December 31, 2000.

Note 3 - Summarized Financial Information

  The following presents summarized financial information of TH USA, a wholly owned subsidiary of THC, and its consolidated subsidiaries, as of December 31, 2000 and March 31, 2000 and for each of the nine-month and the three-month periods ended December 31, 2000 and 1999. TH USA is the issuer and THC is the guarantor of the Notes. The Company has not presented separate financial statements and other disclosures concerning TH USA because management has determined that such information is not material to holders of the Notes.

                                        December 31, 2000      March 31, 2000
                                        -----------------      --------------
Current assets..........................  $   672,885            $   611,967
Noncurrent assets.......................    1,462,942              1,501,533
Current liability due to THC............       25,872                  7,843
Other current liabilities...............      222,210                269,593
Noncurrent liability due to THC.........      798,285                798,472
Other noncurrent liabilities............      745,305                801,827


                                             Nine Months Ended December 31,            Three Months Ended December 31,
                                             ------------------------------            -------------------------------
                                                 2000               1999                  2000                  1999
                                             -----------        -----------            ---------             ---------
Net revenue...............................   $ 1,399,141        $ 1,493,510            $ 472,286             $ 518,247
Gross profit..............................       549,705            664,612              187,574               216,838
Net income................................        19,341            106,190               14,684                36,786

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


                                                  Wholesale       Retail       Licensing        Total
                                                -------------   ----------   -------------   -----------
Nine Months Ended December 31, 2000
-----------------------------------
   Total segment revenue......................  $ 1,086,267     $ 274,852       $ 90,961     $ 1,452,080
   Segment profits............................      120,962        58,374         54,214         233,550
   Depreciation and amortization
     included in segment profits..............       38,561         5,459            745          44,765

Nine Months Ended December 31, 1999
-----------------------------------
   Total segment revenue......................  $ 1,225,611     $ 230,549       $ 90,145     $ 1,546,305
   Segment profits............................      220,556        64,258         58,334         343,148
   Depreciation and amortization
     included in segment profits..............       32,820         6,880            882          40,582

                                                Wholesale         Retail        Licensing         Total
                                                ---------       ---------       ---------       ---------
Three Months Ended December 31, 2000
------------------------------------
   Total segment revenue...................     $ 349,585       $ 109,707       $  28,274       $ 487,566
   Segment profits.........................        42,657          22,541          17,226          82,424
   Depreciation and amortization
     included in segment profits...........        13,516           1,826             243          15,585

Three Months Ended December 31, 1999
------------------------------------
   Total segment revenue...................     $ 407,715       $  97,399       $  29,551       $ 534,665
   Segment profits.........................        52,819          30,847          16,847         100,513
   Depreciation and amortization
     included in segment profits...........        11,575           2,436             300          14,311

  For the nine months ended December 31, 1999, Licensing segment profits include $6,400 from a settlement of a trademark infringement lawsuit with Wal-Mart Stores, Inc.

  A reconciliation of total segment revenue to consolidated net revenue is as follows:

                                         Nine Months Ended December 31,         Three Months Ended December 31,
                                        -------------------------------         -------------------------------
                                           2000                1999                2000                1999
                                        -----------         -----------         -----------         -----------
Total segment revenue...........        $ 1,452,080         $ 1,546,305         $   487,566         $   534,665
Intercompany revenue............            (43,142)            (44,375)            (11,807)            (13,461)
                                        -----------         -----------         -----------         -----------
Consolidated net revenue........        $ 1,408,938         $ 1,501,930         $   475,759         $   521,204
                                        ===========         ===========         ===========         ===========

  Intercompany revenue represents buying agency commissions from consolidated subsidiaries.

  A reconciliation of total segment profits to consolidated income before income taxes is as follows:

                                                     Nine Months Ended December 31,          Three Months Ended December 31,
                                                     ------------------------------          -------------------------------
                                                         2000             1999                   2000             1999
                                                     -------------    -------------          -------------    -------------
Segment profits............................          $     233,550    $     343,148          $      82,424    $     100,513
Corporate expenses not allocated...........                 82,127           77,980                 18,250           13,037
Interest expense, net......................                 18,416           22,831                  5,941            6,545
                                                     -------------    -------------          -------------    -------------
Consolidated income before income taxes....          $     133,007    $     242,337          $      58,233    $      80,931
                                                     =============    =============          =============    =============

  The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Note 5 - Special Charges

  During the quarter ended March 31, 2000, the Company recorded a special charge of $62,153, before income taxes, principally related to the following: a re-direction of the Company's full-price retail store program, which includes the closure of its flagship stores in Beverly Hills, California and London, England; the postponement of the launch of a new women's dress-up division; and the consolidation of the junior sportswear and junior jeans divisions. This charge consisted of provisions of $44,857 for the write-off of fixed assets and operating leases of the Company's flagship stores and the write-off of fixed assets related to the dress-up and junior sportswear divisions, $11,700 for inventory of the junior sportswear division and, to a lesser extent, the flagship stores, and $5,596 for severance and other costs. Inventory provisions were included in cost of sales in fiscal year 2000. As of December 31, 2000, the balance in the accrued special charge liability was $3,795.

  Of approximately $14,000 in expected cash charges included in the fiscal 2000 special charges, approximately $12,800 was paid through December 31, 2000. The remaining cash charges are expected to be substantially paid by the end of fiscal year 2001.

Note 6 - Share Repurchase Program

  On April 7, 2000 the Company announced that its Board of Directors authorized the repurchase of up to $150,000 of its outstanding shares over a period of up to 18 months using available cash. Since the inception of the share repurchase program through December 31, 2000, the Company has repurchased 5,416,800 shares at an aggregate cost of $50,116.


Note 7 - Earnings Per Share

  Basic earnings per share were computed by dividing net income by the average number of common shares outstanding during the respective period as required by the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Diluted earnings per share have been computed by dividing net income by the average number of common shares outstanding plus the incremental shares that would have been outstanding assuming the exercise of stock options.

  A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:



                                                            Nine Months Ended December 31,          Three Months Ended December 31,
                                                            ------------------------------          -------------------------------
                                                                2000              1999                   2000               1999
                                                            ------------      ------------          ------------       ------------
Weighted average shares outstanding.......................        91,858            94,606                90,421             94,791
Net effect of dilutive stock options based on the
  treasury stock method using average market price........           162             1,238                   278                502
                                                            ------------      ------------          ------------       ------------
Weighted average share and share equivalents
  outstanding.............................................        92,020            95,844                90,699             95,293
                                                            ============      ============          ============       ============

  Options to purchase 7,692,230 shares at December 31, 2000 and 4,474,860 shares at December 31, 1999 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the ordinary shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (dollar amounts in thousands)

General

  The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes thereto which are included herein.

Results of Operations

  The following table sets forth the Condensed Consolidated Statements of Operations data as a percentage of net revenue.

                                               Nine Months Ended December 31,       Three Months Ended December 31,
                                               ------------------------------       -------------------------------
                                                   2000              1999               2000               1999
                                               ------------      ------------       ------------       ------------
Net revenue...........................                100.0%            100.0%             100.0%             100.0%
Cost of goods sold....................                 58.7              53.8               58.4               56.4
                                               ------------      ------------       ------------       ------------
Gross profit..........................                 41.3              46.2               41.6               43.6

Depreciation and amortization.........                  5.5               4.8                5.5                4.8
Other SG&A expenses...................                 25.1              23.7               22.6               22.0
                                               ------------      ------------       ------------       ------------
Total operating expenses..............                 30.6              28.5               28.1               26.8
                                               ------------      ------------       ------------       ------------

Income from operations................                 10.7              17.7               13.5               16.8
Interest expense, net.................                  1.3               1.6                1.3                1.3
                                               ------------      ------------       ------------       ------------

Income before taxes...................                  9.4              16.1               12.2               15.5
Provision for income taxes............                  2.5               4.5                3.2                4.2
                                               ------------      ------------       ------------       ------------
Net income............................                  6.9              11.6                9.0               11.3
                                               ============      ============       ============       ============


 Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31,
                                      1999

  Net revenue decreased 6.2% to $1,408,938 in the nine months ended December 31, 2000 from $1,501,930 in the corresponding period in fiscal 2000. This decrease is due to a decrease in the Company's Wholesale segment offset, in part, by increases in the Retail and Licensing segments, as outlined below.

                       Nine Months Ended December 31,
                       ------------------------------
                                                        % Increase
                          2000                1999      /(Decrease)
                       ----------          ----------   -----------
Wholesale............  $1,086,267          $1,225,611     (11.4)%
Retail...............     274,852             230,549      19.2 %
Licensing............      47,819              45,770       4.5 %
                       ----------          ----------   -----------
Total................  $1,408,938          $1,501,930      (6.2)%
                       ==========          ==========   ===========

  Within the Wholesale segment, decreases in menswear sales of 13.8% (to $497,511 from $577,069) and womenswear sales of 16.8% (to $351,966 from
$422,962) were partially offset by an increase in childrenswear sales of 5.0% (to $236,790 from $225,580). The decreases in menswear and womenswear sales were due to price reductions caused by an oversupply of product and the promotional environment of department stores where the Company's products are sold offset, in part, by the liquidation of substantially higher levels of prior seasons goods. The improvement in childrenswear sales was due to volume increases which resulted primarily from increased sales to existing customers. The increased sales to existing customers was principally due to the expansion of the in-store shop and fixtured area program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured.

  The improvement in the Company's Retail segment was due to an increase in the number of stores and the expansion of certain stores into larger formats. At December 31, 2000, the Company operated 100 retail stores as compared to 90 stores at December 31, 1999. Retail stores opened since December 31, 1999 contributed $31,537 of net revenue during the nine months ended December 31, 2000.

  Revenue from the Licensing segment, which consists of third party licensing royalties and buying agency commissions, increased due to a general increase in volume of licensed businesses.

  Gross profit as a percentage of net revenue decreased to 41.3% in the first nine months of fiscal 2001 from 46.2% in the same period in fiscal 2000. The decrease was due to reduced Wholesale margins caused by the price reductions and liquidation of prior season goods referred to above and lower Retail segment margins caused by actions taken to reduce inventory in the Company's outlet division. The decline in consolidated gross margin was partially offset by the higher relative contribution in fiscal 2001 of Retail and Licensing segment revenues, each of which produce higher gross margins than the Wholesale segment.

  Operating expenses increased to $430,395, or 30.6% of net revenue, in the first nine months of fiscal 2001 from $428,550, or 28.5% of net revenue, in the corresponding period in fiscal 2000. The Company's fiscal 2000 operating expense benefited by $6,400 from a settlement of a trademark infringement lawsuit with Wal-Mart Stores, Inc. Excluding this benefit, operating expenses decreased from the fiscal 2000 level. The decrease reflects savings realized by the Company's divisional consolidations and other streamlining efforts. This decrease was partially offset by increased depreciation and amortization as well as expenses associated with retail stores opened and expanded since last year.

  Interest expense, net of interest income, decreased to $18,416 in the first nine months of fiscal year 2001 from $22,831 in the corresponding nine-month period last year. The decrease from 2000 to 2001 was primarily due to higher average cash balances as well as a reduction in the Company's long-term debt balance. The Company earned higher interest rates on invested balances in fiscal 2001.

  The provision for income taxes decreased to 26.8% of income before taxes in the nine-month period ended December 31, 2000 from 28.2% in the corresponding period last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject.

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

  Net revenue decreased 8.7% to $475,759 in the three months ended December 31, 2000 from $521,204 in the corresponding period in fiscal 2000. This decrease is due to a decrease in the Company's Wholesale segment offset, in part, by increases in the Retail and Licensing segments, as outlined below.

                      Three Months Ended December 31,
                      -------------------------------    % Increase
                         2000                 1999       /(Decrease)
                      ----------           ----------    -----------
   Wholesale........  $  349,585           $  407,715      (14.3) %
   Retail...........     109,707               97,399       12.6  %
   Licensing........      16,467               16,090        2.3  %
                      ----------           ----------    -----------
   Total............  $  475,759           $  521,204       (8.7) %
                      ==========           ==========    ===========

  Within the Wholesale segment, menswear sales decreased 16.2% (to $148,565 from $177,204), womenswear sales decreased 12.3% (to $131,315 from $149,695) and childrenswear sales decreased 13.7% (to $69,705 from $80,816). The decrease in sales of the Wholesale segment was primarily due to price reductions caused by the promotional environment of department stores as well as reduced volumes reflecting the Company's efforts to balance supply and demand.

  The improvement in the Company's Retail segment was due to an increase in the number of stores and the expansion of certain stores into larger formats offset, in part, by a decrease in sales at existing stores. Management believes that the decrease at existing stores was due to several continuing market factors that reduced customer traffic at outlet malls, including ongoing promotional activity at department stores and higher energy prices. At December 31, 2000, the Company operated 100 retail stores as compared to 90 stores at December 31, 1999. Retail stores opened since December 31, 1999 contributed $15,641 of net revenue during the quarter ended December 31, 2000.

  Revenue from the Licensing segment, which consists of third party licensing royalties and buying agency commissions, increased due to a general increase in volume of licensed businesses.

  Gross profit as a percentage of net revenue decreased to 41.6% in the third quarter of fiscal 2001 from 43.6% in the third quarter of fiscal 2000. The decrease was caused mainly by actions taken to reduce inventory levels in both the Wholesale and Retail segments. The decline in consolidated gross margin was partially offset by the higher relative contribution in fiscal 2001 of Retail and Licensing segment revenues, each of which produce higher gross margins than the Wholesale segment.

  Operating expenses decreased to $133,924, or 28.1% of net revenue, in the third quarter of fiscal 2001 from $139,558, or 26.8% of net revenue, in the third quarter of fiscal 2000. The decrease reflects savings realized by the Company's divisional consolidations and other streamlining efforts. This decrease was partially offset by increased depreciation and amortization as well as expenses associated with retail stores opened and expanded since last year.

  Interest expense, net of interest income, decreased to $5,941 in the third quarter of fiscal year 2001 from $6,545 in the corresponding quarter last year. The decrease from 2000 to 2001 was primarily due to higher average cash balances as well as a reduction in the Company's long-term debt balance. The Company earned higher interest rates on invested balances in fiscal 2001.

  The provision for income taxes decreased to 26.7% of income before taxes in the quarter ended December 31, 2000 from 27.0% in the corresponding quarter last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject.


Liquidity and Capital Resources

  Cash provided by operations continues to be the Company's primary source of funds to finance operating needs, capital expenditures and debt service.
Capital expenditures primarily relate to the Company's construction of additional retail stores together with ongoing expenditures for it's in-store shop and fixtured areas program. The Company's sources of liquidity are cash on hand, cash from operations and the Company's available credit.

  The Company's cash and cash equivalents balance increased from $309,397 at March 31, 2000 to $329,728 at December 31, 2000. This increase resulted from cash generated from operations in excess of capital expenditures, scheduled debt repayments and share repurchases. A detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

  Capital expenditures were $40,836 during the nine months ended December 31, 2000. Capital expenditures were made principally in support of the Company's retail store openings and expansions, as well as on facilities and selected in-store shops and fixtured areas.

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

  The Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, of which $20,000 was outstanding at December 31, 2000, and an unsecured $200,000 five-year term credit facility which was borrowed by TH USA in connection with the Acquisition. The revolving credit facility is available for letters of credit, working capital and other general corporate purposes. The Credit Facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 7.36% and 7.16% as of, and for the nine-month period ended, December 31, 2000, respectively and 6.50% and 5.89% as of, and for the nine-month period ended, December 31, 1999, respectively.

  At December 31, 2000, accrued expenses and other current liabilities included $40,910 of open letters of credit for inventory purchased. Additionally, at December 31, 2000, TH USA was contingently liable for unexpired bank letters of credit of $63,396 related to commitments of TH USA to suppliers for the purchase of inventories.

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

  The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of, and for the twelve-month period ended, December 31, 2000.

  The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions such as those associated with the Acquisition. No interest rate hedging contracts were in place as of December 31, 2000.

  There were no significant committed capital expenditures at December 31, 2000. The Company expects fiscal 2001 capital expenditures to be less than $80,000. Funds may also be required to conduct the Company's share repurchase program, announced April 7, 2000, in which the Board of Directors authorized the repurchase of up to $150,000 of its outstanding shares over a period of up to 18 months. Since the inception of the share repurchase program through December 31, 2000, the Company has repurchased 5,416,800 shares at an aggregate cost of $50,116.

  The Company expected to incur approximately $14,000 of cash charges related to the fiscal 2000 special charges (See Note 5 to the Condensed Consolidated Financial Statements), of which approximately $12,800 was paid through December 31, 2000.

  The Company intends to fund its cash requirements for the balance of fiscal 2001 and future years from available cash balances, internally generated funds and borrowings available under the Credit Facilities. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

Seasonality

  The Company's business is impacted by the general seasonal trends characteristic of the apparel and retail industries. Wholesale revenues are generally highest during the second and fourth fiscal quarters, while the Company's Retail segment generally contributes its highest levels of revenue during the third fiscal quarter. As the timing of Wholesale product shipments and other events affecting the retail business may vary, results for any particular quarter might not be indicative of results for the full year.

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


Exchange Rates

  The Company receives United States dollars for substantially all of its product sales, other than those in Canada, and its licensing revenues.
Inventory purchases from contract manufacturers throughout the world, other than those in Canada, are denominated in United States dollars; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of such contract manufacturers, which may have the effect of increasing the Company's cost of goods sold in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company's inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

  The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments, transactions, or cash flows. These include the purchase of inventory, capital expenditures and the collection of certain foreign receivables. The Company enters into forward contracts with maturities of up to one year to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes.

  Gains or losses on such forward contracts are recognized at the time the underlying hedge transaction is completed or recognized in earnings. At December 31, 2000, the Company had contracts to exchange foreign currencies, principally the Canadian dollar and the Euro, having a notional amount of $16,217. No significant gain or loss was inherent in such contracts at December 31, 2000.

Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138. This statement will become effective for the Company beginning in fiscal 2002. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to the limited use of derivative instruments, the nature of such instruments and the nature of the underlying transactions being hedged, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin is effective for the fourth quarter of fiscal 2001. Adoption of SAB 101 will not have a significant impact on the Company's results of operations or equity.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11. Computation of Net Income Per Ordinary Share

     27. Financial Data Schedule

(b)  Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the three months ended December 31, 2000.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                Tommy Hilfiger Corporation


Date: February 9, 2001          By: /s/  Joel J. Horowitz
      ----------------                   -----------------------
                                         Joel J. Horowitz
                                         Chief Executive Officer and President
                                         Tommy Hilfiger Corporation


Date: February 9, 2001          By: /s/  Joseph Scirocco
      ----------------                   -----------------------
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