Form 10-K405
period 2001-03-31
HILFIGER TOMMY CORP
filed 2001-06-26
CIK 888747

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended March 31, 2001.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price on May 31, 2001: Ordinary Shares, $.01
                                                         ----------------------
Par Value - $1,183,533,440
--------------------------

The number of shares outstanding of the registrant's stock as of May 31, 2001:
Ordinary Shares, $.01 Par Value - 88,976,802 shares.
---------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

Item                                                                     Page
----                                                                     ----
                                    PART I
Item 1.    Business.......................................................  3
Item 2.    Properties..................................................... 13
Item 3.    Legal Proceedings.............................................. 13
Item 4.    Submission of Matters to a Vote of
            Security Holders.............................................. 14

                                    PART II

Item 5.    Market for Registrant's Common Equity
            and Related Matters........................................... 15
Item 6.    Selected Financial Data........................................ 16
Item 7.    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations.................................................... 17
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..... 24
Item 8.    Financial Statements and Supplementary
            Data.......................................................... 25
Item 9.    Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure.................................................... 26

                                   PART III

Item 10.   Directors and Executive Officers of
            the Company................................................... 26
Item 11.    Executive Compensation........................................ 29
Item 12.   Security Ownership of Certain Beneficial
            Owners and Management......................................... 36
Item 13.   Certain Relationships and Related
            Transactions.................................................. 37

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K........................................... 39

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

     As of March 31, 2001, the Company was engaged in three reportable segments:
Wholesale, Retail and Licensing. The Wholesale segment consists of the design and sourcing of men's sportswear and jeanswear, women's casualwear, junior jeanswear and childrenswear for wholesale distribution. The Retail segment reflects the operations of the Company's outlet, specialty and, through February 2001, flagship stores. The Licensing segment consists of the operations of licensing the Company's trademarks for specified products in specified geographic areas.

     In the Wholesale segment, products are principally merchandised through the Company's in-store shop and fixtured area program, whereby participating retailers set aside floor space highlighted by distinctive fixtures dedicated for the exclusive sale of the Company's products by the retailer. In addition to continuing the in-store shop and fixtured area program, the Company plans to continue broadening its range of product offerings, both in-house and through licensing arrangements, and expanding its channels of distribution. Since 1992, the Company has introduced several in-house products, including childrenswear, athleticwear and jeanswear. Additionally, the Company has introduced new products through licensing agreements, including fragrances, robes and sleepwear, footwear, home furnishings and other accessories. See "Merchandising Strategies - Licensing and Distributorships."

     As of March 31, 2001, the Company operated 94 outlet stores and 11 specialty retail stores, including a store in London, England, and currently plans to open up to 10 additional outlet stores by March 31, 2002. The Company also plans to open approximately 25 additional specialty stores by March 31, 2002. The Company had operated two flagship stores, one in Beverly Hills, California and one in London, England, principally as marketing vehicles. The Company closed the London, England and the Beverly Hills, California flagship stores in August, 2000 and February, 2001, respectively. See "Merchandising Strategies - Retailing."

Share Repurchase Program

     On April 7, 2000 the Company announced that its Board of Directors authorized the repurchase of up to $150 million of its outstanding shares over a period of up to 18 months using available cash. As of March 31, 2001, the Company repurchased a total of 6,192,600 shares at a cost of approximately $61.2 million.

Acquisition of Womenswear, Jeanswear and Canadian Licensees

     On May 8, 1998, following the approval by the shareholders of the Company on May 5, 1998, the Company acquired Pepe Jeans USA, Inc., the Company's United States womenswear and jeanswear licensee ("Pepe USA"), TJ Far East Limited, Pepe USA's buying agency affiliate ("Pepe Far East"), and Tomcan Investments Inc., the parent corporation of Tommy Hilfiger Canada Inc. ("TH Canada"), the Company's Canadian licensee (collectively, the "Acquired Companies"), for an aggregate purchase price of $755,760,000 in cash plus 18,091,860 Ordinary Shares of the Company (the "Acquisition"). The cash portion of the purchase price was funded through a combination of cash on hand, the issuance of debt securities in a public offering and bank borrowings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7.

     Pursuant to a license granted by the Company, Pepe USA had exclusive United States rights to develop, source and market men's, women's and girls' jeanswear and jeans-related apparel, including women's and girls' casualwear, bearing the Tommy Jeans and Tommy Hilfiger trademarks. Pepe USA marketed its products principally through in-store shops and fixtured areas in leading department stores and through leading specialty stores. Pepe Far East and its subsidiaries performed buying agency services for womenswear and jeanswear under the Tommy Jeans and Tommy Hilfiger trademarks for both Pepe USA and the Company's third-party distributors outside the United States.

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

     Information on the Company's pro forma results for the fiscal year ended March 31, 1999, giving effect to the Acquisition, is presented in Note 14 to the Consolidated Financial Statements in Item 8. For more information relating to the Acquisition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item
7 and Note 14 to the Consolidated Financial Statements in Item 8.

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

Retailing

     The Company believes its outlet store business has positioned it to take advantage of an important segment of the retail apparel industry that appeals to customers' value orientation and provides the Company with an additional channel of distribution. The Company stocks its outlet stores with first-quality products manufactured specifically for its outlet stores' customers and, to a small degree, with out-of-season products. As of March 31, 2001, the Company operated 94 outlet stores and currently plans to open up to 10 additional outlet stores by March 31, 2002. The Company's outlet stores are located primarily in major outlet centers in the United States.

     As of March 31, 2001, the Company also operated 11 specialty retail stores. The Company currently plans to open approximately 25 additional specialty stores by March 31, 2002. The Company believes that specialty stores are complementary to its department store distribution and will enable the Company to reach consumers who prefer this shopping format and to penetrate selected markets that are currently not served by department stores. Specialty retail store formats include sportswear stores, jeanswear stores, childrenswear stores or a combination thereof, each with appropriate licensed products.

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

     As shown in the table below, the Company offers numerous products through license arrangements with companies which are among the industry leaders in their respective categories and has several strategic geographic licenses and distributorships:


Product Category                                                    Licensee                            Available at Retail
----------------                                                    --------                            -----------------------
Men's socks                                                         Mountain High Hosiery, Inc.         Holiday 1992
Men's neckwear                                                      Superba, Inc.                       Father's Day 1993
Men's belts, small leather goods and jewelry                        Swank, Inc                          Fall 1993
Men's suits, sport coats, dress slacks, top coats, formal wear      Hartmarx Corporation                Fall 1994
Men's dress shirts                                                  Oxford Industries, Inc.             Fall 1994
Men's underwear                                                     Jockey International, Inc.          Fall 1994
Men's fragrance                                                     Aramis, Inc. (Estee Lauder)         Father's Day 1995
Men's robes and sleepwear                                           Russell-Newman, Inc.                Holiday 1995
Men's golfwear                                                      Oxford Industries, Inc.             Holiday 1995
Eyewear                                                             Lantis Eyewear Corporation          Fall 1996
Women's fragrance                                                   Aramis, Inc. (Estee Lauder)         Fall 1996
Men's footwear                                                      The Stride Rite Corporation         Spring 1997
Children's socks                                                    Mountain High Hosiery, Inc.         Spring 1997
Boy's blazers                                                       Alperin, Inc.                       Spring 1997
Men's sunglasses                                                    Lantis Eyewear Corporation          Fall 1997
Children's footwear                                                 The Stride Rite Corporation         Fall 1997
Boy's neckwear                                                      Superba, Inc.                       Holiday 1997
Athletics fragrance                                                 Aramis, Inc. (Estee Lauder)         Spring 1998
Formal accessories                                                  Marks & Barry                       Spring 1998
Linens, bedding and bath products                                   Revman Industries, Inc.             Summer 1998
Women's footwear                                                    The Stride Rite Corporation         Holiday 1998
Women's robes and sleepwear                                         Russell-Newman, Inc.                Holiday 1998
Women's sunglasses                                                  Lantis Eyewear Corporation          Holiday 1998
Women's hosiery                                                     Mountain High Hosiery, Inc.         Holiday 1998
Bath & body products                                                Aramis, Inc. (Estee Lauder)         Spring 1999
Women's handbags, belts and small leather goods and sportbags       Dickson Licensing Limited           Fall 1999
Men's tailored clothing (Europe)                                    Strellson AG                        Fall 1999
Cosmetics                                                           Aramis, Inc. (Estee Lauder)         Fall 1999
Children's sunglasses                                               Lantis Eyewear Corporation          Fall 1999
Children's eyewear                                                  Lantis Eyewear Corporation          Spring 2000
Women's jewelry                                                     Victoria & Co. Ltd.                 Spring 2000
                                                                    (Jones Apparel Group, Inc.)
Women's intimate apparel                                            Bestform Inc. (VF Corporation)      Fall 2000
Women's golfwear                                                    Oxford Industries, Inc.             Holiday 2000
Dolls                                                               FAO Schwarz                         Holiday 2000
Men's and women's watches                                           Movado Group, Inc.                  Spring 2001
Women's swimwear                                                    Jantzen, Inc. (VF Corporation)      Spring 2001

Geographic Territory                                                Licensee/Distributor                Available at Retail
--------------------                                                --------------------                ----------------------
Central and South America                                           American Sportswear S.A.            1989
Japan                                                               THMJ Incorporated                   1991
Mexico                                                              Tommy Hilfiger Mexico SA de CV      1995
Europe                                                              Tommy Hilfiger Europe B.V.          1997
Asia-Pacific                                                        KSDP International                  1998

     In addition to a royalty payment or license fee, all of the Company's licensees and distributors are required to contribute to the advertisement and promotion of Tommy Hilfiger products on the basis of a percentage of their net sales of Tommy Hilfiger products or a percentage of their net purchases of Tommy Hilfiger products through the Company's buying offices (depending on the terms of the license or distributorship agreement), generally subject to minimum amounts.

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

     An important feature of the Company's sales and marketing strategy is its in-store shop and fixtured area program, whereby participating retailers set aside floor space highlighted by distinctive fixtures dedicated for exclusive sale of the Company's products by the retailer. This program enables the retailer to create an environment consistent with the Company's image and to display and stock a greater volume of the Company's products per square foot of retail space. Such shops and fixtured areas encourage longer-term commitment by the retailer to the Company's products, including the retailer's provision of upgraded staffing. These shops and fixtured areas are also believed to increase consumer product recognition and loyalty because of the retail customer's familiarity with the location of the Company's products in the store.

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

Advertising, Public Relations and Promotion

     The Company believes that advertising to promote and enhance the Tommy Hilfiger brand and the image of Tommy Hilfiger products is important to its long-term growth strategy. All of the Company's licensees and distributors are required to contribute to the advertisement and promotion of Tommy Hilfiger products a percentage of their net sales of Tommy Hilfiger products or a percentage of their net purchases of Tommy Hilfiger products through the Company's buying offices (depending on the terms of the license or distributorship agreement), generally subject to minimum amounts. Advertising by the Company, its licensees and most of its distributors is coordinated by the Company and principally appears in magazines, newspapers, and outdoor advertising media. In addition, selected personal appearances by Tommy Hilfiger, corporate sponsorships and charitable programs are utilized to further enhance awareness of the Company's image and promote the Company's products.
The Company employs an advertising and public relations staff to implement these efforts.

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

     The Company imports most of its finished goods because it believes it can import higher quality products at lower costs than could be achieved domestically. Management maintains extensive and long-term relationships with leading manufacturers in Mexico and the Far East, including, among others, manufacturers located in Indonesia, India, Mauritius, Sri Lanka and Thailand. None of the countries from which the Company imports accounts for more than 15% of the total cost of products purchased annually. The Company monitors duty, tariff and quota-related developments and continually seeks to minimize its potential exposure to duty, tariff and quota-related risks through, among other measures, geographical diversification of its manufacturing sources, the maintenance of its buying offices in Hong Kong, India and the United States, allocation of production to merchandise categories where more quota is available and shifts of production among countries and manufacturers.

     The Company's production and sourcing staff oversee all aspects of apparel manufacturing and production, the negotiation for raw materials and research and development of new products and sources. The Company's buying offices perform product development, sourcing, production scheduling and quality control functions. In addition, the Company contracts with various buying subagents that perform similar services for the Company and its licensees and geographic distributors, for specified commissions.

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


Quality Control

     The Company's quality control program is designed to ensure that purchased goods meet the

Company's standards. The Company inspects prototypes of each product prior to cutting by the contractors and performs two in-line inspections and a final inspection prior to shipment. All finished goods are shipped to the Company's New Jersey facilities for re-inspection and distribution. While the Company's return policy permits customers to return defective products for credit, less than 1% of the Company's shipments in fiscal 2001 were returned as defective under this policy.

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

Distribution

     In the United States, wholesale distribution occurs at four New Jersey facilities which average approximately 306,000 square feet. The facilities are operated by the Company and principally staffed by an independent contractor who charges the Company on the basis of the number of items processed, subject to a minimum annual fee. In addition, the Company utilizes a 203,000 square foot facility in New Jersey for retail distribution. The Company maintains its distribution management group and certain administrative functions at its New Jersey facilities. The Company's Canadian distribution is processed through a 174,000 square foot facility located in Montreal, Quebec.

Credit and Collection

     The Company collects the majority of its receivables from U.S. customers through a credit company subsidiary of a large financial institution pursuant to an agreement whereby the credit company pays the Company after the credit company receives payment from the Company's customer. The credit company establishes maximum credit limits for each customer account. If the receivable becomes 120 days past due, or the customer becomes bankrupt or insolvent, the full amount of the receivable is reimbursable by the credit company. The Company has a similar arrangement with another large financial institution for credit services to its Canadian subsidiary. In both cases the Company believes that the credit risk associated with such financial institutions is minimal.

     The Company also grants credit directly to certain select customers in the normal course of business without participation by a credit company. In such cases the Company monitors its credit exposure limits to avoid any significant concentration of risk.

     Bad debts as a percentage of net sales were less than 0.1% in each of the Company's last three fiscal years.

Trademarks

     The Company owns and utilizes the following principal trademarks: the names TOMMY HILFIGER(R), TOMMY JEANS(R), TOMMY(R), TOMMY GIRL(R), HILFIGER ATHLETICS(R) and TOMMY.COM(R) and the distinctive flag logo, crest design and green eyelet device. Tommy Hilfiger Licensing, Inc., a subsidiary of THC ("THLI"), has registered or applied for registration for these trademarks for use in the United States and in numerous countries worldwide, including, inter alia, in North America, Europe, Asia, South and Central America. The Company regards its trademarks and other proprietary intellectual property rights as valuable assets in the marketing of its products. THLI is a party to an agreement with Mr. Hilfiger that restricts the sale, lease, license or other conveyance of THLI's trademarks, the amendment of the license agreement between THLI and Tommy Hilfiger U.S.A., Inc., a subsidiary of THC ("TH USA"), and the creation of any lien on THLI's trademarks without Mr. Hilfiger's consent, until Mr. Hilfiger's death, or until termination of Mr. Hilfiger's employment with TH USA without the consent of TH USA.

Backlog

     The Company generally receives orders approximately three to five months prior to the time the products are delivered to stores. Thus, at March 31, 2001, the Company's backlog of orders represents a significant portion of the Company's expected sales through September 30, 2001. At March 31, 2001, the Company's backlog of orders was approximately $671 million, compared to approximately $771 million at March 31, 2000. The Company's backlog depends upon a number of factors, including the timing of "market weeks" during which a significant percentage of the Company's orders are received and the timing of shipments. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or net revenues realized from such shipments.

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

Dependence on Customers Under Common Control

     The Company's department store customers include major United States retailers, certain of which are under common ownership. When considered together as a group under common ownership, sales to the department store customers which were owned by Dillard Department Stores, Federated Department Stores and The May Department Stores Company accounted for approximately 22%, 17%, and 17%, respectively, of the Company's fiscal 2001 net wholesale product sales. A decision by the controlling owner of a group of department stores to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company.

Employees

     At March 31, 2001, the Company had approximately 2,600 full-time employees and 1,500 part-time employees. Virtually all of the Company's part-time employees were employed in the Company's retail stores. None of the Company's employees is a member of a union. The Company considers its relations with its employees to be excellent.

ITEM 2.   PROPERTIES

     The principal executive offices of THC are located at 6/F, Precious Industrial Centre, 18 Cheung Yue Street, Cheung Sha Wan, Kowloon, Hong Kong. TH USA's principal executive offices are located at 25 West 39th Street, New York, New York 10018.

     The general location, use, ownership status and approximate size of the principal properties which the Company occupied as of March 31, 2001 are set forth below:


                                                                                                                 Approximate
                                                                                            0wnership           Area in Square
Location                              Use                                                     Status                 Feet
--------                              ---                                                     ------                 ----
Hong Kong......................       Executive offices and principal buying office            Owned                  20,000
New York, New York.............       TH USA headquarters, sales offices and showrooms         Owned                 170,000
New York, New York.............       Design, production and administrative offices            Owned                 115,000
Edison, New Jersey.............       Warehouse distribution and administrative offices       Leased                 203,000
South Brunswick, New Jersey....       Warehouse distribution and administrative offices       Leased                 360,000
Secaucus, New Jersey...........       Warehouse distribution and administrative offices       Leased                 324,000
Secaucus, New Jersey...........       Warehouse distribution                                  Leased                 115,000
Kearny, New Jersey.............       Warehouse distribution                                  Leased                 445,000
Montreal, Quebec...............       Warehouse distribution, sales and administrative        Leased                 174,000
                                      offices and showrooms

     The Company operates 94 outlet stores, each averaging approximately 5,600 square feet, generally located in major outlet centers in the U.S., and 11 specialty retail stores in metropolitan areas, including one in London, England, each averaging approximately 6,000 square feet. The Company had operated two flagship stores for a portion of fiscal 2001, each averaging approximately 18,000 square feet, one in Beverly Hills, California and one in London, England. The two flagship stores were closed during fiscal 2001. See "Business - Merchandising Strategies- Retailing" in Item 1. In addition, the Company has two regional showrooms outside of New York City and an administrative office in Wilmington, Delaware. All of such stores, showrooms and the administrative office are leased.


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

     The Company has entered into settlement agreements with the plaintiffs in the Federal Action and in the State Action. As part of these agreements, the Company specifically denies any wrongdoing or any liability with regard to the claims made in the Federal Action and the State Action. The settlement agreement provides for a monetary payment, in an amount that is not material to the Company's financial position, results of operations or cash flows, to a class of plaintiffs in the Federal Action, as well as the creation of a monitoring program for factories in Saipan. The settlement must be approved by the Federal Court, and a class of plaintiffs certified. The Federal Action has been transferred to the federal judge in Saipan. Plaintiffs are presently challenging the transfer order. Once the matter has been transferred, the judge will schedule the hearing on settlement approval and preliminary class certification.

     The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their businesses. In the opinion of the Company's management, based on advice of counsel, the resolution of these matters will not have a material effect on its financial position, its results of operations or its cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     The Company's Ordinary Shares, par value $.01 per share (the "Ordinary Shares"), are listed and traded on the New York Stock Exchange under the symbol "TOM." As of May 31, 2001, there were approximately 1,300 record holders of the outstanding Ordinary Shares.

     The following table sets forth, for each of the periods indicated, the high and low sales prices per Ordinary Share as reported on the New York Stock Exchange Composite Tape.

                                               High        Low
                                               ----        ---
Fiscal Year ended March 31, 2001
  Fourth Quarter.......................        17.25       9.06
  Third Quarter........................        13.81       8.38
  Second Quarter.......................        11.44       7.00
  First Quarter........................        14.88       6.31

Fiscal Year ended March 31, 2000
  Fourth Quarter.......................        22.63      11.06
  Third Quarter........................        29.88      22.13
  Second Quarter.......................        41.00      26.25
  First Quarter........................        41.06      31.56

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

                                                                              Fiscal Year Ended March 31,
                                                        ------------------------------------------------------------------
                                                           2001          2000/(1)/      1999/(1)/      1998         1997
                                                        ----------    --------------  ------------   -----------  --------
                                                                       (in thousands, except per share amounts)
Statement of Operations Data:
-----------------------------
Net revenue...........................................  $1,880,935     $1,977,180     $1,637,073     $847,110     $661,688
Cost of goods sold....................................   1,116,321      1,103,582        872,607      447,524      344,884
                                                        ----------     ----------     ----------     --------     --------

Gross profit..........................................     764,614        873,598        764,466      399,586      316,804
Total operating expenses..............................     567,194        618,099        484,185      236,571      190,976
                                                        ----------     ----------     ----------     --------     --------

Income from operations................................     197,420        255,499        280,281      163,015      125,828
Interest expense......................................      41,412         41,024         39,525        1,258          761
Interest income.......................................      17,450         13,056          5,615        7,013        6,181
                                                        ----------     ----------     ----------     --------     --------

Income before income taxes............................     173,458        227,531        246,371      168,770      131,248

Provision for income taxes............................      42,497         55,173         72,654       55,590       44,866
                                                        ----------     ----------     ----------     --------     --------
Net income............................................  $  130,961     $  172,358     $  173,717     $113,180     $ 86,382
                                                        ==========     ==========     ==========     ========     ========

Basic earnings per share..............................  $     1.44     $     1.82     $     1.88     $   1.51     $   1.17
                                                        ==========     ==========     ==========     ========     ========
Weighted average shares outstanding...................      91,239         94,662         92,264       74,748       74,118
                                                        ==========     ==========     ==========     ========     ========

Diluted earnings per share............................  $     1.43     $     1.80     $     1.86     $   1.49     $   1.14
                                                        ==========     ==========     ==========     ========     ========
Weighted average shares and share
  equivalents outstanding.............................      91,534         95,632         93,376       75,772       75,770
                                                        ==========     ==========     ==========     ========     ========

/(1)/ Reflects the acquisition in May 1998 of the Company's licensees, Pepe USA and TH Canada, as described further in Item 1. Selling, general and administrative expenses in fiscal 1999 included special acquisition-related charges of $19,800 ($11,900 after-tax or $0.13 per diluted share). Fiscal 2000 results included special charges of $62,153 ($36,360 after tax or $0.39 per diluted share), of which $11,700 was included in cost of goods sold.

                                                                                      As of March 31,
                                                        ------------------------------------------------------------------
                                                           2001           2000          1999           1998        1997
                                                        ----------   --------------  ------------   ----------   ---------
                                                                                     (in thousands)
Balance Sheet Data:
-------------------
Cash and cash equivalents.............................  $  318,431     $  309,397     $  241,950     $157,051     $109,908
Working capital.......................................     591,376        537,765        443,006      345,886      270,667
Total assets..........................................   2,342,556      2,381,521      2,206,620      618,010      463,085
Short-term borrowings, including current
   portion of long-term debt..........................      50,000         50,523         41,234            -          275
Long-term debt........................................     529,495        579,370        609,245            -        1,510
Shareholders' equity..................................   1,348,593      1,277,714      1,092,249      519,062      397,464

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
                         (dollar amounts in thousands)

     All references to years relate to the fiscal year ended March 31 of such year.


Results of Operations

     The following table sets forth the Consolidated Statements of Operations data as a percentage of net revenue.


                                                                   Fiscal Year Ended March 31,
                                                    ---------------------------------------------------------
                                                        2001                   2000                   1999
                                                    ------------             ---------              ---------

Net revenue....................................            100.0%                100.0%                 100.0%
Cost of goods sold.............................             59.3                  55.8                   53.3
                                                    ------------             ---------              ---------
Gross profit...................................             40.7                  44.2                   46.7

Depreciation and amortization..................              5.7                   5.0                    5.0
Other SG&A expenses............................             24.5                  23.7                   23.4
                                                    ------------             ---------              ---------
Operating expenses before special charges......             30.2                  28.7                   28.4
Special charges................................                -                   2.6                    1.2
                                                    ------------             ---------              ---------
Total operating expenses.......................             30.2                  31.3                   29.6
                                                    ------------             ---------              ---------

Income from operations.........................             10.5                  12.9                   17.1
Interest expense, net..........................              1.3                   1.4                    2.1
                                                    ------------             ---------              ---------

Income before taxes............................              9.2                  11.5                   15.0
Provision for income taxes.....................              2.2                   2.8                    4.4
                                                    ------------             ---------              ---------

Net income.....................................              7.0                   8.7                   10.6
                                                    ============             =========              =========


        Year Ended March 31, 2001 Compared to Year Ended March 31, 2000

     Net revenue decreased to $1,880,935 in fiscal 2001 from $1,977,180 in fiscal 2000, a decrease of 4.9%. This decrease is due to a decrease in the Company's Wholesale segment offset, in part, by increases in the Retail and Licensing segments, as outlined below.


                                         Fiscal Year Ended March 31,
                                       ------------------------------
                                                                         % Increase
                                           2001            2000          /(Decrease)
                                       -----------      ------------     -----------
     Wholesale.....................     $1,484,544        $1,635,242       (9.2)%
     Retail........................        330,965           280,255       18.1 %
     Licensing.....................         65,426            61,683        6.1 %
                                       -----------      ------------     -----------
     Total.........................     $1,880,935        $1,977,180       (4.9) %
                                       ===========      ============     ===========

     Within the Wholesale segment, decreases in menswear sales of 11.6% (to $666,722 from $754,084) and womenswear sales of 14.5% (to $485,013 from
$566,962) were partially offset by an increase in childrenswear sales of 5.9% (to $332,809 from $314,196). The decreases in menswear and womenswear sales were due to price reductions caused by an oversupply of product and the promotional environment of department stores where the Company's products are sold offset, in part, by the liquidation of substantially higher levels of prior season goods. The improvement in childrenswear sales was due to volume increases which resulted primarily from increased sales to existing customers. The increased sales to existing customers was principally due to the expansion of the in-store shop and fixtured area program, whereby certain of the Company's customers have increased the amount of square footage where the Company's products are featured.

     The improvement in the Company's Retail segment was due to an increase in the number of stores and the expansion of certain stores into larger formats offset, in part, by a decrease in comparable store sales. At March 31, 2001, the Company operated 105 retail stores as compared to 90 stores at March 31, 2000. Retail stores opened since March 31, 2000 contributed $36,727 of net revenue during the fiscal year ended March 31, 2001.

     Revenue from the Licensing segment, which consists of third party licensing royalties and buying agency commissions, increased due to a general increase in volume of licensed businesses. New products introduced under licenses entered into since March 31, 2000 contributed a de minimus amount of revenue in fiscal year 2001.

     Gross profit as a percentage of net revenue decreased to 40.7% in fiscal 2001 from 44.8% (before special charges) in fiscal 2000. The decrease was due to reduced Wholesale margins caused by the price reductions and liquidation of prior season goods referred to above and lower Retail segment margins caused by actions taken to reduce inventory in the Company's outlet division. The decline in consolidated gross margin was partially offset by the higher relative contribution in fiscal 2001 of Retail and Licensing segment revenues, each of which produce higher gross margins than the Wholesale segment.

     Operating expenses decreased slightly to $567,194, or 30.2% of net revenue, in fiscal 2001 from $567,646, or 28.7% (before special charges) of net revenue, in fiscal 2000. Operating expenses in fiscal year 2001 reflect savings realized by the Company's divisional consolidations and other streamlining efforts, offset by increased depreciation, amortization and expenses associated with retail stores opened and expanded since last year.

     Interest expense, net of interest income, decreased to $23,962 in fiscal 2001 from $27,968 in fiscal 2000. The Company benefited from higher average rates on invested cash balances. Interest expense was less effected by higher rates, as the majority of the Company's debt is at fixed rates. Additionally, the Company repaid $50,000 of borrowings during fiscal 2001.

     The provision for income taxes in fiscal 2001 was 24.5% of income before taxes compared to 24.2% in fiscal 2000. Excluding the effect of special charges in fiscal 2000, the provision for income taxes was 28.0%. The Company's effective tax rate is dependent upon the relative level of earnings in each of the various taxing jurisdictions in which the Company operates.

        Year Ended March 31, 2000 Compared to Year Ended March 31, 1999

     Net revenue increased to $1,977,180 in fiscal 2000 from $1,637,073 in fiscal 1999, an improvement of 20.8%. This increase is due to increases in each of the Company's operating divisions, as outlined below.

                                          Fiscal Year Ended March 31,
                                       ------------------------------
                                          2000             1999        % Increase
                                       -----------     -------------   ------------
     Wholesale.....................     $1,635,242        $1,364,946       19.8%
     Retail........................        280,255           214,637       30.6%
     Licensing.....................         61,683            57,490        7.3%
                                       -----------     -------------   ------------
     Total.........................     $1,977,180        $1,637,073       20.8%
                                       ===========     =============   ============

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

     The improvement in the Company's Retail segment is due to an increase in the number of stores and an increase in sales at existing stores, including stores which were expanded in size during fiscal 1999 and fiscal 2000. At March 31, 2000, the Company operated 90 retail stores as compared to 80 stores at March 31, 1999. Retail stores opened since March 31, 1999 contributed $37,774 of net revenue during the fiscal year ended March 31, 2000.

     Revenue from the Licensing segment, which consists of third-party licensing royalties and buying agency commissions, increased principally due to a general increase in sales of existing licensed products and buying agency services and the incremental revenue associated with newly licensed products. Of the increase, approximately $576 was due to products introduced under licenses entered into since March 31, 1999.

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

     Selling, general and administrative expenses, before the special charges described below, increased to 28.7% of net revenue in fiscal 2000 from 28.4% of net revenue in fiscal 1999. The increase in expenses to $567,646 in fiscal 2000 from $464,385 in fiscal 1999 is principally due to increased volume related expenses to support the higher revenue as well as increased depreciation and amortization. In addition, in the fiscal 2000 period, the Company incurred higher marketing and advertising costs to promote the brand and incurred expenses related to the start up of the women's dress-up and junior sportswear divisions. These expenses were also the primary reasons for the increase as a percentage of net revenue.

     During the quarter ended March 31, 2000, the Company recorded a special charge of $62,153, before income taxes, principally related to the following: a re-direction of the Company's full-price retail store program, which includes the closure of its two flagship stores in Beverly Hills, California and London, England; the postponement of the launch of the womens dress-up line; and the consolidation of the junior jeans and junior sportswear divisions. This charge consisted of provisions of $44,857 for the write-off of fixed assets and operating leases of the Company's two flagship stores and the write-off of fixed assets related to the dress-up and junior sportswear divisions, $11,700 for inventory of the junior sportswear division and, to a lesser extent, the flagship stores, and $5,596 for severance and other costs. Inventory provisions have been included in cost of sales.

     In fiscal 1999, the Company recorded a special charge of $19,800, before income taxes, related to the Acquisition (as defined in Note 14). This special charge consisted of provisions of $7,000 for the write-off of the fixed assets and operating leases of the Company's specialty stores, $7,000 for redundant MIS equipment, furniture, fixtures and other equipment, $3,800 for severance and other employee costs and $2,000 for the termination of certain vendor contracts.

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

Liquidity and Capital Resources

     Cash provided by operations continues to be the Company's primary source of funds to finance operating needs, capital expenditures and debt service.
Capital expenditures primarily relate to construction of additional retail stores as well as maintenance or selective expansion of the Company's in-store shop and fixtured area program. The Company plans to add approximately 25 additional specialty retail stores and up to 10 additional outlet stores in fiscal 2002. The Company's sources of liquidity are cash on hand, cash from operations and the Company's available credit.

     The Company's cash and cash equivalents balance increased from $309,397 at March 31, 2000 to $318,431 at March 31, 2001. This represented an overall increase of $9,034 due primarily to cash provided by operating activities, partially offset by cash used in investing and financing activities including repayment of $50,000 in borrowings and $61,231 in repurchases of outstanding shares. A detailed analysis of the changes in cash and cash equivalents is presented in the Consolidated Statements of Cash Flows.

     Capital expenditures were $73,890 in fiscal 2001, compared with $151,984 in
fiscal 2000.   Capital expenditures were made principally in support of the
Company's retail store openings and expansions, as well as on facilities and selected in-store shops and fixtured areas. Capital expenditures in fiscal 2000 included the purchase of an office building which houses the Company's design and production facilities for $37,250.

     At March 31, 2001, accrued expenses and other current liabilities included $36,176 of open letters of credit for inventory purchased. Additionally, at March 31, 2001, TH USA was contingently liable for unexpired bank letters of credit of $82,863 related to commitments of TH USA to suppliers for the purchase of inventories.

     The Company issued debt in connection with the Acquisition in fiscal year 1999, consisting of $250,000 of 6.50% notes maturing on June 1, 2003 (the "2003 Notes"), $200,000 of 6.85% notes maturing on June 1, 2008 (the "2008 Notes") and $200,000 of term loan borrowings pursuant to $450,000 term and revolving credit facilities (the "Credit Facilities"). The 2003 Notes and the 2008 Notes (collectively, the "Notes") were issued by TH USA and guaranteed by THC. The indenture under which the Notes were issued contains covenants that are more fully described in Note 6 to the Consolidated Financial Statements.

     The Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA revolving credit facility, expiring on March 31, 2003, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term loan facility which was borrowed by TH USA in connection with the Acquisition, of which $110,000 remains outstanding at March 31, 2001. The term loan bears interest at variable rates which, on a weighted average basis, amounted to 6.19% and 7.04% as of, and for the year ended, March 31, 2001, respectively. The revolving credit facility is available for letters of credit, working capital and other general corporate purposes.

     Borrowings under the term loan facility are repayable in quarterly installments totaling $50,000 in fiscal 2002 and $60,000 in fiscal 2003. Also included in long-term debt is $20,000 of borrowings drawn under the revolving credit facilities on March 31, 2000 to finance a portion of the purchase price of the property referred to above. The revolving credit facilities bear interest at variable rates which, on a weighted average basis, amounted to 6.98% and 7.18% as of, and for the year ended March 31, 2001, respectively. The Company intends to maintain this outstanding debt balance beyond March 31, 2002.

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

     The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of March 31, 2001.

     The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay long-term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions such as those associated with the Acquisition. No interest rate hedging contracts were in place as of March 31, 2001.

     There were no significant committed capital expenditures at March 31, 2001. The Company expects fiscal 2002 capital expenditures to approximate $90,000 to $100,000. Funds may also be required to conduct the Company's share repurchase program, announced April 7, 2000, in which the Board of Directors authorized the repurchase of up to $150,000 of its outstanding shares over a period of up to 18 months. Since the inception of the share repurchase program through March 31, 2001 the Company has repurchased 6,192,600 shares at an aggregate cost of $61,231.

     The Company intends to fund its cash requirements for fiscal 2002 and future years from available cash balances, internally generated funds and borrowings available under the Credit Facilities. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

Seasonality

     The Company's business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The wholesale business is generally stronger in the Company's second and fourth fiscal quarters, while the retail business is typically stronger in the second and third fiscal quarters. As timing of wholesale product shipments and other events affecting the retail business may vary, results for any particular quarter might not be indicative of results for the full year.

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

     The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or transactions. These include the purchase of inventory, capital expenditures and the collection of foreign royalty payments. The Company enters into forward contracts with maturities of up to one year to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. At March 31, 2001, the Company had contracts to exchange foreign currencies, principally, the Japenese yen, the Euro and, through the Company's Canadian subsidiary, the U.S. dollar, having a total notional amount of $9,663. No significant gain or loss was inherent in such contracts at March 31, 2001. While a hypothetical 10% adverse change in all of the relevant exchange rates would potentially cause a decrease in the fair value of the contracts of approximately $996, the Company would experience an offsetting benefit in the spot rate or would otherwise achieve its desired exchange rate for the underlying transactions.


Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"). This statement will become effective for the Company beginning in fiscal 2002. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.
Due to the limited use of derivative instruments, the nature of such instruments and the nature of the underlying transactions being hedged, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

     In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached consensus on EITF 00-25 "Vendor Income Statement Characterization of Consideration to a Retailer". This issue addresses when consideration from a vendor to a retailer (a) in connection with the retailer's purchase of the vendor's products or (b) to promote sales of the vendor's products by the retailer should be classified in the vendor's income statement as a reduction of revenue. EITF 00-25 is applicable for fiscal quarters beginning after December 15, 2001 and requires reclassification of prior periods. The impact of this statement is expected to result in an immaterial reclassification on the Company's statement of operations.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Report of Independent Accountants

Consolidated Statements of Operations for the years ended March 31, 2001, 2000 and 1999

Consolidated Balance Sheets as of March 31, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                              Page
                                                                                              ----
Report of Independent Accountants..........................................................   F-2

Consolidated Statements of Operations for the
years ended March 31, 2001, 2000 and 1999..................................................   F-3

Consolidated Balance Sheets as of March 31, 2001
and 2000...................................................................................   F-4

Consolidated Statements of Cash Flows for the
years ended March 31, 2001, 2000 and 1999..................................................   F-5

Consolidated Statements of Changes in
Shareholders' Equity for the years ended
March 31, 2001, 2000 and 1999..............................................................   F-6

Notes to Consolidated Financial Statements.................................................   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors and Shareholders of Tommy Hilfiger Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 on page 39 present fairly, in all material respects, the financial position of Tommy Hilfiger Corporation and its subsidiaries (the "Company") at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
May 18, 2001

                          TOMMY HILFIGER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                             For the Fiscal Year Ended
                                                                                      March 31,
                                                                       ----------------------------------------

                                                                          2001           2000           1999
                                                                       ----------     ----------     ----------
Net revenue.....................................................       $1,880,935     $1,977,180     $1,637,073
Cost of goods sold..............................................        1,116,321      1,103,582        872,607
                                                                       ----------     ----------     ----------

Gross profit....................................................          764,614        873,598        764,466
                                                                       ----------     ----------     ----------

Depreciation and amortization...................................          106,640         98,141         81,180
Other selling, general and administrative expenses..............          460,554        469,505        383,205
Special charges.................................................                -         50,453         19,800
                                                                       ----------     ----------     ----------

Total operating expenses........................................          567,194        618,099        484,185
                                                                       ----------     ----------     ----------

Income from operations..........................................          197,420        255,499        280,281

Interest expense................................................           41,412         41,024         39,525
Interest income.................................................           17,450         13,056          5,615
                                                                       ----------     ----------     ----------

Income before income taxes......................................          173,458        227,531        246,371

Provision for income taxes......................................           42,497         55,173         72,654
                                                                       ----------     ----------     ----------

Net income......................................................       $  130,961     $  172,358     $  173,717
                                                                       ==========     ==========     ==========
Earnings per share:

Basic earnings per share........................................       $     1.44     $     1.82     $     1.88
                                                                       ==========     ==========     ==========

Weighted average shares outstanding.............................           91,239         94,662         92,264
                                                                       ==========     ==========     ==========

Diluted earnings per share......................................       $     1.43     $     1.80     $     1.86
                                                                       ==========     ==========     ==========

Weighted average shares and share equivalents outstanding.......           91,534         95,632         93,376
                                                                       ==========     ==========     ==========


         See Accompanying Notes to Consolidated Financial Statements.

                          TOMMY HILFIGER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                                       March 31,
                                                                                               -------------------------
                                                                                                  2001           2000
                                                                                               ----------     ----------
Assets
Current assets
     Cash and cash equivalents.........................................................        $  318,431     $  309,397
     Accounts receivable...............................................................           237,414        221,110
     Inventories.......................................................................           205,446        218,793
     Other current assets..............................................................            90,353        103,707
                                                                                               ----------     ----------

          Total current assets.........................................................           851,644        853,007

Property and equipment, at cost, net of accumulated depreciation and amortization......           281,682        282,743
Intangible assets, net of accumulated amortization of $101,262 and $66,731,
  respectively.........................................................................         1,206,358      1,240,945
Other assets...........................................................................             2,872          4,826
                                                                                               ----------     ----------

          Total Assets.................................................................        $2,342,556     $2,381,521
                                                                                               ==========     ==========
Liabilities and Shareholders' Equity
Current liabilities
     Short-term borrowings.............................................................        $        -     $      523
     Current portion of long-term debt.................................................            50,000         50,000
     Accounts payable..................................................................            38,628         31,289
     Accrued expenses and other current liabilities....................................           171,640        233,430
                                                                                               ----------     ----------

          Total current liabilities....................................................           260,268        315,242

Long-term debt.........................................................................           529,495        579,370
Deferred tax liability.................................................................           202,123        205,910
Other liabilities......................................................................             2,077          3,285
Commitments and contingencies
Shareholders' equity
     Preference Shares, $.01 par value-shares authorized 5,000,000;
       none issued.....................................................................                 -              -
     Ordinary Shares, $.01 par value-shares authorized 150,000,000;
       issued 95,169,402 and 94,830,638, respectively..................................               952            948
     Capital in excess of par value....................................................           589,184        584,920
     Retained earnings.................................................................           822,231        691,270
     Accumulated other comprehensive income (loss).....................................            (2,543)           576
     Treasury shares, at cost:  6,192,600 and zero Ordinary Shares, respectively.......           (61,231)             -
                                                                                               ----------     ----------

          Total shareholders' equity...................................................         1,348,593      1,277,714
                                                                                               ----------     ----------

          Total Liabilities and Shareholders' Equity...................................        $2,342,556     $2,381,521
                                                                                               ==========     ==========


         See Accompanying Notes to Consolidated Financial Statements.

                          TOMMY HILFIGER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                   For the Fiscal Year Ended
                                                                                          March 31,
                                                                           ---------------------------------------

                                                                              2001          2000           1999
                                                                           ---------      ---------      ---------
Cash flows from operating activities
   Net income........................................................      $ 130,961      $ 172,358      $ 173,717
   Adjustments to reconcile net income to net cash provided by operating activities
       Depreciation and amortization.................................        108,235         99,396         81,112
       Deferred taxes................................................          9,083        (79,788)       (15,793)
       Provision for special charges.................................              -         62,153         19,800
       Write-off of property and equipment...........................              -              -          1,820
       Changes in operating assets and liabilities
          Decrease (increase) in assets
            Accounts receivable......................................        (16,304)       (34,470)       (24,565)
            Inventories..............................................         13,347         (2,549)        (5,556)
            Other assets.............................................           (150)       (13,056)         8,538
          Increase (decrease) in liabilities
            Accounts payable.........................................          7,339          3,978         (6,074)
            Accrued expenses and other liabilities...................        (61,543)        23,187         26,986
                                                                           ---------      ---------      ---------

       Net cash provided by operating activities.....................        190,968        231,209        259,985
                                                                           ---------      ---------      ---------
Cash flows from investing activities
   Purchases of property and equipment...............................        (73,890)      (151,984)       (79,422)
   Acquisition of businesses, net of cash acquired...................              -              -       (735,263)
                                                                           ---------      ---------      ---------

       Net cash used in investing activities.........................        (73,890)      (151,984)      (814,685)
                                                                           ---------      ---------      ---------
Cash flows from financing activities
   Proceeds of long-term debt........................................              -         20,000        649,151
   Payments on long-term debt........................................        (50,000)       (40,000)       (10,000)
   Proceeds from the exercise of stock options.......................          3,710          8,933         15,180
   Purchase of treasury shares.......................................        (61,231)             -              -
   Repayments of short-term bank borrowings..........................           (523)          (711)       (14,732)
                                                                           ---------      ---------      ---------

       Net cash provided by (used in) financing activities...........       (108,044)       (11,778)       639,599
                                                                           ---------      ---------      ---------

       Net increase in cash..........................................          9,034         67,447         84,899
Cash and cash equivalents, beginning of period.......................        309,397        241,950        157,051
                                                                           ---------      ---------      ---------

Cash and cash equivalents, end of period.............................      $ 318,431      $ 309,397      $ 241,950
                                                                           =========      =========      =========


         See Accompanying Notes to Consolidated Financial Statements.

                          TOMMY HILFIGER CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         (dollar amounts in thousands)



                                                                          Capital in            Accumulated
                                                                            excess                 other                 Total
                                                   Ordinary shares          of par   Retained comprehensive  Treasury shareholders'
                                               -------------------------
                                               Outstanding      Amount      value     earnings income (loss)  shares     equity
                                               ------------    ---------  ----------  -------- ------------- ---------  -----------
Balance, March 31, 1998.......................    75,115,868   $     752  $  173,040  $345,195  $       75   $       -  $  519,062
 Net income...................................             -           -           -   173,717           -           -     173,717
 Foreign currency translation.................             -           -           -         -        (490)          -        (490)
 Issuance of shares in connection with the
  Acquisition..................................   18,091,860         180     377,335         -           -           -     377,515
 Exercise of stock options....................     1,116,360          11      15,169         -           -           -      15,180
 Tax benefits from exercise of stock options..             -           -       7,265         -           -           -       7,265
                                                 -----------   ---------  ----------  --------  ----------   ---------  ----------
Balance, March 31, 1999.......................    94,324,088         943     572,809   518,912        (415)          -   1,092,249
 Net income...................................             -           -           -   172,358           -           -     172,358
 Foreign currency translation.................             -           -           -         -         991           -         991
 Exercise of stock options....................       506,550           5       8,928         -           -           -       8,933
 Tax benefits from exercise of stock options..             -           -       3,183         -           -           -       3,183
                                                 -----------   ---------  ----------  --------  ----------   ---------  ----------
Balance, March 31, 2000.......................    94,830,638         948     584,920   691,270         576           -   1,277,714
 Net income...................................             -           -           -   130,961           -           -     130,961
 Foreign currency translation.................             -           -           -         -      (3,119)          -      (3,119)
 Exercise of stock options....................       338,764           4       3,706         -           -           -       3,710
 Tax benefits from exercise of stock options..             -           -         558         -           -           -         558
 Purchase of treasury shares..................    (6,192,600)          -           -         -           -     (61,231)    (61,231)
                                                 -----------   ---------  ----------  --------  ----------   ---------  ----------
Balance, March 31, 2001.......................    88,976,802   $     952  $  589,184  $822,231  $   (2,543)  $ (61,231) $1,348,593
                                                 ===========   =========  ==========  ========  ==========   =========  ==========

     Comprehensive income consists of net income and foreign currency translation and totaled $127,842, $173,349 and $173,227 in fiscal 2001, 2000 and 1999, respectively.

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

(c)  Cash and Cash Equivalents

     The Company considers all financial instruments purchased with original maturities of three months or less to be cash equivalents.

(d)  Inventories

     Inventories are valued at the lower of cost (weighted average method) or market. Substantially all inventories are comprised of finished goods.

(e)  Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures - three to five years; buildings - twenty-five
years; machinery and equipment - three to five years.   Leasehold improvements
are amortized using the straight-line method over the lesser of the terms of the leases or the estimated useful lives of the assets. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. The Company's share of the cost of constructing in-store shop displays is capitalized and amortized using the straight-line method over their estimated useful lives. These costs are included in "Furniture and fixtures".

(f)  Intangible Assets

     Intangible assets are comprised principally of goodwill and other intangibles, acquired during fiscal 1999, of $628,264 and $578,094, respectively. The principal intangible assets acquired were the licenses between the Acquired Companies (as defined in Note 14) and the Company described in Note 14, which had remaining terms in excess of 40 years. Accordingly, these intangibles and goodwill are being amortized principally over 40 years on a straight-line basis.

(g)  Long Lived Assets

     The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long lived assets including goodwill and other intangibles to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in earnings to the extent that carrying value exceeds fair value.

(h)  Income Taxes

     The Company has recorded its provision for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect at the time such differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(i)  Earnings Per Share and Authorized Shares

     Diluted earnings per share reflect the potentially dilutive effect of common stock issuable under the Company's stock option plans.

     Included in the Company's authorized, issued and outstanding shares are 18,091,860 shares issued in connection with the Acquisition (as defined in Note
14). These shares are subject to certain restrictions on transfers as a block, subject to certain exceptions, through May 8, 2003.

     Basic earnings per share were computed by dividing net income by the average number of common shares outstanding during the respective period required by the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Diluted earnings per share have been computed by dividing net income by the average number of common shares outstanding plus the incremental shares that would have been outstanding assuming the exercise of stock options.

     A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

                                                                                   Fiscal Year Ended March 31,
                                                                ------------------------------------------------------------
                                                                       2001                  2000                  1999
                                                                ----------------      ----------------      ----------------
Weighted average shares outstanding..........................         91,239,000            94,662,000            92,264,000
Net effect of dilutive stock options based on the
    treasury stock method using average market price.........            295,000               970,000             1,112,000
                                                                ----------------      ----------------      ----------------
Weighted average shares and share equivalents
    outstanding..............................................         91,534,000            95,632,000            93,376,000
                                                                ================      ================      ================

     Options to purchase 7,368,940, 1,566,910 and 693,000 shares at March 31, 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the Company's Ordinary Shares, par value $.01 per share (the "Ordinary Shares").


(j)  Revenues

     Net revenues from wholesale product sales are recognized upon the transfer of title and risk of ownership to customers. Allowances for estimated returns, discounts and doubtful accounts are provided when sales are recorded. Retail store revenues are recognized at the time of sale. Licensing royalties and buying agency fees are recognized as earned.

     Net wholesale sales to major customers as a percentage of total net wholesale sales were as follows:


                                Fiscal Year Ended March 31,
                                ---------------------------
                              2001         2000        1999
                              ----         ----        ----
           Customer A         22%          22%         20%
           Customer B         17%          18%         18%
           Customer C         17%          16%         14%


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

(l)  Advertising Costs

     Advertising costs are charged to operations when incurred and totaled $56,329, $57,141 and $44,040 during the years ended March 31, 2001, 2000 and
1999, respectively.

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

(p)  Recently Issued Accounting Standards

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

     In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached consensus on EITF 00-25 "Vendor Income Statement Characterizations of Consideration from a Vendor to a Retailer. This issue addresses when consideration from a vendor to a retailer (a) in connection with the retailer's purchase of the vendor's products or (b) to promote sales of the vendor's products by the retailer should be classified in the vendor's income statement as a reduction of revenue. The impact of this statement is expected to result in an immaterial reclassification on the Company's statement of operations.

(q)  Reclassification of Prior Year Balances

     Certain prior year balances have been reclassified to conform to current year presentation.

Note 2 - Cash Equivalents

     As of March 31, 2001, the balance in Cash and Cash Equivalents was comprised entirely of overnight deposits at several major international financial institutions earning interest at a weighted average interest rate of 4.83%. As part of its ongoing control procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure.


Note 3 - Financial Instruments

Accounts Receivable

     The Company collects the majority of its receivables from U.S. customers through a credit company subsidiary of a large financial institution pursuant to an agreement whereby the credit company pays the Company after the credit company receives payment from the Company's customer. The credit company establishes maximum credit limits for each customer account. If the receivable becomes 120 days past due, or the customer becomes bankrupt or insolvent, the full amount of the receivable is reimbursable by the credit company. The Company has a similar arrangement with another large financial institution for credit services to its Canadian subsidiary. In both cases the Company believes that the credit risk associated with such financial institutions is minimal.

     The Company also grants credit directly to certain select customers in the normal course of business without participation by a credit company. In such cases the Company monitors its credit exposure limits to avoid any significant concentration of risk. Bad debts have been minimal.


Foreign Currency Risk Management

     The Company seeks to protect against adverse movements in foreign currency which might affect certain firm commitments or transactions. These include the purchase of inventory, capital expenditures and the collection of foreign royalty payments. The Company enters into forward contracts with maturities of up to one year to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes.

     Gains and losses on such forward contracts are recognized at the time the underlying hedged transaction is completed or recognized in earnings. At March 31, 2001, the Company had contracts to exchange foreign currencies, principally, the Japanese yen, the Euro and, through the Company's Canadian subsidiary, the
U.S. dollar, having a total notional amount of $9,663.   No significant gain or
loss was inherent in such contracts at March 31, 2001.

Fair Value of Other Financial Instruments

     The fair value of the Company's cash and cash equivalents is equal to their carrying value at March 31, 2001. The fair value of the Company's 2003 and 2008 Notes, having a face value of $450,000, is approximately $416,000 based on quoted market prices as of March 31, 2001. Management believes that the fair value of the term and revolving loans approximate the carrying value of $130,000 since these loans are stated at floating rates. However, prices for the loans are not quoted and management believes that such loans have not been traded.
The fair value of the Company's other monetary assets and liabilities approximate carrying value due to the relatively short-term nature of these items.


Note 4 - Property and Equipment

     Property and equipment consists of the following:


                                                             March 31,
                                                   --------------------------
                                                      2001            2000
                                                   ----------      ----------


     Furniture and fixtures................          $273,687        $283,826
     Buildings and land....................           105,770         102,080
     Leasehold improvements................            51,456          38,601
     Machinery and equipment...............            31,246          28,472
                                                   ----------      ----------
                                                      462,159         452,979
     Less:  accumulated depreciation and
        amortization.......................           180,477         170,236
                                                   ----------      ----------
                                                     $281,682        $282,743
                                                   ==========      ==========


Note 5 - Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities are comprised of the following:

                                                             March 31,
                                                   --------------------------
                                                      2001            2000
                                                   ----------      ----------

     Letters of credit payable.............          $ 36,176        $ 62,535
     Accrued compensation..................            34,238          41,026
     Income taxes payable..................            11,254          23,715
     Other.................................            89,972         106,154
                                                   ----------      ----------
                                                     $171,640        $233,430
                                                   ==========      ==========

Note 6 - Long-Term Debt

     Long-term debt consists of the following:

                                                             March 31,
                                                   -------------------------
                                                      2001             2000
                                                   ---------      ----------

Term and revolving credit facilities at a
  weighted average interest rate of
  approximately 6.33% and 6.49%
  at March 31, 2001 and 2000,
  respectively..............................        $130,000       $180,000
Unsecured 6.85% notes due June 1, 2008,
  less unamortized discount of $347 at
  March 31, 2001............................         199,653        199,604
Unsecured 6.50% notes due June 1, 2003,
  less unamortized discount of $158 at
  March 31, 2001............................         249,842        249,766
                                                   ---------      ---------
                                                     579,495        629,370
Less current maturities.....................         (50,000)       (50,000)
                                                   ---------      ---------
                                                    $529,495       $579,370
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

     The term and revolving credit facilities (the "Credit Facilities"), which are guaranteed by THC, consist of an unsecured $250,000 TH USA revolving credit facility, expiring on March 31, 2003, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility which was borrowed by TH USA in connection with the Acquisition. The revolving credit facility is available for letters of credit, working capital and other general corporate purposes. As of March 31, 2001, $119,039 of the available borrowings under the revolving credit facility had been used to open letters of credit and $20,000 had been borrowed to finance a portion of the purchase price of the property which houses the Company's design and production offices.

     Borrowings under the term loan facility are repayable in quarterly installments totaling $50,000 in fiscal 2002 and $60,000 in fiscal 2003.

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

     The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of March 31, 2001.


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


     Fiscal Year Ending March 31,
     ----------------------------
     2002..............  $31,479
     2003..............   29,608
     2004..............   24,326
     2005..............   20,220
     2006..............   15,106
     Thereafter........   75,092


     Rent expense was $22,561, $20,092 and $16,362 for the years ended March 31, 2001, 2000 and 1999, respectively.


Letters of credit

     TH USA is contingently liable for unexpired bank letters of credit at March 31, 2001 of $82,863 related to commitments for the purchase of inventories.


Legal matters

     Saipan Litigation.  On January 13, 1999, two actions were filed against the
     ------------------
Company and other garment manufacturers and retailers asserting claims that garment factories located on the island of Saipan, which allegedly supply product to the Company and other co-defendants, engage in unlawful practices relating to the recruitment and employment of foreign workers. One action, brought in San Francisco Superior Court (the "State Action"), was filed by a union and three public interest groups alleging unfair competition and false advertising by the Company and others. It seeks equitable relief, restitution and disgorgement of profits relating to the allegedly wrongful conduct, as well as interest and an award of fees to the plaintiffs' attorneys. The other, an action seeking class action status filed in federal court for the Central District of California and subsequently transferred to the Federal Court in the District of Hawaii (the "Federal Action"), was brought on behalf of an alleged class consisting of the Saipanese factory workers. The defendants include both companies selling goods purchased from factories located on the island of Saipan and the factories themselves. This complaint alleges claims under RICO, the Alien Tort Claims Act, federal anti-peonage and indentured servitude statutes and state and international law. It seeks equitable relief and damages, including treble and punitive damages, interest and an award of fees to the plaintiffs' attorneys.

     In addition, the same law firm that filed the State Action and the Federal Action has filed an action seeking class action status in the Federal Court in Saipan. This action is brought on behalf of Saipanese garment factory workers against the Saipanese factories and alleges violation of federal and Saipanese wage and employment laws. The Company is not a defendant in this action.

     The Company has entered into settlement agreements with the plaintiffs in the Federal Action and in the State Action. As part of these agreements, the Company specifically denies any wrongdoing or any liability with regard to the claims made in the Federal Action and the State Action. The settlement agreement provides for a monetary payment, in an amount that is not material to the Company's financial position, results of operations or cash flows, to a class of plaintiffs in the Federal Action, as well as the creation of a monitoring program for factories in Saipan. The settlement must be approved by the Federal Court, and a class of plaintiffs certified. The Federal Action has been transferred to the federal judge in Saipan. Plaintiffs are presently challenging the transfer order. Once the matter has been transferred, the judge will schedule the hearing on settlement approval and preliminary class certification.

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

     The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their businesses. In the opinion of the Company's management, based on advice of counsel, the resolution of these matters will not have a material effect on the Company's financial position, its results of operations or its cash flows.

Note 8 - Income Taxes

     The components of the provision for income taxes are as follows:

                                         Fiscal Year Ended March 31,
                                      --------------------------------
                                        2001        2000        1999
                                      --------    --------    --------
Current:
  U.S. Federal......................  $ 18,320    $ 92,332    $ 60,530
  State and Local...................       270      25,850      10,149
  Non-U.S...........................    14,824      16,779      17,768
                                      --------    --------    --------
                                        33,414     134,961      88,447
                                      --------    --------    --------

Deferred:
  U.S. Federal......................    12,640     (55,683)    (12,305)
  State and Local...................    (3,557)    (24,105)     (3,488)
  Non-U.S...........................         -           -           -
                                      --------    --------    --------
                                         9,083     (79,788)    (15,793)
                                      --------    --------    --------
Provision for income taxes..........  $ 42,497    $ 55,173    $ 72,654
                                      ========    ========    ========

     Significant components of the Company's deferred tax assets and liabilities are summarized as follows:


                                                              March 31,
                                                     -------------------------
                                                        2001           2000
                                                     ---------       ---------
Deferred tax assets - current:
   Inventory costs.................................. $   9,479       $   8,479
   Accrued marketing costs..........................    37,125          45,800
   Accrued compensation.............................    10,391           6,541
   Other items, net.................................     7,801          16,387
                                                     ---------       ---------
                                                        64,796          77,207
                                                     ---------       ---------

Deferred tax assets (liabilities) - non-
current:
   Depreciation and amortization....................    12,740          30,173
   Intangible assets, other than goodwill...........  (237,129)       (243,737)
   Net operating loss carryforwards.................    22,401           7,790
   Other, net.......................................      (135)           (136)
                                                     ---------       ---------
                                                      (202,123)       (205,910)
                                                     ---------       ---------
Total net deferred tax liabilities.................. $(137,327)      $(128,703)
                                                     =========       =========


     The net operating loss carry forwards relate to various state taxing jurisdictions which expire from 2004 to 2021.

     The U.S. and non-U.S. components of income before income taxes are as follows:

                                       Fiscal Year Ended  March 31,
                                     ------------------------------
                                       2001       2000       1999
                                     --------   --------   --------
U.S............................      $ 24,691   $ 82,965   $121,437
Non-U.S........................       148,767    144,566    124,934
                                     --------   --------   --------
                                     $173,458   $227,531   $246,371
                                     ========   ========   ========

     The provision for income taxes differs from the amounts computed by applying the applicable U.S. federal statutory rate to income before taxes as follows:

                                                 Fiscal Year Ended March 31,
                                               -------------------------------
                                                 2001        2000      1999
                                               --------    --------  --------
Provision for income taxes at the
   U.S. federal statutory rate.............    $ 60,710    $ 79,636  $ 86,230
State and local income taxes, net of
   federal benefits........................      (2,408)      1,330     4,330
Non-U.S. income taxed at different
   rates...................................     (24,326)    (34,950)  (27,529)
Goodwill amortization......................       5,787       5,787     5,691
Other......................................       2,734       3,370     3,932
                                               --------    --------  --------
Provision for income taxes.................    $ 42,497    $ 55,173  $ 72,654
                                               ========    ========  ========


     THC is not taxed on income in the BVI, where it is incorporated. THC's subsidiaries are subject to taxation in the jurisdictions in which they operate.

     Provision has not been made for taxes on undistributed non-BVI earnings of $369,353 at March 31, 2001, as those earnings have been and will continue to be reinvested. As a result of various tax planning strategies available to the Company, it is not practical to estimate the amount of tax, if any, that might be payable on the eventual remittance of such earnings.


Note 9 - Segment Reporting

     The Company has three reportable segments: Wholesale, Retail and Licensing. The Company's reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segment consists of the design and sourcing of men's sportswear and jeanswear, women's casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment reflects the operations of the Company's outlet, specialty and flagship stores. The Licensing segment consists of the operations of licensing the Company's trademarks for specified products in specified geographic areas. The Company evaluates performance and allocates resources based on segment profits. The accounting policies of the reportable segments are the same as those described in Note 1, "Summary of Significant Accounting Policies". Segment profits are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses. Excluded from segment profits, however, are the vast majority of executive compensation, marketing, brand image marketing costs associated with its flagship stores (through February 2001), amortization of intangibles including goodwill, special charges and interest costs. Financial information for the Company's reportable segments is as follows:

                                                Wholesale          Retail          Licensing         Total
                                              -------------      ----------      -------------     ---------
Fiscal year ended March 31, 2001
--------------------------------
    Total segment revenue                      $1,484,544         $330,965           $119,405     $1,934,914
    Segment profits                               164,823           62,225             71,315        298,363
    Depreciation and amortization
       included in segment profits                 54,317            7,332                965         62,614

Fiscal year ended March 31, 2000
--------------------------------
    Total segment revenue                      $1,635,242         $280,255           $120,256     $2,035,753
    Segment profits                               269,472           73,548             77,190        420,210
    Depreciation and amortization
       included in segment profits                 46,090            9,179              1,171         56,440

Fiscal year ended March 31, 1999
--------------------------------
    Total segment revenue                      $1,364,946         $214,637           $106,308     $1,685,891
    Segment profits                               275,312           44,183             60,645        380,140
    Depreciation and amortization
       included in segment profits                 32,532            7,686              1,228         41,446

     A reconciliation of total segment revenue to consolidated net revenue is as follows:

                                                     Fiscal Year Ended March 31,
                                              ----------------------------------------
                                                 2001           2000           1999
                                              ----------     ----------     ----------
Total segment revenue                         $1,934,914     $2,035,753     $1,685,891
Intercompany revenue                             (53,979)       (58,573)       (48,818)
                                              ----------     ----------     ----------
Consolidated net revenue                      $1,880,935     $1,977,180     $1,637,073
                                              ==========     ==========     ==========

     Intercompany revenue represents buying agency commissions from consolidated subsidiaries which is classified under Licensing for segment reporting purposes.

     A reconciliation of total segment profits to consolidated income before income taxes is as follows:

                                                     Fiscal Year Ended March 31,
                                              ----------------------------------------
                                                 2001           2000           1999
                                              ----------     ----------     ----------
Segment profits                               $  298,363     $  420,210     $  380,140
Corporate expenses not allocated                 100,943        102,558         80,059
Special charges                                        -         62,153         19,800
Interest expense, net                             23,962         27,968         33,910
                                              ----------      ---------     ----------
Consolidated income before income taxes       $  173,458      $ 227,531     $  246,371
                                              ==========      =========     ==========

     The Company is domiciled in the BVI; accordingly all sales outside the BVI are considered foreign. Countries representing 5% or more of consolidated net revenue are as follows:

                                                     Fiscal Year Ended March 31,
                                              ----------------------------------------
                                                 2001           2000           1999
                                              ----------     ----------     ----------
United States                                 $1,771,721     $1,855,968     $1,529,465
Canada                                            76,392         88,680         82,465
Other                                             32,822         32,532         25,143
                                              ----------     ----------     ----------
Consolidated net revenue                      $1,880,935     $1,977,180     $1,637,073
                                              ==========     ==========     ==========


     The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.


Note 10 - Related Parties

     See related disclosures in Note 14 - Acquisition of Womenswear, Jeanswear and Canadian Licensees.

     The Company is party to a geographic license agreement for Europe and certain other countries with Tommy Hilfiger Europe B.V. ("TH Europe"), a related party. Under this agreement, the licensee pays Tommy Hilfiger Licensing, Inc., a subsidiary of THC ("THLI"), a royalty based on a percentage of the value of licensed products sold by the licensee. Subject to certain exceptions, all products sold by or through the licensee must be purchased through Tommy Hilfiger (Eastern Hemisphere) Limited, a subsidiary of THC ("THEH"), or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. The distribution of products under this arrangement began in fiscal 1998. Results of operations include $9,554, $6,372 and $4,748, for the years ended March 31, 2001, 2000 and 1999, respectively, of royalties and commissions under this arrangement. In addition, in fiscal year 2001, TH Europe purchased certain fixtures and inventory from the Company for an aggregate purchase price of $358.

     The Company is party to a geographic license agreement for Japan with THMJ Incorporated ("THMJ"), a related party. Prior to January 1, 2001, this license was held by Novel-ITC Licensing Limited ("NIL"), a related party, and all rights thereunder were sublicensed by NIL to THMJ. Subject to certain exceptions, all products sold by or through THMJ must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. Pursuant to these arrangements, royalties and commissions totaled $3,562, $3,429 and $3,119 in fiscal 2001, 2000 and 1999, respectively.

     During fiscal 1999, the Company was party to the Pepe United States License and the Pepe International License (each as defined in Note 14). Under this license arrangement, which terminated as a result of the Acquisition, the Company received royalties based upon a percentage of net sales of licensed products. The fiscal 1999 results of operations include $1,990 of such
royalties.   Prior to the Acquisition, TH USA purchased finished goods in the ordinary course of business from the licensees. Such purchases amounted to $1,004 during the fiscal year ended March 31, 1999.

     TH USA purchases finished goods in the ordinary course of business from other affiliated companies. Such purchases amounted to $63,245, $64,670 and $47,734 during the fiscal years ended March 31, 2001, 2000 and 1999, respectively. In addition, contractors of the Company purchase raw materials in the ordinary course of business from affiliates of the Company. Such purchases amounted to $5,168, $9,364 and $15,051 during the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

     Under the Canadian License (as defined in Note 14), which terminated as a result of the Acquisition, the Company received a royalty from the licensee based upon a percentage of net sales of licensed products and a buying agency commission based on a percentage of the cost of goods sourced on behalf of the licensee. Results of operations include $399 for the year ended March 31, 1999, for royalties and commissions earned from this licensee.

     TH USA sells merchandise in the ordinary course of business to a retail store that is owned by a relative of a director and executive officer of the Company. Sales to this customer amounted to approximately $690, $522 and $732 during the years ended March 31, 2001, 2000 and 1999, respectively.

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

     THEH has two consulting agreements with affiliates. THEH paid fees of $1,000, under these agreements during each of the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

     Under the terms of an agreement with an affiliate, Tommy Hilfiger (HK) Limited, a subsidiary of THC ("THHK"), reimburses the affiliate for certain general and administrative expenses incurred by the affiliate on behalf of THHK. Payments made to the affiliate for the years ended March 31, 2001, 2000 and 1999 were $318, $401 and $133, respectively.


Note 11 - Retirement Plans

     The Company maintains employee savings plans for eligible U.S. employees. The Company's contributions to the plans are discretionary with matching contributions of up to 50% of employee contributions of up to 6% of employee compensation. For the years ended March 31, 2001, 2000 and 1999, the Company made plan contributions of $1,753, $1,486 and $1,171 respectively.

     Effective January 1, 1998, the Company adopted a supplemental executive retirement plan which provides certain members of senior management with a supplemental pension. The supplemental executive retirement plan is an unfunded plan for purposes of both the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974. The Company recorded expense related to this plan of $1,300, $2,000 and $1,600 for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. Included in accrued expenses and other current liabilities is $4,900 and $3,600 at March 31, 2001 and 2000, respectively, related to this plan.

     Effective January 1, 1998, the Company adopted a voluntary deferred compensation plan which provides certain members of senior management with an opportunity to defer a portion of base salary or bonus pursuant to the terms of the plan. The voluntary deferred compensation plan is an unfunded plan for purposes of both the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974. Included in accrued expenses and other current liabilities is $355 and $350 at March 31, 2001 and 2000, respectively, related to this plan.


Note 12 - Stock Option Plans

     In September 1992, the Company and its subsidiaries adopted stock option plans (the "Employee Option Plans") authorizing the issuance of an aggregate of up to 5,940,000 Ordinary Shares to directors, officers and employees of the Company and its subsidiaries. Through March 2001, a total of 13,500,000 additional Ordinary Shares of THC were authorized and reserved for issuance under the Employee Option Plans. In August 1994, the Board of Directors and shareholders of the Company approved the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan (the "Directors Option Plan"). Under the Directors Option Plan, directors who are not officers or employees of the Company are eligible to receive stock option grants. The total number of Ordinary Shares for which options may be granted under the Directors Option Plan may not exceed 400,000 Ordinary Shares in the aggregate, subject to certain adjustments. Options vest over periods ranging from 1-6 years with a maximum term of 10 years. The exercise price of all options granted under the Employee Option Plans and the Directors Option Plan is the market price on the dates of grant.

     Transactions involving the Employee Option Plans and the Directors Option Plan are summarized as follows:

                                                                                         Weighted Average
                                                                                             Exercise
                                                           Option Shares                  Price Per Share
                                                         -----------------            -----------------------
Outstanding as of March 31, 1998                                 5,253,070                    $18.67

Granted....................................                      3,713,600                    $26.00
Exercised..................................                     (1,116,360)                   $13.50
Canceled...................................                       (876,860)                   $22.71
                                                         -----------------
Outstanding as of March 31, 1999                                 6,973,450                    $22.89

Granted....................................                      4,757,125                    $16.69
Exercised..................................                       (506,550)                   $17.59
Canceled...................................                     (1,160,120)                   $25.65
                                                         -----------------
Outstanding as of March 31, 2000                                10,063,905                    $19.92

Granted....................................                      1,175,000                    $ 7.47
Exercised..................................                       (338,764)                   $11.16
Canceled...................................                     (2,269,101)                   $21.58
                                                         -----------------
Outstanding as of March 31, 2001                                 8,631,040                    $18.09

     Options exercisable at March 31, 2001, 2000 and 1999 were 2,361,013, 982,620 and 623,870, respectively, at weighted average exercise prices of $18.75, $18.78 and $15.54, respectively.

     The following table summarizes information concerning currently outstanding and exercisable options:

                                     Options Outstanding                            Options Exercisable
                    ---------------------------------------------------------  -------------------------------
                                            Weighted
                                             Average          Weighted                              Weighted
                                            Remaining         Average                               Average
     Range of             Number           Contractual        Exercise             Number           Exercise
 Exercise Prices       Outstanding            Life             Price             Exercisable          Price
--------------------------------------------------------------------------------------------------------------
$ 3.75 - $11.53         3,809,340               8.68            $10.11              862,393        $  10.90

$11.94 - $23.00         1,608,760               6.56            $18.91              719,930        $  20.21

$23.06 - $25.23         2,133,530               7.20            $25.07              580,210        $  25.07

$25.69 - $40.06         1,079,410               7.38            $31.22              198,480        $  29.05
                     ------------          ---------         ---------          -----------        ---------
                        8,631,040               7.76            $18.09            2,361,013        $  18.75
                     ============          =========         =========          ===========        =========


     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for stock options granted in 2001, 2000 and 1999. Had compensation cost been recorded based upon the fair value at the grant dates as an alternative provided by SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income and diluted earnings per share would have been reduced by approximately $10,687 and $0.12, respectively, in 2001, $10,153 and $0.10, respectively, in 2000 and $8,221 and $0.09, respectively, in 1999. These amounts are for disclosure purposes only and may not be representative of future calculations since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair values of options granted were estimated at $3.17 in 2001, $8.24 in 2000 and $14.70 in 1999 on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: volatility of 53%, 44% and 43%; risk free interest rate of 6.3%, 6.4% and 5.4%; expected life of 3.2 years, 5.6 years and 6.0 years; and no future dividends.

Note 13 - Statements of Cash Flows


                                        Fiscal Year Ended March 31,
                                      --------------------------------
                                        2001        2000        1999
                                      --------    --------    --------


Supplemental disclosure of cash
flow information:
  Cash paid during the year:
   Interest                           $ 41,452    $ 41,349    $ 28,018
                                      ========    ========    ========
   Income Taxes                       $ 45,318    $114,702    $ 89,189
                                      ========    ========    ========


     The impact of exchange rate movements on cash balances was insignificant in fiscal 2001, fiscal 2000 and fiscal 1999.


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

     At the date of the Acquisition, the licenses between the Acquired Companies and the Company consisted of: a license with Pepe USA covering jeans and jeans related apparel and women's and girls' casualwear in the United States (the "Pepe United States License"); a license with T.H. International N.V., a subsidiary of Pepe Jeans London Corporation ("PJLC"), covering jeans and jeans related apparel and women's and girls' casualwear worldwide (other than in the United States and certain specified countries) (the "Pepe International License"); a geographic license with Tommy Hilfiger Europe B.V., a subsidiary of PJLC, covering men's and boys' sportswear lines in Europe and certain other countries (the "Pepe European License"); and a master geographic license for Canada with TH Canada (the "Canadian License").

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

     The unaudited pro forma combined condensed results of operations of the Company and the Acquired Companies for the year ended March 31, 1999, after giving effect to certain pro forma adjustments, is as follows:


                                Fiscal Year Ended March 31,
                               -----------------------------
                                           1999
                                       ------------

Net revenue                            $  1,685,523

Gross profit                                786,657

Income from operations                      290,089

Income before taxes                         251,833
Provision for income taxes                   74,383
Net income                                  177,450

Diluted earnings per share             $       1.87


     The foregoing unaudited pro forma statement of operations data reflect (a) the elimination of certain revenues, cost of sales and royalty expense, (b) amortization of intangible assets, principally over 40 years, (c) incremental management compensation and net interest expense and (d) applicable income tax effects.

Note 15 - Special Charges

     During the quarter ended March 31, 2000, the Company recorded a special charge of $62,153, before income taxes, principally related to the following: a redirection of the Company's full-price retail store program, which includes the closure of its flagship stores in Beverly Hills, California and London, England; the postponement of the launch of a new women's dress-up division; and the consolidation of the junior sportswear and junior jeans divisions. This charge consisted of provisions of $44,857 for the write-off of fixed assets and operating leases of the Company's flagship stores and the write-off of fixed assets related to the dress-up and junior sportswear divisions, $11,700 for inventory of the junior sportswear division and, to a lesser extent, the flagship stores, and $5,596 for severance and other costs. Inventory provisions have been included in cost of sales in fiscal year 2000. As of March 31, 2001, the balance in the accrued special charge liability is $1,838 primarily related to liabilities of closing the Company's flagship store in Beverly Hills.

     During the first quarter of fiscal 1999, the Company recorded a special charge for non-recurring expenses of $19,800, before income taxes, related to the Acquisition. This special charge consists of provisions of $7,000 for the write-off of the fixed assets and operating leases of the Company's specialty stores, $7,000 for redundant MIS equipment, furniture, fixtures and other equipment, $3,800 for severance and other employee costs and $2,000 for the termination of certain vendor contracts. As of March 31, 2000, the Company had utilized the full provision recorded in fiscal 1999.

Note 16 - Condensed Consolidating Financial Information

     The Notes discussed in Note 6 are issued by TH USA and are guaranteed by THC. Accordingly, condensed consolidating balance sheets as of March 31, 2001 and 2000, and the related condensed consolidating statements of operations and cash flows for each of the three years in the period ended March 31, 2001 are provided. The operations of TH USA, excluding its subsidiaries, comprise the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries, including amortization of intangibles (including goodwill). The non-guarantor subsidiaries of TH USA comprise the Company's U.S. retail, licensing and other wholesale divisions, as well as the Company's Canadian operations. Such operations contributed net revenue of $1,265,424, $1,367,253 and $1,035,619 for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA's and THC's results reflect 100% of the earnings of their respective subsidiaries in each of the years presented.

Condensed Consolidating Statements of Operations
Year Ended March 31, 2001

                                                                            Parent
                                           Subsidiary                      Company
                                             Issuer       Non-Guarantor    Guarantor
                                            (TH USA)      Subsidiaries       (THC)     Eliminations       Total
                                           -----------    ------------   -----------   ------------    -----------
Net revenue                                $   693,132    $ 1,332,220    $        --    $  (144,417)   $ 1,880,935
Cost of goods sold                             457,330        724,146             --        (65,155)     1,116,321
                                           -----------    -----------    -----------    -----------    -----------

Gross profit                                   235,802        608,074             --        (79,262)       764,614
                                           -----------    -----------    -----------    -----------    -----------

Depreciation and amortization                   64,809         41,831             --             --        106,640
Other operating expenses                       180,427        369,190         (7,271)       (81,792)       460,554
                                           -----------    -----------    -----------    -----------    -----------

Total operating expenses                       245,236        411,021         (7,271)       (81,792)       567,194
                                           -----------    -----------    -----------    -----------    -----------

Income / (loss) from operations                 (9,434)       197,053          7,271          2,530        197,420

Interest expense                                41,402             10             --             --         41,412
Interest income                                  3,528          7,823          6,099             --         17,450
Intercompany interest expense / (income)        89,092        (10,365)       (78,727)            --           --
                                           -----------    -----------    -----------    -----------    -----------

Income / (loss) before taxes                  (136,400)       215,231         92,097          2,530        173,458

Provision / (benefit) for income taxes         (29,525)        64,537          7,485             --         42,497

Equity in net earnings of
 unconsolidated subsidiaries                   111,104             --         44,387       (155,491)            --
                                           -----------    -----------    -----------    -----------    -----------

Net income / (loss)                        $     4,229    $   150,694    $   128,999    $  (152,961)   $   130,961
                                           ===========    ===========    ===========    ===========    ===========

Condensed Consolidating Statements of Operations
Year Ended March 31, 2000

                                                                           Parent
                                           Subsidiary                     Company
                                             Issuer      Non-Guarantor   Guarantor
                                            (TH USA)     Subsidiaries      (THC)      Eliminations      Total
                                           -----------   ------------   -----------   ------------    -----------
Net revenue                                $   704,036    $ 1,436,920   $        --   $   (163,776)   $ 1,977,180
Cost of goods sold                             449,132        729,475            --        (75,025)     1,103,582
                                           -----------   ------------   -----------   ------------    -----------

Gross profit                                   254,904        707,445            --        (88,751)       873,598
                                           -----------   ------------   -----------   ------------    -----------

Depreciation and amortization                   62,079         36,062            --             --         98,141
Other operating expenses                       184,487        382,168        (9,004)       (88,146)       469,505
Special charges                                     --         50,453            --             --         50,453
                                           -----------   ------------   -----------   ------------    -----------

Total operating expenses                       246,566        468,683        (9,004)       (88,146)       618,099
                                           -----------   ------------   -----------   ------------    -----------

Income / (loss) from operations                  8,338        238,762         9,004           (605)       255,499

Interest expense                                41,419            100          (495)            --         41,024
Interest income                                  2,347          4,565         6,144             --         13,056
Intercompany interest expense / (income)        73,790              5       (73,795)            --             --
                                           -----------   ------------   -----------   ------------    -----------

Income / (loss) before taxes                  (104,524)       243,222        89,438           (605)       227,531

Provision / (benefit) for income taxes         (30,795)        78,160         7,808             --         55,173

Equity in net earnings of
 unconsolidated subsidiaries                   130,155             --        91,557       (221,712)            --
                                           -----------   ------------   -----------   ------------    -----------

Net income / (loss)                        $    56,426    $   165,062   $   173,187   $   (222,317)   $   172,358
                                           ===========    ===========   ===========   ============    ===========

Condensed Consolidating Statements of Operations
Year Ended March 31, 1999

                                                                             Parent
                                             Subsidiary                      Company
                                               Issuer       Non-Guarantor   Guarantor
                                              (TH USA)      Subsidiaries      (THC)     Eliminations      Total
                                           -------------  ---------------- ----------  --------------  -----------
Net revenue                                $   672,837    $ 1,096,741       $      --   $  (132,505)   $ 1,637,073
Cost of goods sold                             430,927        498,292              --       (56,612)       872,607
                                           -----------    -----------       ---------   -----------    -----------

Gross profit                                   241,910        598,449              --       (75,893)       764,466
                                           -----------    -----------       ---------   -----------    -----------

Depreciation and amortization                   60,317         20,863              --           --          81,180
Other operating expenses                       237,067        224,352          (5,000)      (73,214)       383,205
Special charges                                 12,438          7,362              --           --          19,800
                                           -----------    -----------       ---------   -----------    -----------

Total operating expenses                       309,822        252,577          (5,000)      (73,214)       484,185
                                           -----------    -----------       ---------   -----------    -----------
Income / (loss) from operations                (67,912)       345,872           5,000        (2,679)       280,281

Interest expense                                38,673            729             123            --         39,525
Interest income                                  2,060          2,155           1,400            --          5,615
Intercompany interest expense / (income)        71,986           (794)        (71,192)           --            --
                                           -----------    -----------       ---------   -----------    -----------

Income / (loss) before taxes                  (176,511)       348,092          77,469        (2,679)       246,371

Provision / (benefit) for income taxes         (62,645)       128,856           6,443            --         72,654
Equity in net earnings of
 unconsolidated subsidiaries                   192,427             --         104,575      (297,002)            --
                                           -----------    -----------       ---------   -----------    -----------

Net income / (loss)                        $    78,561    $   219,236       $ 175,601   $  (299,681)   $   173,717
                                           ===========    ===========       =========   ===========    ===========

Condensed Consolidating Balance Sheets
March 31, 2001

                                                                                         Parent
                                                       Subsidiary                        Company
                                                         Issuer       Non-Guarantor     Guarantor
                                                        (TH USA)      Subsidiaries        (THC)      Eliminations      Total
                                                     -------------   --------------   ------------   ------------   ------------
Assets
 Current Assets
  Cash and cash equivalents                          $     45,001    $      173,171   $    100,259   $         --   $    318,431
  Accounts receivable                                     105,716           131,698             --             --        237,414
  Inventories                                              76,511           133,720             --         (4,785)       205,446
  Other current assets                                     14,715            74,157          1,579            (98)        90,353
                                                     ------------    --------------   ------------   ------------   ------------
     Total current assets                                 241,943           512,746        101,838         (4,883)       851,644

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization               170,398           111,284             --             --        281,682
Intangible assets, net of accumulated amortization      1,181,259            24,849             --            250      1,206,358
Investment in subsidiaries                                433,686                --        380,033       (813,719)            --
Other assets                                                  469             2,397             --              6          2,872
                                                     ------------    --------------   ------------   ------------   ------------

     Total Assets                                    $  2,027,755    $      651,276   $    481,871   $   (818,346)  $  2,342,556
                                                     ============    ==============   ============   ============   ============
Liabilities and Shareholders' Equity
 Current liabilities
  Current portion of long-term debt                  $     50,000    $           --   $         --   $         --   $     50,000
  Accounts payable                                         20,813            17,815             --             --         38,628
  Accrued expenses and other current liabilities           56,334           114,511            821            (26)       171,640
  Intercompany payable / (receivable)                     982,480          (266,097)      (716,316)           (67)            --
                                                     ------------    --------------   ------------   ------------   ------------
     Total current liabilities                          1,109,627          (133,771)      (715,495)           (93)       260,268


Long-term debt                                            529,495                --             --             --        529,495
Deferred tax liability                                    213,995           (11,872)            --             --        202,123
Other liabilities                                              --             2,078             --             (1)         2,077
Shareholders' equity                                      174,638           794,841      1,197,366       (818,252)     1,348,593
                                                     ------------    --------------   ------------   ------------   ------------

    Total Liabilities and Shareholders' Equity       $  2,027,755    $      651,276   $    481,871   $   (818,346)  $  2,342,556
                                                     ============    ==============   ============   ============   ============

Condensed Consolidating Balance Sheets
March 31, 2000

                                                                                        Parent
                                                       Subsidiary                      Company
                                                         Issuer       Non-Guarantor    Guarantor
                                                        (TH USA)      Subsidiaries       (THC)      Eliminations       Total
                                                     -------------- ----------------- ----------- ----------------   ---------
Assets
 Current Assets
  Cash and cash equivalents                          $    25,500       $   115,756    $   168,141    $        --    $   309,397
  Accounts receivable                                     82,627           138,483             --             --        221,110
  Inventories                                             72,363           153,745             --         (7,315)       218,793
  Other current assets                                    17,719            85,792            196             --        103,707
                                                     -----------       -----------    -----------    -----------    -----------
     Total current assets                                198,209           493,776        168,337         (7,315)       853,007

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization              184,441            98,302             --             --        282,743
Intangible assets, net of accumulated amortization     1,214,931            25,764             --            250      1,240,945
Investment in subsidiaries                               322,582                --        245,646       (568,228)            --
Other assets                                                 549             4,275             --              2          4,826
                                                     -----------       -----------    -----------    -----------    -----------
     Total Assets                                    $ 1,920,712       $   622,117    $   413,983    $  (575,291)   $ 2,381,521
                                                     ===========       ===========    ===========    ===========    ===========

Liabilities and Shareholders' Equity
 Current liabilities
  Short-term borrowings                              $        --       $       523    $        --    $        --    $       523
  Current portion of long-term debt                       50,000                --             --             --         50,000
  Accounts payable                                         9,075            22,216             --             (2)        31,289
  Accrued expenses and other current liabilities          63,037           169,804            627            (38)       233,430
  Intercompany payable / (receivable)                    906,307          (193,815)      (712,532)            40             --
                                                     -----------       -----------    -----------    -----------    -----------
     Total current liabilities                         1,028,419            (1,272)      (711,905)            --        315,242


Long-term debt                                           579,370                --             --             --        579,370
Deferred tax liability                                   230,470           (24,560)            --             --        205,910
Other liabilities                                          2,602               683             --             --          3,285
Shareholders' equity                                      79,851           647,266      1,125,888       (575,291)     1,277,714
                                                     -----------       -----------    -----------    -----------    -----------
     Total Liabilities and Shareholders' Equity      $ 1,920,712       $   622,117    $   413,983    $  (575,291)   $ 2,381,521
                                                     ===========       ===========    ===========    ===========    ===========

Condensed Consolidating Statements of Cash Flow
For the Fiscal Year Ended March 31, 2001

                                                                                          Parent
                                                         Subsidiary                      Company
                                                           Issuer       Non-Guarantor    Guarantor
                                                          (TH USA)      Subsidiaries       (THC)      Eliminations       Total
                                                       -------------- ----------------- -----------  --------------   ---------
Cash flows from operating activities
 Net income / (loss)                                       $   4,229       $ 150,694     $ 128,999      $(152,961)    $ 130,961
 Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization                             64,809          43,426            --             --       108,235
    Deferred taxes                                           (14,039)         23,122            --             --         9,083
    Changes in operating assets and liabilities               62,562        (112,370)       (4,973)        (2,530)      (57,311)
                                                           ---------       ---------     ---------      ---------     ---------
    Net cash provided by (used in) operating activities      117,561         104,872       124,026       (155,491)      190,968
                                                           ---------       ---------     ---------      ---------     ---------

Cash flows from investing activities
 Purchases of property and equipment                         (26,956)        (46,934)           --             --       (73,890)
 Net activity in equity in net earnings of
  unconsolidated subsidiaries                               (111,104)             --       (44,387)       155,491            --
                                                           ---------       ---------     ---------      ---------     ---------
    Net cash provided by (used in) investing activities     (138,060)        (46,934)      (44,387)       155,491       (73,890)
                                                           ---------       ---------     ---------      ---------     ---------
Cash flows from financing activities
 Payments on long-term debt                                  (50,000)             --            --             --       (50,000)
 Proceeds from the exercise of stock options                      --              --         3,710             --         3,710
 Purchase of treasury shares                                      --              --       (61,231)            --       (61,231)
 Repayments of short-term bank borrowings                         --            (523)           --             --          (523)
 Capital contribution                                         90,000              --       (90,000)            --            --
                                                           ---------       ---------     ---------      ---------     ---------
    Net cash provided by / (used in) financing activities     40,000            (523)     (147,521)            --      (108,044)
                                                           ---------       ---------     ---------      ---------     ---------
    Net increase / (decrease) in cash                         19,501          57,415       (67,882)            --         9,034

Cash and cash equivalents, beginning of period                25,500         115,756       168,141             --       309,397
                                                           ---------       ---------     ---------      ---------     ---------
Cash and cash equivalents, end of period                   $  45,001       $ 173,171     $ 100,259      $      --     $ 318,431
                                                           =========       =========     =========      =========     =========

Condensed Consolidating Statements of Cash Flow
For the Fiscal Year Ended March 31, 2000

                                                                                             Parent
                                                             Subsidiary                      Company
                                                               Issuer       Non-Guarantor    Guarantor
                                                              (TH USA)      Subsidiaries       (THC)     Eliminations       Total
                                                             ----------     -------------    ---------   ------------     ----------
Cash flows from operating activities
 Net income / (loss)                                          $  56,426     $   165,062      $ 173,187    $(222,317)      $ 172,358
 Adjustments to reconcile net income to net cash provided
  by operating activities
    Depreciation and amortization                                62,079          37,317             --           --          99,396
    Deferred taxes                                               (8,945)        (70,843)            --           --         (79,788)
    Provision for special charges                                    --          62,153             --           --          62,153
    Changes in operating assets and liabilities                  52,997         (71,041)        (5,471)         605         (22,910)
                                                              ---------     -----------      ---------    ---------       ---------
    Net cash provided by (used in) operating activities         162,557         122,648        167,716     (221,712)        231,209
                                                              ---------     -----------      ---------    ---------       ---------

Cash flows from investing activities
 Purchases of property and equipment                            (96,945)        (55,039)            --           --        (151,984)
 Net activity in equity in net earnings of
  unconsolidated subsidiaries                                  (130,155)             --        (91,557)     221,712              --
                                                              ---------     -----------      ---------    ---------       ---------
    Net cash provided by (used in) investing activities        (227,100)        (55,039)       (91,557)     221,712        (151,984)
                                                              ---------     -----------      ---------    ---------       ---------

Cash flows from financing activities
 Proceeds of long-term debt                                      20,000              --             --           --          20,000
 Payments on long-term debt                                     (40,000)             --             --           --         (40,000)
 Proceeds from the exercise of stock options                         --              --          8,933           --           8,933
 Repayments of short-term bank borrowings                            --            (711)            --           --            (711)
                                                              ---------     -----------      ---------    ---------       ---------
    Net cash provided by / (used in) financing activities       (20,000)           (711)         8,933           --         (11,778)
                                                              ---------     -----------      ---------    ---------       ---------

    Net increase / (decrease) in cash                           (84,543)         66,898         85,092           --          67,447

Cash and cash equivalents, beginning of period                  110,043          48,858         83,049           --         241,950
                                                              ---------     -----------      ---------    ---------       ---------
Cash and cash equivalents, end of period                      $  25,500     $   115,756      $ 168,141    $      --       $ 309,397
                                                              =========     ===========      =========    =========       =========

Condensed Consolidating Statements of Cash Flow
For the Fiscal Year Ended March 31, 1999

                                                                                         Parent
                                                           Subsidiary                    Company
                                                             Issuer     Non-Guarantor   Guarantor
                                                            (TH USA)    Subsidiaries      (THC)     Eliminations      Total
                                                           ----------   ------------    ---------   ------------    ---------
Cash flows from operating activities
 Net income / (loss)                                       $   78,561   $    219,236    $ 175,601   $   (299,681)   $ 173,717
 Adjustments to reconcile net income to net cash provided
  by operating activities
    Depreciation and amortization                              60,317         20,795           --             --       81,112
    Deferred taxes                                             (9,490)        (6,303)          --             --      (15,793)
    Provision for special charges                              12,438          7,362           --             --       19,800
    Write-off of property and equipment                            --          1,820           --             --        1,820
    Changes in operating assets and liabilities               239,937       (231,512)     (11,775)         2,679         (671)
                                                           ----------   ------------    ---------   ------------    ---------

    Net cash provided by (used in) operating activities       381,763         11,398      163,826       (297,002)     259,985
                                                           ----------   ------------    ---------   ------------    ---------

Cash flows from investing activities
 Purchases of property and equipment                          (33,724)       (45,698)          --             --      (79,422)
 Acquisition of businesses, net of cash acquired             (735,263)            --           --             --     (735,263)
 Net activity in equity in net earnings of
  unconsolidated subsidiaries                                (192,427)            --     (104,575)       297,002           --
                                                           ----------   ------------    ---------   ------------    ---------

    Net cash provided by (used in) investing activities      (961,414)       (45,698)    (104,575)       297,002     (814,685)
                                                           ----------   ------------    ---------   ------------    ---------

Cash flows from financing activities
 Proceeds of long-term debt                                   649,151             --           --             --      649,151
 Payments on long-term debt                                        --        (10,000)          --             --      (10,000)
 Proceeds from the exercise of stock options                       --             --       15,180             --       15,180
 Repayments of short-term bank borrowings                          --        (14,732)          --             --      (14,732)
                                                           ----------   ------------    ---------   ------------    ---------

    Net cash provided by / (used in) financing activities     649,151        (24,732)      15,180             --      639,599
                                                           ----------   ------------    ---------   ------------    ---------

    Net increase / (decrease) in cash                          69,500        (59,032)      74,431             --       84,899

Cash and cash equivalents, beginning of period                 40,543        107,890        8,618             --      157,051
                                                           ----------   ------------    ---------   ------------    ---------

Cash and cash equivalents, end of period                   $  110,043   $     48,858    $  83,049   $         --    $ 241,950
                                                           ==========   ============    =========   ============    =========

Note 17 - Quarterly Financial Data (Unaudited)

                                                           First               Second              Third               Fourth
                                                          Quarter             Quarter             Quarter              Quarter
                                                        ------------      --------------      --------------      --------------
2001
----

Net revenue.......................................          $399,878            $533,301            $475,759            $471,997

Gross profit......................................           159,779             223,941             198,098             182,796

Net income........................................             9,736              44,924              42,701              33,600

Basic earnings per share..........................              0.10                0.49                0.47                0.38

Diluted earnings per share........................              0.10                0.49                0.47                0.37


2000
----

Net revenue.......................................          $419,103            $561,623            $521,204            $475,250

Gross profit......................................           197,497             269,187             227,034             179,880

Net income (loss).................................            38,729              76,031              59,117              (1,519)

Basic earnings (loss) per share...................              0.41                0.80                0.62               (0.02)

Diluted earnings (loss) per share.................              0.40                0.79                0.62               (0.02)


     Fiscal 2000 fourth quarter financial data reflects special charges of $62,153, ($36,360 after tax, or $0.39 per diluted share).

     The quarterly financial data for the years ended March 31, 2001 and 2000 are unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present such data fairly.

Note 18 - Share Split

     On June 4, 1999, the Company announced that its Board of Directors had approved and declared a two-for-one split of the Ordinary Shares. The split was effected in the form of a dividend of one Ordinary Share per Ordinary Share issued and outstanding or held by the Company in its treasury (the "Share Split"), and was paid on July 9, 1999 to shareholders of record at the close of business on June 18, 1999. In connection with the Share Split, the Board of Directors of the Company also approved an increase in the number of authorized Ordinary Shares to 150,000,000 from 75,000,000. All earnings per share and share equivalents have been restated to reflect the Share Split.


Note 19 - Share Repurchase Program

     On April 7, 2000 the Company announced that its Board of Directors authorized the repurchase of up to $150,000 of its outstanding Ordinary Shares over a period of up to 18 months using available cash. Since the inception of the share repurchase program through March 31, 2001, the Company has repurchased 6,192,600 Ordinary Shares at an aggregate cost of $61,231.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers


Name                      Age        Present Position
----                      ---        ----------------

Silas K.F. Chou           54         Co-Chairman of the Board and Director

Lawrence S. Stroll        41         Co-Chairman of the Board and Director

Thomas J. Hilfiger        50         Honorary Chairman of the Board, Principal
                                     Designer and Director

Joel J. Horowitz          50         Chief Executive Officer, President and
                                     Director

Ronald K.Y. Chao          62         Director

Lester M.Y. Ma            54         Director

Joseph M. Adamko          68         Director

Clinton V. Silver         71         Director

Simon Murray              61         Director

Joel H. Newman            59         Chief Financial and Administrative Officer,
                                     Executive Vice President and Assistant
                                     Secretary

Arthur Bargonetti         67         Senior Vice President-Operations

Joseph Scirocco           44         Senior Vice President and Treasurer

Lawrence T.S. Lok         44         Secretary


Silas K.F. Chou has been Co-Chairman of the Board of the Company since 1998 and served as Chairman of the Board from 1992 to 1998. Mr. Chou has been a Director of the Company since 1992. Mr. Chou also has served as an Executive Director of Novel Enterprises Limited ("Novel Enterprises"), where he was appointed as Managing Director in 1996, for more than the past five years and as Chairman of the Board of Novel Denim Holdings Limited, a manufacturer of garments and fabric quoted on the Nasdaq National Market and an affiliate of Novel Enterprises ("Novel Denim"), since 1996. In addition, Mr. Chou was Chairman of the Board of Pepe Jeans London Corporation and its predecessor (collectively, "PJLC") from 1992 to 1998.

Lawrence S. Stroll has been Co-Chairman of the Board of the Company since 1998 and served as Chief Executive Officer of Tommy Hilfiger (HK) Limited, a subsidiary of the Company ("THHK"), from 1993 to 1998. Mr. Stroll has been a Director of the Company since 1992. In addition, Mr. Stroll was Group Chief Executive Officer of PJLC from 1993 to 1998.

Thomas J. Hilfiger has been a Director and Principal Designer of the Company since 1992 and Honorary Chairman of the Board of the Company since 1994. Mr. Hilfiger was Vice Chairman of the Board of the Company and its predecessors from 1989 to 1994, and President of Tommy Hilfiger, Inc. from 1982 to 1989. Mr. Hilfiger has been designing clothes under the Tommy Hilfiger trademarks since 1984.

Joel J. Horowitz is Chief Executive Officer and President of the Company. Mr. Horowitz has served as Chief Executive Officer since 1994 and as President since 1995. From 1989 to 1994, Mr. Horowitz served as President and Chief Operating Officer of the Company and its predecessors. Mr. Horowitz has been a Director of the Company since 1992.

Ronald K.Y. Chao has been a Director of the Company since 1992. Since 1996, Mr. Chao has been Vice Chairman of Novel Enterprises. Prior thereto, Mr. Chao served as the Managing Director of Novel Enterprises. In addition, Mr. Chao has served as a director of Novel Denim since 1997.

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

Simon Murray has been a Director of the Company since 1997. From 1993 to 1997, Mr. Murray was the Executive Chairman Asia Pacific of Deutsche Bank AG. Since 1998, Mr. Murray has been the Chairman of General Enterprise Management Services Limited, a private equity fund management company sponsored by Simon Murray & Company Ltd. Mr. Murray is also a director of a number of public companies in the Far East, including Hutchison Whampoa Limited and Orient Overseas (International) Limited, and other companies in Europe, including Hermes International and Vivendi S.A.

Joel H. Newman was appointed Chief Financial and Administrative Officer and Executive Vice President of the Company in 2000. Prior thereto, Mr. Newman served as Chief Administrative Officer and Executive Vice President-Finance from 1998 to 2000 and as Executive Vice President-Operations from 1997 to 1998. Since 1993, Mr. Newman has also held various senior operations and financial positions with TH USA. Prior to joining the Company, Mr. Newman held various senior operations and financial positions with major companies in the apparel wholesale and retail industries.

Arthur Bargonetti has been Senior Vice President-Operations of the Company since 1998. From 1994 to 1998, Mr. Bargonetti served as Chief Operating Officer and Executive Vice President of Pepe USA. Prior thereto, Mr. Bargonetti was the Chief Operating Officer and Executive Vice President of Bidermann Industries U.S.A., Inc., a major apparel wholesaler.

Joseph Scirocco has been Senior Vice President and Treasurer of the Company since 1997. Prior to joining the Company, Mr. Scirocco was employed in the Retail and Consumer Products Group of Price Waterhouse LLP, where he had served as an Audit Partner since 1990.

Lawrence T.S. Lok has served as Secretary of the Company and Novel Enterprises since 1994. In addition, Mr. Lok has been Secretary of Novel Denim since 1997. Mr. Lok has also served as Deputy Financial Controller of Novel Enterprises for more than the past five years.

Ronald K.Y. Chao and Silas K.F. Chou are brothers.


Terms of Directors

     The Company's Board of Directors is divided into three classes with staggered three-year terms. At each Annual Meeting of Shareholders, the successors of the class of directors whose terms expire at such meeting are elected for three-year terms. The terms of Messrs. Horowitz, Chao and Murray expire in 2001; the terms of Messrs. Chou, Hilfiger and Adamko expire in 2002; and the terms of Messrs. Stroll, Ma and Silver expire in 2003.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and certain persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.

     Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended March 31, 2001 have been complied with on a timely basis.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth the compensation paid and accrued by the Company and its subsidiaries for the fiscal years ended March 31, 2001, 2000 and 1999 to the Company's chief executive officer and the four other most highly compensated executive officers (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                                                       Long-Term
                                                      Annual Compensation             Compensation
                                                  ---------------------------      -----------------
                                                                                        Awards
                                                                                   -----------------
                                                                                      Securities
                                      Fiscal                                           Underlying         All Other
    Name and Principal Position        Year       Salary ($)        Bonus ($)      Stock Options (#)   Compensation ($)
    ---------------------------        ----       ----------        ---------      -----------------   ----------------
Joel J. Horowitz....................  2001         625,000        12,097,000(1)                --            5,100(2)
   Chief Executive Officer and        2000         581,600        16,631,000(1)                --            5,100
   President                          1999         540,000        15,374,000(1)                --            4,000

Thomas J. Hilfiger..................  2001      24,925,000(3)             --                   --            5,100(2)
   Honorary Chairman of the Board     2000      26,851,000(3)             --                   --            5,100
    and Principal Designer            1999      22,275,000(3)             --                   --            4,000

Silas K.F. Chou.....................  2001         750,000(4)        545,532                   --               --
   Co-Chairman of the Board           2000         750,000(4)        750,000                   --               --
                                      1999         750,000(4)      1,750,000                   --               --

Lawrence S. Stroll..................  2001         750,000(5)        545,532                   --               --
   Co-Chairman of the Board           2000         750,000(5)        750,000                   --               --
                                      1999         750,000(5)      1,750,000                   --               --

Joel H. Newman......................  2001         650,000           550,000              100,000            15,475(6)
   Chief Financial and                2000         600,000           600,000              165,000            15,088
   Administrative Officer and         1999         550,000         1,075,000              200,000            13,909
   Executive Vice President

--------
(1) Pursuant to an incentive plan approved by shareholders of the Company, Mr. Horowitz receives an annual bonus equal to 5% of the Company's operating earnings (as defined below). "See Certain Employment Agreements."
(2) Amount represents employer matching contribution under the Tommy Hilfiger U.S.A. 401(k) Profit Sharing Plan (the "401(k) Plan").
(3) Pursuant to an employment agreement entered into prior to the Company's initial public offering, Mr. Hilfiger receives annual salary payments equal to $900,000 plus 1.5% of the net sales of TH USA and its subsidiaries over $48,333,333. See "Certain Employment Agreements."
(4) Includes 50% of the fees paid pursuant to a consulting agreement between Tommy Hilfiger (Eastern Hemisphere) Limited, a subsidiary of THC ("THEH"), and Fasco International, Inc. ("Fasco International"), a subsidiary of Sportswear Holdings Limited ("Sportswear"). See "Certain Relationships and Related Transactions."
(5) Includes (i) 50% of the fees paid pursuant to a consulting agreement between THEH and Fasco International, and (ii) all of the fees paid pursuant to a consulting agreement between THEH and another affiliate of Mr. Stroll. See "Certain Relationships and Related Transactions."
(6) Amount represents employer matching contribution under the 401(k) Plan of $5,475 plus reimbursement for supplemental term life insurance premium payments of $10,000.

Stock Option Grants

     The following table sets forth information regarding grants of stock options during fiscal year 2001 made to the only Named Executive Officer who has received Company option grants.

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                      Individual Grants                             Grant Date Value
         -------------------------------------------------------------------------  ----------------
                         Number of      Percent of
                         Securities     Total Stock
                         Underlying       Options
                           Stock        Granted to     Exercise or
                          Options      Employees in     Base Price    Expiration       Grant Date
         Name           Granted (#)     Fiscal Year       ($/Sh)         Date       Present Value($)
         ----           -----------     -----------       ------         ----       ----------------
    Joel H. Newman       100,000(1)        8.5%          6.65625      06/12/10         256,560(2)

----------
(1) The stock options granted to Mr. Newman during the last fiscal year were non-qualified options granted pursuant to the Employee Option Plans (as defined under "Stock Option Plans"). Such options become exercisable in three equal installments on June 30, 2001, June 30, 2002 and March 31, 2003. See "Stock Option Plans."
(2) The fair value of these options on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions: volatility of 53%; risk-free interest rate of 6.4%; expected life of 3 years; and no future dividends. The dollar amount in this column is not intended to forecast potential future appreciation, if any, of the Company's Ordinary Shares.


Stock Option Exercises and Fiscal Year-End Option Values

     The following table sets forth information regarding stock option exercises during fiscal year 2001 by the only Named Executive Officer who has received Company option grants, and the values of such officer's unexercised options as of March 31, 2001.


          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                            YEAR-END OPTION VALUES

                                                           Number of Securites
                                                          Underlying Unexercised     Value of Unexercised In-the-
                           Shares                            Stock Options at          Money Stock Options at
                         Acquired on       Value           Fiscal Year-End (#)           Fiscal Year-End ($)
         Name           Exercise (#)    Realized ($)    Exercisable/Unexercisable     Exercisable/Unexercisable
         ----           ------------    ------------    -------------------------     -------------------------
    Joel H. Newman           --              --              215,000/380,000               130,556/706,413

Supplemental Executive Retirement Plan

     The Company maintains the Tommy Hilfiger U.S.A., Inc. Supplemental Executive Retirement Plan (the "SERP"), a nonqualified unfunded plan, to provide retirement benefits to senior executives designated by the Chief Executive Officer of TH USA. As of March 31, 2001, Mr. Newman was the only Named Executive Officer participating in the SERP. The following table shows the estimated hypothetical annual benefit payable under the SERP to participants retiring at age 65 based on the specified final average compensation and years of service.

                              PENSION PLAN TABLE

 Final Average
 Compensation                                     Years of Service
 ------------      -------------------------------------------------------------------------------------------------
                          15                  20                   25                  30                  35
                          --                  --                   --                  --                  --
   $ 250,000         $  75,000            $100,000             $125,000            $125,000            $125,000

     300,000            90,000             120,000              150,000             150,000             150,000

     350,000           105,000             140,000              175,000             175,000             175,000

     400,000           120,000             160,000              200,000             200,000             200,000

     450,000           135,000             180,000              225,000             225,000             225,000

     500,000           150,000             200,000              250,000             250,000             250,000

     750,000           225,000             300,000              375,000             375,000             375,000

     The benefit payable under the SERP is a lifetime annuity equal to 2% of the participant's average base salary for the last three full calendar years of employment with the Company multiplied by the participant's years of service (up to a maximum of 25 years). Payments to vested participants commence upon the earlier of (i) the attainment of age 65 or (ii) upon request of the participant at any time after the attainment of age 55 (in which case the annual amount is reduced by 5% per year for each year it is paid before the participant's attainment of age 65). Participants become vested under the SERP upon the earliest of (a) the completion of 10 years of service, (b) the attainment of age 40 and completion of five years of service or (c) the attainment of age 65; provided that a participant who is terminated for "cause" (as defined in the SERP) will forfeit all rights to the SERP benefit (whether or not vested). Payments under the SERP are subject to any applicable Social Security or other taxes required to be withheld by law.

     For purposes of the SERP, the amount specified in the Annual Compensation portion of the Summary Compensation Table under the heading "Salary" would constitute "base salary." As of March 31, 2001, Mr. Newman had completed 8 years of service and was vested under the SERP.


Certain Employment Agreements

     Subsidiaries of the Company had employment agreements with Messrs. Hilfiger, Horowitz and Newman during fiscal year 2001.

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

     The employment agreement with Mr. Horowitz provides for his employment as Chief Executive Officer of the Company and TH USA until March 31, 2004. The agreement provided for an annual base salary in fiscal year 2001 of $625,000. The base salary is subject to increase each year by the average percentage increase for all employees of TH USA.

     The Company is subject to Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), under which public companies are not permitted to deduct annual compensation paid to certain executive officers in excess of $1,000,000 per executive, unless such excess is paid pursuant to an arrangement based upon performance and approved by shareholders and provided that the other requirements set forth in Section 162(m) and related regulations are met. Payments required to be made pursuant to the aforementioned employment agreement with Mr. Hilfiger, which was entered into prior to the effective date of Section 162(m), are not subject to such restrictions.

     On August 6, 1998, the Company's Compensation Committee approved and the Board of Directors adopted, and on November 2, 1998, the shareholders approved, the renewal of the Tommy Hilfiger U.S.A., Inc. Supplemental Executive Incentive Compensation Plan (the "SEIC Plan"), which was scheduled to terminate on April 1, 1999, for each of the five fiscal years in the period ending March 31, 2004. The purpose of the SEIC Plan is to provide a significant and flexible economic opportunity to Mr. Horowitz, Chief Executive Officer and President of the Company and Chief Executive Officer of TH USA, in an effort to reward his contribution to the Company and its subsidiaries. The SEIC Plan is administered by the Company's Compensation Committee and provides for a cash award to Mr. Horowitz equal to 5% of the Company's consolidated earnings before depreciation, interest on financing of fixed assets, non-operating expenses and taxes ("operating earnings"). Awards under the plan are calculated and paid quarterly based on 3.75% of operating earnings for the first three fiscal quarters, with the remaining amount of the bonus (based on the 5% rate) payable at the end of the fiscal year. The amount of the award is reduced by the amount of any other bonuses paid or payable under any employment or bonus agreement between the Company or TH USA and Mr. Horowitz. The SEIC Plan does not contain any cap on the maximum amount of the bonus payable thereunder. The SEIC Plan bonus payable to Mr. Horowitz in respect of fiscal year 2001 was $12,097,000. While the Company believes that compensation payable pursuant to the SEIC Plan will be deductible for federal income tax purposes pursuant to Section 162(m), there can be no assurance in this regard.

     The employment agreements with Messrs. Hilfiger and Horowitz also provide that such executives are eligible to receive additional annual bonuses at the discretion of TH USA's Board of Directors or Compensation Committee. If, however, compensation is awarded based on an arrangement that does not satisfy the requirements of Section 162(m), the Company would not be allowed to deduct for tax purposes any payments in excess of the $1,000,000 limitation. No discretionary bonuses were paid to these executives with respect to the Company's last three fiscal years.

     The employment agreement with Mr. Newman, the Company's Chief Financial and Administrative Officer and Executive Vice President, provides for his employment with TH USA until March 31, 2003. Thereafter, the agreement automatically renews for successive one-year terms unless terminated upon prior notice by either party. The agreement provided for an annual base salary in fiscal year 2001 of $650,000, and provides for base salaries of $750,000, $850,000 and $950,000 in fiscal years 2002, 2003 and 2004 (if renewed for such year), respectively. Under the agreement, Mr. Newman received $550,000 in bonuses in fiscal year 2001, including a one-time bonus of $225,000 upon execution of the agreement. Mr. Newman is entitled to receive minimum bonuses of $500,000, $567,000 and $634,000 in fiscal years 2002, 2003, and 2004 (if renewed for such year) respectively; provided that if the Company achieves or exceeds its annual budget for a specified fiscal year, the minimum bonus will be 100% of the base salary for such year. Upon execution of the agreement, Mr. Newman received a grant of 100,000 stock options under the Employee Option Plans and the exercisability of 66,000 stock options previously granted to Mr. Newman were accelerated to the date of execution. See "Stock Option Grants." If Mr. Newman remains in the Company's employ on March 31, 2002, all stock options issued to him prior to March 31, 2000 that have not previously become exercisable will be accelerated to March 31, 2002.

     If Mr. Newman's employment is terminated by the Company without "cause" (as defined in the agreement) or due to a long-term disability or by Mr. Newman with "good reason" (as defined in the agreement), or the Company does not renew the agreement at the end of the initial term or any renewal term, Mr. Newman will, subject to certain conditions, be entitled to receive base salary continuation until the end of the initial term or then current renewal term plus one year (subject to mitigation from compensation and benefits received from other employment or Company-sponsored long-term disability payments), as well as a pro rated annual bonus for the fiscal year in which the termination occurs.

Stock Option Plans

Tommy Hilfiger U.S.A. and Tommy Hilfiger (Eastern Hemisphere) Limited 1992 Stock Incentive Plans

     In September 1992, the Company and its subsidiaries adopted stock options plans (collectively, the "Employee Option Plans") authorizing the issuance of an aggregate of up to 5,940,000 Ordinary Shares to directors, officers and employees of the Company and its subsidiaries. Through March 31, 2001, a total of 13,500,000 additional Ordinary Shares were authorized and reserved for issuance under the Employee Option Plans. The number of Ordinary Shares subject to the Employee Option Plans is subject to certain adjustments as provided in the Employee Option Plans.

     Currently, over half of the full-time employees of the Company and its subsidiaries are participants in the Employee Option Plans. Messrs. Chou, Stroll, Hilfiger, Horowitz and Chao are not eligible for grants under the Employee Option Plans.

     The Plan for employees of TH USA and its subsidiaries is administered by the Compensation Committee of the Board of Directors of TH USA and the Plan for employees of the Company's Far East subsidiaries is administered by the Company's Compensation Committee. Under the Employee Option Plans, awards may include stock options, stock appreciation rights and restricted stock. An option or right granted under the Employee Option Plans must have an exercise price of not less than market value at the date of grant.

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


Compensation Committee Interlocks and Insider Participation

     The Company's Compensation Committee consists of Mr. Adamko, who is the Chairman, Mr. Silver and Mr. Murray.

     Sportswear, a British Virgin Islands corporation, is indirectly 50% owned by Westleigh Limited, a British Virgin Islands corporation privately owned by members of the Chao family (including Messrs. Silas K.F. Chou, Co-Chairman of the Board and a Director of the Company, and Ronald K.Y. Chao, a Director of the Company) and an affiliate of Novel Enterprises ("Westleigh"), and 50% owned by Flair Investment Holdings Limited, a British Virgin Islands corporation in which Mr. Stroll, Co-Chairman of the Board and a Director of the Company, has an indirect beneficial ownership interest ("Flair"). AIHL-Pepe Limited and AIHL-TH Limited (collectively with their predecessors and certain of their affiliates, "AIHL") are owned 70% by Sportswear, 22.5% by Mr. Hilfiger, Honorary Chairman of the Board, Principal Designer and a Director of the Company, and 7.5% by Mr. Horowitz, Chief Executive Officer, President and a Director of the Company.

     Mr. Ma, a Director of the Company, may have certain economic interests based on the performance of AIHL and its affiliates. Novel Enterprises and its affiliates also hold other interests in the apparel industry, including an approximately 50% ownership interest in Novel Denim.

     During the Company's last fiscal year, (i) Messrs. Chou, Stroll, Hilfiger, Horowitz and Ma were executive officers and directors of AIHL, (ii) Messrs. Chou and Stroll were executive officers and directors, and Mr. Chao was a director, of Sportswear, (iii) Messrs. Chou and Chao were directors of Westleigh, (iv) Messrs. Chou, Chao and Ma were executive officers and directors of Novel Enterprises and (v) Mr. Chou was an executive officer, director and Chairman of the compensation committee, Mr. Chao was a director and Mr. Ma was an executive officer and director, of Novel Denim.

     See "Certain Relationships and Related Transactions" in Item 13.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth data as of May 31, 2001 concerning the beneficial ownership of Ordinary Shares by (i) the persons known to the Company to beneficially own more than 5% of the outstanding Ordinary Shares, (ii) all directors and nominees and each Named Executive Officer and (iii) all directors and executive officers as a group.

                                                              Amount                              Percent
                                                          Beneficially Owned                     of Class(1)
                                                          ------------------                     -----------
PRIMECAP Management Company(2)
   225 South Lake Avenue #400
   Pasadena, CA  91101...............................           9,996,400                          11.2%

Franklin Resources, Inc.(3)
   777 Mariners Island Boulevard
   San Mateo, CA  94404..............................           6,009,500                           6.8%

Vanguard Horizon Funds - Vanguard Capital
   Opportunity Fund(4)
   P.O. Box 2600
   Valley Forge, PA 19482-2600.......................           6,000,000                           6.7%

Sportswear Holdings Limited(5)
   Craigmuir Chambers
   P.O. Box 71
   Road Town, Tortola
   British Virgin Islands............................           5,284,374                           5.9%

Mellon Financial Corporation(6)
   One Mellon Center
   Pittsburgh, PA 15258..............................           5,042,300                           5.7%

Boston Partners Asset Management, L.P.(7)
   28 State Street, 20/th/ Floor
   Boston, MA 02109..................................           4,592,400                           5.2%

Directors and Named Executive Officers:
Silas K.F. Chou......................................                 ---(8)                      ---
Lawrence S. Stroll...................................                 ---(8)                      ---
Thomas J. Hilfiger...................................           3,968,548                           4.5%
Joel J. Horowitz.....................................           1,337,382                           1.5%
Ronald K.Y. Chao.....................................              11,600(8)(9)                     *
Lester M.Y. Ma.......................................              32,800(10)                       *
Joseph M. Adamko.....................................              24,800(11)                       *
Clinton V. Silver....................................               7,600(9)                        *
Simon Murray.........................................              17,200(9)                        *
Joel H. Newman.......................................             325,334(12)                       *
All directors and executive officers as a group
    (including Ordinary Shares owned by Sportswear)
    (13 persons).....................................          11,236,305(13)                      12.5%

----------------
* Less than 1%.

(1) Shares outstanding with respect to each person includes the right to acquire beneficial ownership of Ordinary Shares pursuant to currently exercisable stock options, if any, held by such person under Company stock option plans. See footnotes 9, 10, 11, 12 and 13. For purposes of this table, "currently exercisable" stock options includes options becoming vested and exercisable within 60 days from May 31, 2001.
(2) Information based on Amendment No. 1 to Schedule 13G dated May 31, 2000 filed with the SEC by PRIMECAP Management Company ("PRIMECAP"). According to the Schedule 13G, PRIMECAP, an investment adviser, had sole dispositive power over all of the shares and sole voting power over 3,996,400 of the shares.
(3) Information based on Schedule 13G dated February 7, 2001 filed with the SEC by Franklin Resources, Inc. ("Franklin"). According to the Schedule 13G, subsidiaries of Franklin, a parent holding company, had sole dispositive and voting power over all of the shares.
(4) Information based on Schedule 13G dated February 13, 2001 filed with the SEC by Vanguard Horizon Funds - Vanguard Capital Opportunity Fund ("Vanguard"). According to the Schedule 13G, Vanguard, an investment company, had shared dispositive power and sole voting power over all of the shares.
(5) Information based on Amendment No. 5 to Schedule 13D dated February 6, 2001 filed with the SEC by Sportswear. According to the Schedule 13D, Sportswear has shared dispositive power and shared voting power over all of the shares. As set forth in the Schedule 13D, Sportswear is indirectly 50% owned by Westleigh, which is privately owned by members of the Chao family (including Messrs. Chou and Chao), and 50% owned by Flair, in which Mr. Stroll has an indirect beneficial ownership interest. According to the Schedule 13D, each of Westleigh and Flair may be deemed to have shared dispositive power and shared voting power over, and thus to beneficially own, all of the Ordinary Shares owned by Sportswear through their respective direct or indirect ownership of the capital stock of Sportswear.
(6) Information based on Schedule 13G dated January 18, 2001 filed with the SEC by Mellon Financial Corporation ("Mellon"). According to the
         Schedule 13G, Mellon, a parent holding company, and certain of its subsidiaries had sole dispositive power over 5,042,140 of the shares, shared dispositive power over 160 of the shares, sole voting power over 4,299,240 of the shares and shared voting power over 394,760 of the shares.
(7) Information based on Schedule 13G dated February 7, 2001 filed with the SEC by Boston Partners Asset Management, L.P. ("BPAM"). According to the Schedule 13G, BPAM, an investment adviser, and its owners had shared dispositive power and shared voting power over all of the shares.
(8)      Not including Ordinary Shares owned by Sportswear. See footnote 5.
(9) Issuable upon the exercise of currently exercisable stock options under the Directors Option Plan.
(10) Issuable upon the exercise of currently exercisable stock options under the Employee Option Plans and the Directors Option Plan.
(11) Includes 18,000 Ordinary Shares issuable upon the exercise of currently exercisable stock options under the Directors Option Plan.
(12) Issuable upon the exercise of currently exercisable stock options under the Employee Option Plans.
(13) Includes 639,201 Ordinary Shares issuable upon the exercise of currently exercisable stock options held by all directors and executive officers under the Employee Option Plans and the Directors Option Plan.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain relationships and transactions between the Company and certain directors and officers of the Company and certain of their affiliates are described below.

         The Company is party to a lock-up agreement (the "Lock-Up Agreement") and a registration rights agreement (the "Registration Rights Agreement"), in each case with AIHL, Anasta Holdings Limited, Sportswear, Westleigh, Flair, Mr. Hilfiger and Mr. Horowitz (collectively, the "AIHL Affiliates"), relating to the Ordinary Shares paid by the Company as part of the purchase price consideration for the Acquisition (the "Purchase Price Shares"). The Lock-Up Agreement prohibited the transfer of the Purchase Price Shares until May 8, 2000, and imposes additional restrictions until May 8, 2003 on transfers of the shares as a block, subject to certain exceptions. Under the Registration Rights Agreement, the AIHL Affiliates, along with their successors and permitted transferees under the Lock-Up Agreement, have the right to require the Company to register sales of the Purchase Price Shares. At the time of the Acquisition, Messrs. Chou and Stroll also entered into a non-competition agreement with the Company restricting their ability to compete in the United States or Canada with the womenswear and jeanswear businesses until May 8, 2002.

         The Company is party to a geographic license agreement for Europe and certain other countries with Tommy Hilfiger Europe B.V. ("TH Europe"), a company controlled by AIHL.

Under this agreement, the licensee pays THLI a royalty based on a percentage of the value of licensed products sold by the licensee. Subject to certain exceptions, all products sold by or through the licensee must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. For the fiscal year ended March 31, 2001, results of operations include $9,554,000 of royalties and commissions under this arrangement. In addition, in fiscal year 2001, TH Europe purchased certain fixtures and inventory from the Company for an aggregate purchase price of $358,000.

         The Company is party to a geographic license agreement for Japan with THMJ Incorporated ("THMJ"). Previously, this license was held by Novel-ITC Licensing Limited ("NIL"), a company jointly controlled by Itochu Corporation and Novel Enterprises and in which Mr. Stroll indirectly owned a minority interest, and all rights thereunder were sublicensed by NIL to THMJ. During fiscal year 2001, these arrangements were restructured such that (i) THMJ became the direct licensee of THLI and (ii) the aggregate indirect equity interests of Novel Enterprises and its affiliates and Messrs. Stroll, Hilfiger and Horowitz in THMJ decreased from 47.5% to 20%. Under the license agreement, THMJ pays THLI a royalty based on a percentage of the value of licensed products sold by it. Subject to certain exceptions, all products sold by or through THMJ must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. Pursuant to these arrangements, royalties and commissions totaled $3,562,000 during fiscal year 2001.

         TH USA purchases finished goods in the ordinary course of business from affiliates of Novel Enterprises. Such purchases amounted to $63,245,000 during the fiscal year ended March 31, 2001. In addition, contractors of the Company purchase raw materials in the ordinary course of business from affiliates of Novel Enterprises pursuant to the Company's designation of such sources as acceptable suppliers. Such purchases amounted to $5,168,000 during the fiscal year ended March 31, 2001.

         TH USA sells merchandise in the ordinary course of business to a retail store that is owned by Mr. Hilfiger's sister. Sales to this customer amounted to approximately $690,000 during fiscal year 2001.

         THEH has a consulting agreement with Fasco International, an affiliate of Messrs. Chou and Stroll. The fees under this agreement totaled $500,000 during fiscal year 2001.

         THEH has a consulting agreement with another affiliate of Mr. Stroll. THEH paid fees under this agreement of $500,000 in fiscal year 2001.

         Under the terms of an agreement with Novel Enterprises, THHK reimburses Novel Enterprises for certain general and administrative expenses incurred by it on behalf of THHK. Payments made to Novel Enterprises under this agreement for the fiscal year ended March 31, 2001 were $318,000.

         The Audit Committee of the Board of Directors reviews transactions between the Company and its affiliates to seek to provide that such transactions are on terms which are no less favorable as a whole to the Company than could be obtained from unaffiliated parties.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Index to Financial Statements and Financial Statement Schedules

     (a)   1. Financial Statements

     The following consolidated financial statements of the Company are included in Item 8:

           Consolidated Statements of Operations for the years ended March 31, 2001, 2000 and 1999

           Consolidated Balance Sheets as of March 31, 2001 and 2000

           Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999

           Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 2001, 2000 and 1999

           Notes to Consolidated Financial Statements

     (a)  2. Financial Statement Schedules

     All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     (a)  3. Exhibits

Exhibit
Number                        Description
-------                       -----------

3.              --            Memorandum of Association and Articles of
                              Association of THC, as amended (conformed to
                              reflect all amendments to date) (previously filed
                              as Exhibit 3.4 to THC's Annual Report on Form 10-K
                              for the fiscal year ended March 31, 1999 and
                              incorporated herein by reference)
4.1             --            Indenture, dated as of May 1, 1998, among TH USA,
                              as Issuer, THC, as Guarantor, and The Chase
                              Manhattan Bank, as Trustee (previously filed as
                              Exhibit 4.2 to THC's Annual Report on Form 10-K
                              for the fiscal year ended March 31, 1998 and
                              incorporated herein by reference)
4.2             --            Forms of TH USA 6.50% Note due 2003 and 6.85% Note
                              due 2008 (previously filed as Exhibit 4.1 to THC's
                              Current Report on Form 8-K dated May 5, 1998 and
                              incorporated herein by reference)
*10.1           --            TH USA 1992 Stock Incentive Plan, as amended and
                              restated (previously filed as Exhibit 4.1 with
                              Registration No. 333-96011 and incorporated herein
                              by reference)
*10.2           --            THEH 1992 Stock Incentive Plan, as amended and
                              restated (previously filed as Exhibit 4.2 with Registration No. 333-96011 and incorporated herein by reference)

*10.3           --            THC Non-Employee Directors Stock Option Plan
                              (previously filed as Exhibit 10.3 with
                              Registration No. 33-88906 and incorporated herein
                              by reference)
*10.4           --            TH USA Supplemental Executive Incentive
                              Compensation Plan (previously filed as Exhibit A
                              to THC's Proxy Statement dated September 25, 1998
                              and incorporated herein by reference)
*10.5           --            TH USA Voluntary Deferred Compensation Plan
                              (previously filed as Exhibit 10.8 to THC's Annual
                              Report on Form 10-K for the fiscal year ended
                              March 31, 1998 and incorporated herein by
                              reference)
*10.6           --            TH USA Supplemental Executive Retirement Plan
                              (previously filed as Exhibit 10.9 to THC's Annual
                              Report on Form 10-K for the fiscal year ended
                              March 31, 1998 and incorporated herein by
                              reference)
*10.7           --            Amended and Restated Employment Agreement, dated
                              as of June 30, 1992, between TH USA and Thomas J.
                              Hilfiger (previously filed as Exhibit 10.3 with
                              Registration No. 33-48587 and incorporated herein
                              by reference)
*10.8           --            Amended and Restated Employment Agreement, dated
                              as of June 30, 1992, between TH USA and Joel J.
                              Horowitz (the "Horowitz Employment Agreement")
                              (previously filed as Exhibit 10.4 with
                              Registration No. 33-48587 and incorporated herein
                              by reference)
*10.9           --            Amendment, dated as of March 8, 1994, to the
                              Horowitz Employment Agreement (previously filed as
                              Exhibit 7 to THC's Annual Report on Form 20-F for
                              the fiscal year ended March 31, 1994 and
                              incorporated herein by reference)
*10.10          --            Amendment No. 2, dated as of August 7, 1998, to
                              the Horowitz Employment Agreement (previously
                              filed as Exhibit 10(b) to THC's Quarterly Report
                              on Form 10-Q for the quarterly period ended
                              September 30, 1998 and incorporated herein by
                              reference)
*10.11          --            Employment Agreement, dated as of June 12, 2000,
                              between TH USA and Joel H. Newman
*10.12          --            Consulting Agreement, dated April 1, 1991, between
                              Polostro Limited and THEH (the "Polostro
                              Consulting Agreement") (previously filed as
                              Exhibit 10.13 with Registration No. 33-48587 and
                              incorporated herein by reference)
*10.13          --            Amendment, dated April 1, 1993, to the Polostro
                              Consulting Agreement (previously filed as Exhibit
                              18 to THC's Annual Report on Form 20-F for the
                              fiscal year ended March 31, 1994 and incorporated
                              herein by reference)
*10.14          --            Amendment No. 2, dated November 2, 1998, to the
                              Polostro Consulting Agreement (previously filed as
                              Exhibit 10(c) to THC's Quarterly Report on Form
                              10-Q for the quarterly period ended September 30,
                              1998 and incorporated herein by reference)
*10.15          --            Consulting Agreement, dated April 1, 1996, between
                              Fasco International, Inc. and THEH (previously
                              filed as Exhibit 10.25 to THC's Annual Report on
                              Form 10-K for the fiscal year ended March 31, 1996
                              and incorporated herein by reference)
10.16           --            Credit Agreement, dated as of May 8, 1998, among
                              THC, as Guarantor, TH USA, as Borrower, the several Lenders from time to time parties thereto, Fleet Bank, N.A., as Documentation Agent,
                              Nationsbank, N.A., as Syndication Agent, and The
                              Chase Manhattan Bank, as Administrative Agent
                              (previously filed as Exhibit 10.4 to THC's Annual
                              Report on Form

                       10-K for the fiscal year ended March 31, 1998 and
                       incorporated herein by reference)
10.17     --           Purchase and Sale Agreement, dated as of February 2,
                       2000, between Northstar 485 5/th/ Holding LLC and TH USA
                       (previously filed as Exhibit 10.18 to THC's Annual Report
                       on Form 10-K for the fiscal year ended March 31, 2000 and
                       incorporated herein by reference)
10.18     --           Trademark Agreement, dated June 30, 1992, between Thomas
                       J. Hilfiger and Tommy Hilfiger, Inc. (previously filed as
                       Exhibit 10.15 with Registration No. 33-48587 and
                       incorporated herein by reference)
10.19     --           License Agreement, dated as of January 1, 2001, between
                       THLI and THMJ (portions of this exhibit, which have been
                       filed separately with the Securities and Exchange
                       Commission, have been omitted and are the subject of a
                       request made to the Commission for confidential
                       treatment)
10.20     --           License Agreement, dated as of February 1, 1997 (the
                       "Europe License"), between THLI and PJLC (as assigned to
                       Tommy Hilfiger Europe B.V.) (portions of this exhibit,
                       which have been filed separately with the Securities and
                       Exchange Commission, have been omitted pursuant to an
                       order of the Commission granting confidential treatment)
                       (previously filed as Exhibit 10.31 to THC's Annual Report
                       on Form 10-K for the fiscal year ended March 31, 1997 and
                       incorporated herein by reference)
10.21     --           First Amendment, dated December 1, 1997, to the Europe
                       License (previously filed as Exhibit 10(d) to THC's
                       Quarterly Report on Form 10-Q for the quarterly period
                       ended December 31, 1997 and incorporated herein by
                       reference)
10.22     --           Second Amendment, dated May 8, 1998, to the Europe
                       License (portions of this exhibit, which have been filed
                       separately with the Securities and Exchange Commission,
                       have been omitted pursuant to an order of the Commission
                       granting confidential treatment) (previously filed as
                       Exhibit 10.24 to THC's Annual Report on Form 10-K for the
                       fiscal year ended March 31, 1998 and incorporated herein
                       by reference)
10.23     --           Lock-Up Agreement, dated as of January 31, 1998, by and
                       among THC, PJLC, Blackwatch Investments Limited
                       ("Blackwatch"), AIHL, Anasta Holdings Limited ("Anasta"),
                       Sportswear, Westleigh, Flair, Thomas J. Hilfiger and Joel
                       J. Horowitz (previously filed as Exhibit 10.1 to THC's
                       Current Report on Form 8-K dated April 1, 1998 and
                       incorporated herein by reference)
10.24     --           Registration Rights Agreement, dated as of May 8, 1998,
                       by and among THC, PJLC, Blackwatch, AIHL, Anasta,
                       Sportswear, Westleigh, Flair, Thomas J. Hilfiger and Joel
                       J. Horowitz (previously filed as Exhibit 10.26 to THC's
                       Annual Report on Form 10-K for the fiscal year ended
                       March 31, 1998 and incorporated herein by reference)
10.25     --           Non-Competition Agreement, dated as of May 8, 1998, among
                       THC, Silas K.F. Chou and Lawrence S. Stroll (previously
                       filed as Exhibit 10.27 to THC's Annual Report on Form 10-
                       K for the fiscal year ended March 31, 1998 and
                       incorporated herein by reference)
11.       --           Statement re: Computation of Per Share Earnings
21.       --           Subsidiaries of THC
23.       --           Consent of PricewaterhouseCoopers LLP
24.       --           Powers of Attorney

---------
* Management contract or compensatory plan or arrangement.

     (b)    Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TOMMY HILFIGER CORPORATION

                                             /s/ Joel J. Horowitz
                                             ---------------------
                                                Joel J. Horowitz
                                      Chief Executive Officer and President
June 22, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                  *                         Co-Chairman of the Board and Director           June 22, 2001
           ---------------
          (Silas K.F. Chou)

                  *                         Co-Chairman of the Board and Director           June 22, 2001
           ---------------
         (Lawrence S. Stroll)

                  *                       Honorary Chairman of the Board, Principal         June 22, 2001
           ---------------
         (Thomas J. Hilfiger)                       Designer and Director

         /s/ Joel J. Horowitz          Chief Executive Officer, President and Director      June 22, 2001
         --------------------
          (Joel J. Horowitz)                    (principal executive officer)

                  *                                       Director                          June 22, 2001
           ---------------
          (Ronald K.Y. Chao)

                  *                                       Director                          June 22, 2001
           ---------------
           (Lester M.Y. Ma)

                  *                                       Director                          June 22, 2001
           ---------------
           (Joseph Adamko)

                  *                                       Director                          June 22, 2001
           ---------------
         (Clinton V. Silver)

                  *                                       Director                          June 22, 2001
           ---------------
            (Simon Murray)

                  *                     Chief Financial and Administrative Officer,         June 22, 2001
           ---------------
           (Joel H. Newman)                Executive Vice President and Assistant
                                          Secretary (principal financial officer)

                  *                    Senior Vice President and Treasurer (principal       June 22, 2001
           ---------------
          (Joseph Scirocco)                          accounting officer)

*/s/ Joel J. Horowitz
 --------------------
   Joel J. Horowitz
   (Attorney-in-Fact)

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number                             Description
------                             -----------

3.        --           Memorandum of Association and Articles of Association of
                       THC, as amended (conformed to reflect all amendments to
                       date) (previously filed as Exhibit 3.4 to THC's Annual
                       Report on Form 10-K for the fiscal year ended March 31,
                       1999 and incorporated herein by reference)
4.1       --           Indenture, dated as of May 1, 1998, among TH USA, as
                       Issuer, THC, as Guarantor, and The Chase Manhattan Bank,
                       as Trustee (previously filed as Exhibit 4.2 to THC's
                       Annual Report on Form 10-K for the fiscal year ended
                       March 31, 1998 and incorporated herein by reference)
4.2       --           Forms of TH USA 6.50% Note due 2003 and 6.85% Note due
                       2008 (previously filed as Exhibit 4.1 to THC's Current
                       Report on Form 8-K dated May 5, 1998 and incorporated
                       herein by reference)
*10.1     --           TH USA 1992 Stock Incentive Plan, as amended and restated
                       (previously filed as Exhibit 4.1 with Registration No.
                       333-96011 and incorporated herein by reference)
*10.2     --           THEH 1992 Stock Incentive Plan, as amended and restated
                       (previously filed as Exhibit 4.2 with Registration No.
                       333-96011 and incorporated herein by reference)
*10.3     --           THC Non-Employee Directors Stock Option Plan (previously
                       filed as Exhibit 10.3 with Registration No. 33-88906 and
                       incorporated herein by reference)
*10.4     --           TH USA Supplemental Executive Incentive Compensation Plan
                       (previously filed as Exhibit A to THC's Proxy Statement
                       dated September 25, 1998 and incorporated herein by
                       reference)
*10.5     --           TH USA Voluntary Deferred Compensation Plan (previously
                       filed as Exhibit 10.8 to THC's Annual Report on Form 10-K
                       for the fiscal year ended March 31, 1998 and incorporated
                       herein by reference)
*10.6     --           TH USA Supplemental Executive Retirement Plan (previously
                       filed as Exhibit 10.9 to THC's Annual Report on Form 10-K
                       for the fiscal year ended March 31, 1998 and incorporated
                       herein by reference)
*10.7     --           Amended and Restated Employment Agreement, dated as of
                       June 30, 1992, between TH USA and Thomas J. Hilfiger
                       (previously filed as Exhibit 10.3 with Registration No.
                       33-48587 and incorporated herein by reference)
*10.8     --           Amended and Restated Employment Agreement, dated as of
                       June 30, 1992, between TH USA and Joel J. Horowitz (the
                       "Horowitz Employment Agreement") (previously filed as
                       Exhibit 10.4 with Registration No. 33-48587 and
                       incorporated herein by reference)
*10.9     --           Amendment, dated as of March 8, 1994, to the Horowitz
                       Employment Agreement (previously filed as Exhibit 7 to
                       THC's Annual Report on Form 20-F for the fiscal year
                       ended March 31, 1994 and incorporated herein by
                       reference)
*10.10    --           Amendment No. 2, dated as of August 7, 1998, to the
                       Horowitz Employment Agreement (previously filed as
                       Exhibit 10(b) to THC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference)

*10.11    --           Employment Agreement, dated as of June 12, 2000, between
                       TH USA and Joel H. Newman
*10.12    --           Consulting Agreement, dated April 1, 1991, between
                       Polostro Limited and THEH (the "Polostro Consulting
                       Agreement") (previously filed as Exhibit 10.13 with
                       Registration No. 33-48587 and incorporated herein by
                       reference)
*10.13    --           Amendment, dated April 1, 1993, to the Polostro
                       Consulting Agreement (previously filed as Exhibit 18 to
                       THC's Annual Report on Form 20-F for the fiscal year
                       ended March 31, 1994 and incorporated herein by
                       reference)
*10.14    --           Amendment No. 2, dated November 2, 1998, to the Polostro
                       Consulting Agreement (previously filed as Exhibit 10(c)
                       to THC's Quarterly Report on Form 10-Q for the quarterly
                       period ended September 30, 1998 and incorporated herein
                       by reference)
*10.15    --           Consulting Agreement, dated April 1, 1996, between Fasco
                       International, Inc. and THEH (previously filed as Exhibit
                       10.25 to THC's Annual Report on Form 10-K for the fiscal
                       year ended March 31, 1996 and incorporated herein by
                       reference)
10.16     --           Credit Agreement, dated as of May 8, 1998, among THC, as
                       Guarantor, TH USA, as Borrower, the several Lenders from
                       time to time parties thereto, Fleet Bank, N.A., as
                       Documentation Agent, Nationsbank, N.A., as Syndication
                       Agent, and The Chase Manhattan Bank, as Administrative
                       Agent (previously filed as Exhibit 10.4 to THC's Annual
                       Report on Form 10-K for the fiscal year ended March 31,
                       1998 and incorporated herein by reference)
10.17     --           Purchase and Sale Agreement, dated as of February 2,
                       2000, between Northstar 485 5/th/ Holding LLC and TH USA
                       (previously filed as Exhibit 10.18 to THC's Annual Report
                       on Form 10-K for the fiscal year ended March 31, 2000 and
                       incorporated herein by reference)
10.18     --           Trademark Agreement, dated June 30, 1992, between Thomas
                       J. Hilfiger and Tommy Hilfiger, Inc. (previously filed as
                       Exhibit 10.15 with Registration No. 33-48587 and
                       incorporated herein by reference)
10.19     --           License Agreement, dated as of January 1, 2001, between
                       THLI and THMJ (portions of this exhibit, which have been
                       filed separately with the Securities and Exchange
                       Commission, have been omitted and are the subject of a
                       request made to the Commission for confidential
                       treatment)
10.20     --           License Agreement, dated as of February 1, 1997 (the
                       "Europe License"), between THLI and PJLC (as assigned to
                       Tommy Hilfiger Europe B.V.) (portions of this exhibit,
                       which have been filed separately with the Securities and
                       Exchange Commission, have been omitted pursuant to an
                       order of the Commission granting confidential treatment)
                       (previously filed as Exhibit 10.31 to THC's Annual Report
                       on Form 10-K for the fiscal year ended March 31, 1997 and
                       incorporated herein by reference)
10.21     --           First Amendment, dated December 1, 1997, to the Europe
                       License (previously filed as Exhibit 10(d) to THC's
                       Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997 and incorporated herein by reference)

10.22     --           Second Amendment, dated May 8, 1998, to the Europe
                       License (portions of this exhibit, which have been filed
                       separately with the Securities and Exchange Commission,
                       have been omitted pursuant to an order of the Commission
                       granting confidential treatment) (previously filed as
                       Exhibit 10.24 to THC's Annual Report on Form 10-K for the
                       fiscal year ended March 31, 1998 and incorporated herein
                       by reference)
10.23     --           Lock-Up Agreement, dated as of January 31, 1998, by and
                       among THC, PJLC, Blackwatch Investments Limited
                       ("Blackwatch"), AIHL, Anasta Holdings Limited ("Anasta"),
                       Sportswear, Westleigh, Flair, Thomas J. Hilfiger and Joel
                       J. Horowitz (previously filed as Exhibit 10.1 to THC's
                       Current Report on Form 8-K dated April 1, 1998 and
                       incorporated herein by reference)
10.24     --           Registration Rights Agreement, dated as of May 8, 1998,
                       by and among THC, PJLC, Blackwatch, AIHL, Anasta,
                       Sportswear, Westleigh, Flair, Thomas J. Hilfiger and Joel
                       J. Horowitz (previously filed as Exhibit 10.26 to THC's
                       Annual Report on Form 10-K for the fiscal year ended
                       March 31, 1998 and incorporated herein by reference)
10.25     --           Non-Competition Agreement, dated as of May 8, 1998, among
                       THC, Silas K.F. Chou and Lawrence S. Stroll (previously
                       filed as Exhibit 10.27 to THC's Annual Report on Form 10-
                       K for the fiscal year ended March 31, 1998 and
                       incorporated herein by reference)
11.       --           Statement re: Computation of Per Share Earnings
21.       --           Subsidiaries of THC
23.       --           Consent of PricewaterhouseCoopers LLP
24.       --           Powers of Attorney

--------
* Management contract or compensatory plan or arrangement.