Form 10-Q
period 2001-06-30
HILFIGER TOMMY CORP
filed 2001-08-09
CIK 888747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001
                                                 -------------

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

 6/F, Precious Industrial Centre, 18 Cheung Yue Street, Cheung Sha Wan, Kowloon, Hong Kong
 -----------------------------------------------------------------------------------------
                      (Address of principal executive offices)



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

                                             Yes   X         No
                                                 -----          -------

Ordinary Shares, $0.01 par value per share, outstanding as of August 1, 2001:  89,154,235


                           TOMMY HILFIGER CORPORATION
                               INDEX TO FORM 10-Q
                                  June 30, 2001


PART I - FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1            Financial Statements
                  Condensed Consolidated Statements of Operations for the three months
                        ended June 30, 2001 and 2000........................................................    3

                  Condensed Consolidated Balance Sheets as of June 30, 2001 and March 31, 2001..............    4

                  Condensed Consolidated Statements of Cash Flows for the three months ended
                        June 30, 2001 and 2000..............................................................    5

                  Condensed Consolidated Statements of Changes in Shareholders' Equity for the three
                  months                                                                                        6
                       ended June 30, 2001 and the year ended March 31, 2001................................

                  Notes to Condensed Consolidated Financial Statements......................................    7

Item 2            Management's Discussion and Analysis of Financial Condition and Results of Operations.....    17

Item 3            Quantitative and Qualitative Disclosures About Market Risk................................    20

PART II - OTHER INFORMATION

Item 1            Legal Proceedings.........................................................................    21

Item 6            Exhibits and Reports on Form 8-K..........................................................    21

Signatures..................................................................................................    22


                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                           TOMMY HILFIGER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


(Unaudited)                                                  For the Three Months Ended
                                                                       June 30,
                                                            ----------------------------

                                                              2001               2000
                                                            --------            --------

Net revenue .............................................   $355,688            $399,878
Cost of goods sold ......................................    203,946             240,099
                                                            --------            --------

Gross profit ............................................    151,742             159,779
                                                            --------            --------

Depreciation and amortization ...........................     26,419              25,584
Other selling, general and administrative expenses ......    108,893             114,921
                                                            --------            --------

Total operating expenses ................................    135,312             140,505
                                                            --------            --------

Income from operations ..................................     16,430              19,274

Interest expense ........................................      9,316              10,594
Interest income .........................................      4,127               4,819
                                                            --------            --------

Income before income taxes ..............................     11,241              13,499

Provision for income taxes ..............................      2,228               3,763
                                                            --------            --------

Net income ..............................................   $  9,013            $  9,736
                                                            ========            ========

Earnings per share:

Basic earnings per share ................................   $   0.10            $   0.10
                                                            ========            ========

Weighted average shares outstanding .....................     89,008              93,351
                                                            ========            ========

Diluted earnings per share ..............................   $   0.10            $   0.10
                                                            ========            ========

Weighted average shares and share equivalents outstanding     89,626              93,379
                                                            ========            ========




      See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


(Unaudited)                                                                           June 30,                   March 31,
                                                                                       2001                        2001
                                                                                  -----------                 -----------
Assets
Current assets
     Cash and cash equivalents ................................................   $   366,850                 $   318,431
     Accounts receivable ......................................................       131,482                     237,414
     Inventories ..............................................................       253,053                     205,446
     Other current assets .....................................................        91,338                      90,353
                                                                                  -----------                 -----------

         Total current assets..................................................       842,723                     851,644

Property and equipment, at cost, less accumulated
  depreciation and amortization................................................       280,510                     281,682
Intangible assets, net of accumulated amortization ............................     1,197,701                   1,206,358
Other assets ..................................................................         1,139                       2,872
                                                                                  -----------                 -----------

         Total Assets .........................................................   $ 2,322,073                 $ 2,342,556
                                                                                  ===========                 ===========

Liabilities and Shareholders' Equity
Current liabilities
    Current portion of long-term debt .........................................   $    52,500                 $    50,000
    Accounts payable ..........................................................        15,123                      38,628
    Accrued expenses and other current liabilities.............................       176,268                     171,640
                                                                                  -----------                 -----------

         Total current liabilities.............................................       243,891                     260,268

Long-term debt ................................................................       514,526                     529,495
Deferred tax liability ........................................................       200,550                     202,123
Other liabilities .............................................................         2,147                       2,077
Commitments and contingencies
Shareholders' equity
    Preference Shares, $0.01 par value-shares authorized 5,000,000;
      none issued..............................................................            --                          --
    Ordinary Shares, $0.01 par value-shares authorized 150,000,000;
      issued 95,346,835 and 95,169,402 shares, respectively....................           953                         952
    Capital in excess of par value ............................................       591,414                     589,184
    Retained earnings .........................................................       831,244                     822,231
    Accumulated other comprehensive (loss) ....................................         (1421)                     (2,543)
    Treasury shares, at cost: 6,192,600 Ordinary Shares .......................       (61,231)                    (61,231)
                                                                                  -----------                 -----------

         Total shareholders' equity ...........................................     1,360,959                   1,348,593
                                                                                  -----------                 -----------


         Total Liabilities and Shareholders' Equity ...........................   $ 2,322,073                 $ 2,342,556
                                                                                  ===========                 ===========



      See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



(Unaudited)                                                                        For the Three Months Ended
                                                                                           June 30,
                                                                                  ----------------------------

                                                                                      2001             2000
                                                                                   ---------         ---------
Cash flows from operating activitities
  Net income ...................................................................   $   9,013         $   9,736
  Adjustments to reconcile net income to net cash from operating activities
    Depreciation and amortization ..............................................      26,604            25,816
    Deferred taxes .............................................................      (1,573)           (1,573)
    Changes in operating assets and liabilities
       Decrease (increase) in assets
         Accounts receivable ...................................................     105,932            85,171
         Inventories ...........................................................     (47,607)          (58,089)
         Other assets ..........................................................       1,744            (3,192)
       Increase (decrease) in liabilities
         Accounts payable ......................................................     (23,505)          (12,724)
         Accrued expenses and other liabilities ................................       4,961           (40,028)
                                                                                   ---------         ---------
    Net cash provided by operating activities...................................      75,569             5,117
                                                                                   ---------         ---------

Cash flows from investing activities
  Purchases of property and equipment...........................................     (16,510)          (16,635)
                                                                                   ---------         ---------
         Net cash used in investing activities..................................     (16,510)          (16,635)
                                                                                   ---------         ---------

Cash flows from financing activities
 Payments on long-term debt ....................................................     (12,500)          (12,500)
 Proceeds from the exercise of employee stock options...........................       1,860                --
 Purchase of treasury shares ...................................................          --           (19,993)
 Short-term bank borrowings (repayments) .......................................          --              (523)
                                                                                   ---------         ---------
         Net cash used in financing activities .................................     (10,640)          (33,016)
                                                                                   ---------         ---------

         Net increase (decrease) in cash .......................................      48,419           (44,534)
Cash and cash equivalents, beginning of period .................................     318,431           309,397
                                                                                   ---------         ---------

Cash and cash equivalents, end of period .......................................   $ 366,850         $ 264,863
                                                                                   =========         =========




      See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         (dollar amounts in thousands)


(Unaudited)
                                                                 Capital in                Accumulated
                                             Ordinary Shares       excess                    other                       Total
                                         --------------------      of par      Retained   comprehensive  Treasury     shareholders'
                                          Outstanding  Amount      value       earnings   income (loss)   shares         equity
                                         ------------  ------     --------     --------   -------------  --------      -----------

Balance, March 31, 2000 ...............    94,830,638    $948     $584,920     $691,270     $   576      $     --      $ 1,277,714
  Net income ..........................            --      --           --      130,961          --            --          130,961
  Foreign currency translation ........            --      --           --           --      (3,119)           --           (3,119)
  Exercise of employee stock options ..       338,764       4        3,706           --          --            --            3,710
  Tax benefits from exercise of stock
    options............................            --      --          558           --          --            --              558
  Purchase of treasury shares .........    (6,192,600)     --           --           --          --       (61,231)         (61,231)

                                          -----------    ----     --------     --------     -------      --------      -----------
Balance, March 31, 2001 ...............    88,976,802     952      589,184      822,231      (2,543)      (61,231)       1,348,593
  Net income ..........................            --      --           --        9,013          --            --            9,013
  Foreign currency translation ........            --      --           --           --       1,122            --            1,122
  Exercise of employee stock options ..       177,433       1        1,859           --          --            --            1,860
  Tax benefits from exercise of stock
    options............................            --      --          371           --          --            --              371

                                          -----------    ----     --------     --------     -------      --------      -----------
Balance, June 30, 2001 (Unaudited)  ...    89,154,235    $953     $591,414     $831,244     $(1,421)     $(61,231)     $ 1,360,959
                                          ===========    ====     ========     ========     =======      ========      ===========



     Comprehensive income consists of net income and foreign currency translation and totaled $10,135 for the three months ended June 30, 2001 and $127,842 for the fiscal year ended March 31, 2001.


      See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (dollar amounts in thousands)


Note 1 - Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Tommy Hilfiger Corporation ("THC" or the "Company"; unless the context indicates otherwise, all references to the "Company" include THC and its subsidiaries) in a manner consistent with that used in the preparation of the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, as filed with the Securities and Exchange Commission (the "Form 10-K"). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

     Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002 as the Company's business is impacted by the general seasonal trends characteristic of the apparel and retail industries as well as other factors. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

     The financial statements as of June 30, 2001 and for the three-month periods ended June 30, 2001 and 2000 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 2001, as presented, has been prepared from the Consolidated Balance Sheet as of March 31, 2001 included in the Form 10-K.

Note 2 - Credit Facilities

     The Company's principal credit facilities consist of $250,000 of 6.50% notes maturing on June 1, 2003 (the "2003 Notes"), $200,000 of 6.85% notes maturing on June 1, 2008 (the "2008 Notes") and term and revolving credit facilities which expire on March 31, 2003 (the "Credit Facilities"). The 2003 Notes and the 2008 Notes (collectively, the "Notes") were issued by Tommy Hilfiger U.S.A., Inc. ("TH USA") and guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

     The Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility, of which $97,500 remained outstanding as of June 30, 2001. The revolving credit facility is available for letters of credit, working capital and other general corporate purposes. As of June 30, 2001, $149,060 of the available borrowings had been used to open letters of credit and $20,000 had been borrowed and remained outstanding. Borrowings under the Credit Facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 4.98% and 5.53% as of, and for the three-month period ended, June 30, 2001, respectively, and 6.98% and 6.85% as of, and for the three-month period ended June 30, 2000.

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

     The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of, and for the twelve-month period ended, June 30, 2001. Certain of the Company's non-U.S. subsidiaries have separate credit facilities for working capital or trade financing purposes.

Note 3 - Condensed Consolidating Financial Information

     The Notes discussed in Note 2 were issued by TH USA and guaranteed by THC. Accordingly, condensed consolidating balance sheets as of June 30, 2001 and March 31, 2001, and the related condensed consolidating statements of operations and cash flows for each of the three-month periods ended June 30, 2001 and 2000 are provided. The operations of TH USA, excluding its subsidiaries, comprise the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries, including amortization of intangibles (including goodwill). The non-guarantor subsidiaries of TH USA comprise the Company's U.S. retail, licensing and other wholesale divisions, as well as the Company's Canadian operations. Such operations contributed net revenue of $232,359 and $259,853 for the quarters ended June 30, 2001 and 2000, respectively. The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA's and THC's results reflect 100% of the earnings of their respective subsidiaries in each of the years presented.


Condensed Consolidating Statements of Operations
Quarter Ended June 30, 2001

                                                                                     Parent
                                               Subsidiary                            Company
                                                 Issuer         Non-Guarantor       Guarantor
                                                (TH USA)         Subsidiaries         (THC)        Eliminations         Total
                                              ------------    -----------------   -------------   --------------    -------------
Net revenue                                      $133,624            $ 250,260        $      -        $ (28,196)       $ 355,688
Cost of goods sold                                 88,023              127,142               -          (11,219)         203,946
                                              ------------    -----------------   -------------   --------------    -------------

Gross profit                                       45,601              123,118               -          (16,977)         151,742
                                              ------------    -----------------   -------------   --------------    -------------

Depreciation and amortization                      16,099               10,320               -                -           26,419
Other operating expenses                           39,347               85,535          (1,502)         (14,487)         108,893
                                              ------------    -----------------   -------------   --------------    -------------

Total operating expenses                           55,446               95,855          (1,502)         (14,487)         135,312
                                              ------------    -----------------   -------------   --------------    -------------

Income / (loss) from operations                    (9,845)              27,263           1,502           (2,490)          16,430

Interest expense                                    9,304                   12               -                -            9,316
Interest income                                       994                2,077           1,056                -            4,127
Intercompany interest expense / (income)           22,524               (3,597)        (18,927)               -                -
                                              ------------    -----------------   -------------   --------------    -------------

Income / (loss) before taxes                      (40,679)              32,925          21,485           (2,490)          11,241

Provision / (benefit) for income taxes            (10,995)              11,425           1,798                -            2,228

Equity in net earnings of
  unconsolidated subsidiaries                      10,669                    -          (8,184)          (2,485)               -
                                              ------------    -----------------   -------------   --------------    -------------

Net income / (loss)                             $ (19,015)            $ 21,500        $ 11,503         $ (4,975)         $ 9,013
                                              ============    =================   =============   ==============    =============

Condensed Consolidating Statements of Operations
Quarter Ended June 30, 2000

                                                                                     Parent
                                               Subsidiary                            Company
                                                 Issuer         Non-Guarantor       Guarantor
                                                (TH USA)         Subsidiaries         (THC)        Eliminations         Total
                                              ------------    -----------------   -------------   --------------    -------------
Net revenue                                      $161,909            $ 278,946        $      -        $ (40,977)       $ 399,878
Cost of goods sold                                102,184              159,548               -          (21,633)         240,099
                                              ------------    -----------------   -------------   --------------    -------------

Gross profit                                       59,725              119,398               -          (19,344)         159,779
                                              ------------    -----------------   -------------   --------------    -------------

Depreciation and amortization                      16,080                9,504               -                -           25,584
Other operating expenses                           47,196               86,814          (1,622)         (17,467)         114,921
                                              ------------    -----------------   -------------   --------------    -------------

Total operating expenses                           63,276               96,318          (1,622)         (17,467)         140,505
                                              ------------    -----------------   -------------   --------------    -------------

Income / (loss) from operations                    (3,551)              23,080           1,622           (1,877)          19,274

Interest expense                                   10,581                   13               -                -           10,594
Interest income                                       714                1,820           2,285                -            4,819
Intercompany interest expense / (income)           20,849               (1,414)        (19,435)               -                -
                                              ------------    -----------------   -------------   --------------    -------------

Income / (loss) before taxes                      (34,267)              26,301          23,342           (1,877)          13,499

Provision / (benefit) for income taxes             (5,928)               7,890           1,801                -            3,763

Equity in net earnings of
  unconsolidated subsidiaries                       7,971                    -          (9,928)           1,957                -
                                              ------------    -----------------   -------------   --------------    -------------

Net income / (loss)                             $ (20,368)            $ 18,411        $ 11,613             $ 80          $ 9,736
                                              ============    =================   =============   ==============    =============

Condensed Consolidating Balance Sheets
June 30, 2001

                                                                                           Parent
                                                        Subsidiary                         Company
                                                          Issuer        Non-Guarantor     Guarantor
                                                         (TH USA)       Subsidiaries        (THC)        Eliminations       Total
                                                     ---------------  ---------------  --------------   --------------  ------------
Assets
  Current Assets
    Cash and cash equivalents                          $   52,622       $ 273,064        $    41,164      $      --      $  366,850
    Accounts receivable                                    61,887          69,595                 --             --         131,482
    Inventories                                            91,877         168,451                 --         (7,275)        253,053
    Other current assets                                   14,339          75,526              1,474             (1)         91,338
                                                       ----------       ---------        -----------      ---------      ----------
        Total current assets                              220,725         586,636             42,638         (7,276)        842,723

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization               163,079         117,431                 --             --         280,510
Intangible assets, net of accumulated amortization      1,172,841          24,610                 --            250       1,197,701
Investment in subsidiaries                                444,355              --            371,849       (816,204)             --
Other assets                                                  510             627                 --              2           1,139
                                                       ----------       ---------        -----------      ---------      ----------

        Total Assets                                   $2,001,510       $ 729,304        $   414,487      $(823,228)     $2,322,073
                                                       ==========       =========        ===========      =========      ==========

Liabilities and Shareholders' Equity
  Current liabilities
    Current portion of long-term debt                  $   52,500       $      --        $        --      $      --      $   52,500
    Accounts payable                                        2,712          12,411                 --             --          15,123
    Accrued expenses and other current liabilities         55,962         119,062              1,062            182         176,268
    Intercompany payable / (receivable)                 1,007,362        (209,875)          (797,304)          (183)             --
                                                       ----------       ---------        -----------      ---------      ----------
        Total current liabilities                       1,118,536         (78,402)          (796,242)            (1)        243,891


Long-term debt                                            514,526              --                 --             --         514,526
Deferred tax liability                                    212,422         (11,872)                --             --         200,550
Other liabilities                                              32           2,115                 --             --           2,147
Shareholders' equity                                      155,994         817,463          1,210,729       (823,227)      1,360,959
                                                       ----------       ---------        -----------      ---------      ----------

       Total Liabilities and Shareholders' Equity      $2,001,510       $ 729,304        $   414,487      $(823,228)     $2,322,073
                                                       ==========       =========        ===========      =========      ==========

Condensed Consolidating Balance Sheets
March 31, 2001

                                                                                           Parent
                                                      Subsidiary                           Company
                                                        Issuer        Non-Guarantor       Guarantor
                                                       (TH USA)        Subsidiaries         (THC)       Eliminations        Total
                                                    ---------------  -----------------  --------------  --------------  ------------
Assets
  Current Assets
    Cash and cash equivalents                        $   45,001         $ 173,171        $   100,259      $      --      $  318,431
    Accounts receivable                                 105,716           131,698                 --             --         237,414
    Inventories                                          76,511           133,720                 --         (4,785)        205,446
    Other current assets                                 14,715            74,157              1,579            (98)         90,353
                                                     ----------         ---------        -----------      ---------      ----------
        Total current assets                            241,943           512,746            101,838         (4,883)        851,644

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization             170,398           111,284                 --             --         281,682
Intangible assets, net of accumulated amortization    1,181,259            24,849                 --            250       1,206,358
Investment in subsidiaries                              433,686                --            380,033       (813,719)             --
Other assets                                                469             2,397                 --              6           2,872
                                                     ----------         ---------        -----------      ---------      ----------

        Total Assets                                 $2,027,755         $ 651,276        $   481,871      $(818,346)     $2,342,556
                                                     ==========         =========        ===========      =========      ==========

Liabilities and Shareholders' Equity
  Current liabilities
    Current portion of long-term debt                $   50,000         $      --        $        --      $      --      $   50,000
    Accounts payable                                     20,813            17,815                 --             --          38,628
    Accrued expenses and other current liabilities       56,334           114,511                821            (26)        171,640
    Intercompany payable / (receivable)                 982,480          (266,097)          (716,316)           (67)             --
                                                     ----------         ---------        -----------      ---------      ----------
        Total current liabilities                     1,109,627          (133,771)          (715,495)           (93)        260,268


Long-term debt                                          529,495                --                 --             --         529,495
Deferred tax liability                                  213,995           (11,872)                --             --         202,123
Other liabilities                                            --             2,078                 --             (1)          2,077
Shareholders' equity                                    174,638           794,841          1,197,366       (818,252)      1,348,593
                                                     ----------         ---------        -----------      ---------      ----------

       Total Liabilities and Shareholders' Equity    $2,027,755         $ 651,276        $   481,871      $(818,346)     $2,342,556
                                                     ==========         =========        ===========      =========      ==========


Condensed Consolidating Statements of Cash Flows
Quarter Ended June 30, 2001
                                                                                            Parent
                                                              Subsidiary                    Company
                                                                Issuer      Non-Guarantor  Guarantor
                                                               (TH USA)     Subsidiaries     (THC)      Eliminations     Total
                                                              ------------  -------------  ----------   ------------  ------------
Cash flows from operating activities
    Net income / (loss)                                         $(19,015)    $  21,500     $  11,503      $(4,975)     $   9,013
    Adjustments to reconcile net income to net cash provided
      by operating activities
        Depreciation and amortization                             18,031         8,573            --           --         26,604
        Deferred taxes                                            (1,573)           --            --           --         (1,573)
        Changes in operating assets and liabilities               35,515        84,162       (80,642)       2,490         41,525
                                                                --------     ---------     ---------      -------      ---------

        Net cash provided by / (used in) operating activities     32,958       114,235       (69,139)      (2,485)        75,569
                                                                --------     ---------     ---------      -------      ---------

Cash flows from investing activities
    Purchases of property and equipment                           (2,168)      (14,342)           --           --        (16,510)
    Net activity in investment in subsidiaries                   (10,669)           --         8,184        2,485             --
                                                                --------     ---------     ---------      -------      ---------

        Net cash (used in) / provided by investing activities    (12,837)      (14,342)        8,184        2,485        (16,510)
                                                                --------     ---------     ---------      -------      ---------

Cash flows from financing activities
    Payments on long-term debt                                   (12,500)           --            --           --        (12,500)
    Proceeds from the exercise of stock options                       --            --         1,860           --          1,860
                                                                --------     ---------     ---------      -------      ---------

        Net cash provided by / (used in) financing activities    (12,500)           --         1,860           --        (10,640)
                                                                --------     ---------     ---------      -------      ---------

        Net increase / (decrease) in cash                          7,621        99,893       (59,095)          --         48,419

Cash and cash equivalents, beginning of period                    45,001       173,171       100,259           --        318,431
                                                                --------     ---------     ---------      -------      ---------

Cash and cash equivalents, end of period                        $ 52,622     $ 273,064     $  41,164      $    --      $ 366,850
                                                                ========     =========     =========      =======      =========

Condensed Consolidating Statements of Cash Flows
Quarter Ended June 30, 2000
                                                                                                Parent
                                                                   Subsidiary                   Company
                                                                     Issuer     Non-Guarantor  Guarantor
                                                                    (TH USA)    Subsidiaries     (THC)      Eliminations    Total
                                                                   -----------  -------------  -----------  ------------  ---------
Cash flows from operating activities
    Net income / (loss)                                             $(20,368)   $  18,411     $  11,613     $     80     $   9,736
    Adjustments to reconcile net income to net cash provided
      by operating activities
        Depreciation and amortization                                 18,019        7,797            --           --        25,816
        Deferred taxes                                                (1,573)          --            --           --        (1,573)
        Changes in operating assets and liabilities                    5,027      (14,296)      (21,470)       1,877       (28,862)
                                                                    --------    ---------     ---------     --------     ---------

        Net cash provided by operating activities                      1,105       11,912        (9,857)       1,957         5,117
                                                                    --------    ---------     ---------     --------     ---------

Cash flows from investing activities
    Purchases of property and equipment                               (4,808)     (11,827)           --           --       (16,635)
    Net activity in investment in subsidiaries                        (7,971)          --         9,928       (1,957)           --
                                                                    --------    ---------     ---------     --------     ---------

        Net cash (used in) / provided by investing activities        (12,779)     (11,827)        9,928       (1,957)      (16,635)
                                                                    --------    ---------     ---------     --------     ---------

Cash flows from financing activities
    Payments on long-term debt                                       (12,500)          --            --           --       (12,500)
    Purchase of treasury shares                                           --           --       (19,993)          --       (19,993)
    Repayments of short-term bank borrowings                              --         (523)           --           --          (523)
                                                                    --------    ---------     ---------     --------     ---------

        Net cash used in financing activities                        (12,500)        (523)      (19,993)          --       (33,016)
                                                                    --------    ---------     ---------     --------     ---------

        Net decrease in cash                                         (24,174)        (438)      (19,922)          --       (44,534)

Cash and cash equivalents, beginning of period                        25,500      115,756       168,141           --       309,397
                                                                    --------    ---------     ---------     --------     ---------

Cash and cash equivalents, end of period                            $  1,326    $ 115,318     $ 148,219     $     --     $ 264,863
                                                                    ========    =========     =========     ========     =========


Note 4 - Segment Reporting

     The Company has three reportable segments: Wholesale, Retail and Licensing. The Company's reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segment consists of the design and sourcing of men's sportswear and jeanswear, women's casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment reflects the operations of the Company's outlet and specialty stores, and flagship stores through February 2001 (see Note 5 below). The Licensing segment consists of the operations of licensing the Company's trademarks for specified products in specified geographic areas. The Company evaluates performance and allocates resources based on segment profits. The accounting policies of the reportable segments are the same as those described in Note 1, "Summary of Significant Accounting Policies", to the Consolidated Financial Statements included in the Form 10-K. Segment profits are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses. Excluded from segment profits, however, are the vast majority of executive compensation, marketing, brand image marketing costs associated with its flagship stores (through February 2001), amortization of intangibles (including goodwill) and interest costs. Financial information for the Company's reportable segments is as follows:


                                              Wholesale          Retail           Licensing         Total
                                             -------------    -------------      -------------   -----------
Three Months Ended June 30, 2001
----------------------------------------
    Total segment revenue ...............       $269,394        $72,256             $27,747        $369,397
    Segment profits .....................         15,807         11,291              16,181          43,279
    Depreciation and amortization
         included in segment profits.....         12,998          2,272                 198          15,468

Three Months Ended June 30, 2000
--------------------------------
    Total segment revenue ...............       $318,103        $67,786             $30,100        $415,989
    Segment profits .....................         21,164         13,438              16,885          51,487
    Depreciation and amortization
         included in segment profits.....         12,493          1,827                 251          14,571

     A reconciliation of total segment revenue to consolidated net revenue is as follows:

                                              Three Months Ended June 30,
                                        ---------------------------------------
                                               2001                  2000
                                        -----------------     -----------------

     Total segment revenue..........           $ 369,397             $ 415,989
     Intercompany revenue...........             (13,709)              (16,111)
                                        -----------------     -----------------
     Consolidated net revenue.......           $ 355,688             $ 399,878
                                        =================     =================

     Intercompany revenue represents buying agency commissions from consolidated subsidiaries, which is classified under Licensing for segment reporting purposes.

     A reconciliation of total segment profits to consolidated income before income taxes is as follows:

                                                     Three Months Ended June 30,
                                                ---------------------------------------
                                                      2001                  2000
                                                -----------------     -----------------
Segment profits...........................              $ 43,279              $ 51,487
Corporate expenses not allocated..........                26,849                32,213
Interest expense, net.....................                 5,189                 5,775
                                                -----------------     -----------------
Consolidated income before income taxes...              $ 11,241              $ 13,499
                                                =================     =================



     The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Note 5 - Special Charges

     During the quarter ended March 31, 2000, the Company recorded a special charge of $62,153, before income taxes, principally related to the following: a redirection of the Company's full-price retail store program, which includes the closure of its flagship stores in Beverly Hills, California and London, England; the postponement of the launch of a new women's dress-up division; and the consolidation of the junior sportswear and junior jeans divisions. This charge consisted of provisions of $44,857 for the write-off of fixed assets and operating leases of the Company's flagship stores and the write-off of fixed assets related to the dress-up and junior sportswear divisions, $11,700 for inventory of the junior sportswear division and, to a lesser extent, the flagship stores, and $5,596 for severance and other costs. Inventory provisions were included in cost of sales in fiscal year 2000. As of June 30, 2001, the balance in the accrued special charge liability was $1,255, primarily related to liabilities of closing the Company's flagship store in Beverly Hills.

Note 6 - Share Repurchase Program

     On April 7, 2000 the Company announced that its Board of Directors authorized the repurchase of up to $150,000 of its outstanding shares over a period of up to 18 months using available cash. Since the inception of the share repurchase program through June 30, 2001, the Company repurchased 6,192,600 shares at an aggregate cost of $61,231. In connection with the TH Europe Acquisition (as defined in Note 8 below), the Company's Board of Directors terminated the remaining portion of the share repurchase program, effective June 28, 2001.

Note 7 - Earnings Per Share

     Basic earnings per share were computed by dividing net income by the average number of Ordinary Shares outstanding during the respective period, as required by the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Diluted earnings per share have been computed by dividing net income by the average number of Ordinary Shares outstanding plus the incremental shares that would have been outstanding assuming the exercise of stock options.

     A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

                                                                Three Months Ended June 30,
                                                           ---------------------------------------
                                                                 2001                  2000
                                                           -----------------     -----------------
Weighted average shares outstanding....................          89,008,000            93,351,000
Net effect of dilutive stock options based on the
    treasury stock method using average market price...             618,000                28,000
                                                           -----------------     -----------------
Weighted average share and share equivalents
    outstanding........................................          89,626,000            93,379,000
                                                           =================     =================

     Options to purchase 4,526,520 shares at June 30, 2001 and 9,909,415 shares at June 30, 2000 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Ordinary Shares.

Note 8 - Acquisition of European Licensee

     THC and Tommy Hilfiger (Eastern Hemisphere) Limited, a wholly owned subsidiary of THC ("THEH"), entered into a stock purchase agreement with TH Europe Holdings Limited, a related party ("TH Europe Holdings"), pursuant to which THEH agreed to acquire from TH Europe Holdings all of the issued and outstanding shares of capital stock of T.H. International N.V., the owner of the Company's European licensee, for a cash purchase price of $200,000 (such transaction being referred to herein as the "TH Europe Acquisition"). The TH Europe Acquisition was completed on July 5, 2001 and was funded using available cash.

     The TH Europe Acquisition will be accounted for under the purchase method of accounting and, accordingly, the operating results of the acquired companies will be included in the consolidated results of the Company from the date of the acquisition.

     The Company will apply the provisions of FASB Statement No. 141 "Business Combinations", to the TH Europe Acquisition. See Note 9 below.

Note 9 - Recently Issued Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"). This statement became effective for the Company beginning in fiscal 2002. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

     The Company seeks to protect against adverse movements in foreign currency which might affect certain firm commitments or anticipated cash flows. These include the purchase of inventory and capital expenditures, and the collection of foreign royalty payments. The Company enters into forward contracts with maturities of up to 15 months to sell or purchase foreign currency in order to hedge against such risks. Forward contracts used for the purchase of inventory and capital expenditures are designated as fair value hedging instruments and forward contracts used in the collection of foreign royalty payments are designated as cash flow hedging instruments. The Company does not use financial instruments for speculative or trading purposes. At June 30, 2001, the Company had contracts to exchange foreign currencies, principally, the Japanese yen and Canadian dollar, having a total notional amount of $10,198. No significant gain or loss was inherent in such contracts at June 30, 2001. Gains or losses on such forward contracts are recognized in other comprehensive income on a mark-to-market basis and, ultimately, in earnings at the time the underlying hedge transaction is completed or recognized in earnings. Because the Company only enters into fair value hedging instruments and cash flow hedging instruments and due to the limited use of derivative instruments, the adoption of SFAS 133 did not have a significant effect on the Company's results of operations or its financial position.

     In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached consensus on EITF 00-25, "Vendor Income Statement Characterizations of Consideration from a Vendor to a Retailer"("EITF 00-25"). This issue addresses when consideration from a vendor to a retailer (i) in connection with the retailer's purchase of the vendor's products or (ii) to promote sales of the vendor's products by the retailer should be classified in the vendor's income statement as a reduction of revenue. EITF 00-25 is applicable for fiscal quarters beginning after December 15, 2001 and requires reclassification of prior periods. The impact of this statement is expected to result in an immaterial reclassification on the Company's statement of operations.

     In late July 2001, the FASB released SFAS No. 141, "Business Combinations" ("SFAS 141"). This statement is effective for all business combinations completed after June 30, 2001. SFAS 141 prohibits the pooling-of-interests method of accounting for business combinations and prescribes criteria for the initial recognition and measurement of goodwill and other intangible assets, accounting for negative goodwill and the required disclosures in respect of business combinations.

     In late July 2001, the FASB also released SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement is effective for fiscal years beginning after December 15, 2001 and may not be retroactively applied to financial statements of prior periods. SFAS 142 requires that goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually. Additionally, SFAS 142 provides new criteria for performing impairment tests on goodwill and intangible assets with indefinite useful lives, and requires that such tests on goodwill and indefinite lived intangibles be performed within six months and three months, respectively, upon adoption.

     The Company will apply the provisions of SFAS 141 to the TH Europe Acquisition, since it was completed after June 30, 2001. Any goodwill and any intangible asset determined to have an indefinite useful life will not be amortized and will continue to be evaluated for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), or APB 17 ,"Intangible Assets", until the date that SFAS 142 is adopted. The Company plans to adopt SFAS 142 on April 1, 2002, as required.

     Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS
142. At the date of adoption, the Company expects to have unamortized goodwill and other intangibles of approximately $611,290 and $560,536, respectively, which relates to the acquisitions of the Company's womenswear, jeanswear and Canadian licensees on May 8, 1998. Such intangibles will be subject to the provisions of SFAS 142. Amortization expense related to goodwill and other intangibles was $16,974 and $17,558, respectively, for the year ended March 31, 2001. Upon adoption, the Company will no longer amortize existing goodwill. Additionally, the Company expects the other intangibles, consisting principally of trademark rights, to be classified as indefinite life assets which will no longer be amortized. Any impairment loss recognized on the date of adoption will be recorded as a cumulative effect of a change in accounting principle. Because of the complexity involved in adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         (dollar amounts in thousands)

General

     The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes thereto which are included herein.

Results of Operations

     The following table sets forth the Condensed Consolidated Statements of Operations data as a percentage of net revenue.

                                      Three Months Ended June 30,
                                    -------------------------------
                                      2001                   2000
                                    --------               --------

Net revenue .................        100.0%                 100.0%
Cost of goods sold ..........         57.3                   60.0
                                    --------               --------
Gross profit ................         42.7                   40.0

Depreciation and amortization          7.4                    6.4
Other SG&A expenses .........         30.6                   28.8
                                    --------               --------
Total operating expenses ....         38.0                   35.2
                                    --------               --------

Income from operations ......          4.7                    4.8
Interest expense, net .......          1.5                    1.4
                                    --------               --------

Income before taxes .........          3.2                    3.4
Provision for income taxes ..          0.7                    1.0
                                    --------               --------

Net income ..................          2.5                    2.4
                                    ========               ========

     Three Months Ended June 30, 2001 Compared to Three Months Ended
     June 30, 2000

     Net revenue decreased 11.1% to $355,688 in the three months ended June 30, 2001 from $399,878 in the corresponding period in fiscal 2001. This decrease was due to a decrease in the Company's Wholesale segment offset, in part, by increases in the Retail and Licensing segments, as outlined below.

                            Three Months Ended June 30,
                        ------------------------------------
                                                                  % Increase /
                             2001                2000              (Decrease)
                        ---------------     ----------------    ----------------
Wholesale.............       $ 269,394            $ 318,103             (15.3)%
Retail................          72,256               67,786               6.6 %
Licensing.............          14,038               13,989               0.4 %
                        ---------------     ----------------    ----------------
Total.................       $ 355,688            $ 399,878             (11.1)%
                        ===============     ================    ================

     Within the Wholesale segment, menswear sales decreased 16.2% (to $129,007 from $154,017), womenswear sales decreased 9.9% (to $83,397 from $92,598) and childrenswear sales decreased 20.3% (to $56,990 from $71,488). Approximately 90% of the decrease in Wholesale revenue was due to volume reductions, reflecting the Company's efforts to balance supply and demand. Unit price reductions accounted for the remainder of the revenue decrease.

    The improvement in the Company's Retail segment was due to an increase in the number of stores and the expansion of certain stores into larger formats offset, in part, by a decrease in sales at existing stores. Management believes that the decrease at existing stores was due to reduced customer traffic at outlet malls and softer economic conditions. At June 30, 2001, the Company operated 116 retail stores as compared to 96 stores at June 30, 2000. Retail stores opened since June 30, 2000 contributed $8,975 of net revenue during the quarter ended June 30, 2001.

     Revenue from the Licensing segment consists of third party licensing royalties and buying agency commissions. New products introduced under licenses entered into since June 30, 2000 contributed a de minimus amount of revenue in the first quarter of fiscal year 2002.

     THC and THEH entered into a stock purchase agreement with TH Europe Holdings, pursuant to which THEH agreed to acquire from TH Europe Holdings all of the issued and outstanding shares of capital stock of T.H. International N.V., the owner of the Company's European licensee ("THNV"), for a cash purchase price of $200,000. The TH Europe Acquisition was completed on July 5, 2001 and was funded using available cash.

    The consolidation of THNV and its subsidiaries with the Company is expected to contribute an incremental $112,000 in wholesale revenues and $12,000 in retail revenues to the Company, and reduce licensing segment revenues by approximately $12,000, during the remainder of fiscal 2002.

     Gross profit as a percentage of net revenue increased to 42.7% in the first quarter of fiscal 2002 from 40.0% in the first quarter of fiscal 2001. The increase was mainly due to overall better sell-through at retail, led by the womenswear component and a higher contribution to total revenue of the retail and licensing segments, which generate higher gross margins than the wholesale segment.

     Operating expenses decreased to $135,312, or 38.0% of net revenue, in the first quarter of fiscal 2002 from $140,505 or 35.2% of net revenue, in the first quarter of fiscal 2001. The decrease reflects savings realized by the Company's divisional consolidations and other streamlining efforts. This decrease was partially offset by increased expenses associated with retail stores opened and expanded since last year.

     Interest expense, net of interest income, decreased to $5,189 in the first quarter of fiscal year 2002 from $5,775 in the corresponding quarter last year. The decrease from 2001 to 2002 was primarily due to higher average cash balances as well as a reduction in the Company's long-term debt balance. This decrease was partially offset by lower interest rates on invested cash balances in fiscal year 2002 when compared to the first quarter of fiscal year 2001.

    The provision for income taxes decreased to 19.8% of income before taxes in the quarter ended June 30, 2001 from 27.9% in the corresponding quarter last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject.

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

     The Company's cash and cash equivalents balance increased from $318,431 at March 31, 2001 to $366,850 at June 30, 2001. This increase resulted from cash generated from operations in excess of capital expenditures and scheduled debt repayments. A detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows. As described in Note 8 to the Condensed Consolidated Financial Statements, on July 5, 2001 the Company completed the TH Europe Acquisition for $200,000 funded from existing cash.

     Capital expenditures were $16,510 during the three months ended June 30, 2001. Capital expenditures were made principally in support of the Company's retail store openings, as well as on existing facilities and selected in-store shops and fixtured areas.

     At June 30, 2001, accrued expenses and other current liabilities included $38,127 of open letters of credit for inventory purchased. Additionally, at June 30, 2001, TH USA was contingently liable for unexpired bank letters of credit of $110,933 related to commitments of TH USA to suppliers for the purchase of inventories.

     The Company's principal credit facilities consist of $250,000 of the 2003 Notes, $200,000 of the 2008 Notes and the Credit Facilities. The Notes were issued by TH USA and guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

     The Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility, of which $97,500 remained outstanding as of June 30, 2001. The revolving credit facility is available for letters of credit, working capital and other general corporate purposes. As of June 30, 2001, $149,060 of the available borrowings had been used to open letters of credit and $20,000 had been borrowed and remained outstanding. Borrowings under the Credit Facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 4.98% and 5.53% as of, and for the three-month period ended, June 30, 2001, respectively, and 6.98% and 6.85% as of, and for the three-month period ended, June 30, 2000.

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

     The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of, and for the twelve-month period ended, June 30, 2001. Certain of the Company's non-U.S. subsidiaries have separate credit facilities for working capital or trade financing purposes.

     The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions. No interest rate hedging contracts were in place as of June 30, 2001.

     As described in Note 8 to the Condensed Consolidated Financial Statements, on July 5, 2001 the Company completed the TH Europe Acquisition for $200,000 funded from existing cash. Other than this transaction, there were no significant committed capital expenditures at June 30, 2001. The Company expects fiscal 2002 capital expenditures, excluding the TH Europe Acquisition, to approximate $90,000 to $100,000, primarily related to the construction of additional retail stores as well as maintenance or selective expansion of the Company's in-store shop and fixtured area program.

     The Company intends to fund its cash requirements for the balance of fiscal 2002 and future years from available cash balances, internally generated funds and borrowings available under the Credit Facilities. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

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

     The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or anticipated cash flows. These include the purchase of inventory, capital expenditures and the collection of foreign royalty payments. The Company enters into forward contracts with maturities of up to 15 months to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. At June 30, 2001, the Company had contracts to exchange foreign currencies, principally, the Japanese yen and the Canadian dollar, having a total notional amount of $10,198. No significant gain or loss was inherent in such contracts at June 30, 2001. Gains or losses on such forward contracts are recognized in other comprehensive income on a mark-to-market basis and, ultimately, in earnings at the time the underlying hedge transaction is completed or recognized in earnings.

Recently Issued Accounting Standards

     A discussion of the effects of recently issued accounting standards appears in Note 9 to the Condensed Consolidated Financial Statements in Item 1.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are indicated by words or phrases such as "anticipate," "estimate," "project," "expect," "believe" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks and uncertainties, including, but not limited to, the overall level of consumer spending on apparel, the financial strength of the retail industry generally and the Company's customers, distributors and franchisees in particular, changes in trends in the market segments and geographic areas in which the Company competes, the level of demand for the Company's products, actions by our major customers or existing or new competitors, changes in currency and interest rates and changes in economic or political conditions in the markets where the Company sells or sources its products, as well as other risks and uncertainties set forth in the Company's publicly-filed documents, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the sections entitled "Liquidity and Capital Resources" and "Exchange Rates" in Item 2 above, which sections are incorporated herein by reference.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

         Saipan Litigation. On January 13, 1999, two actions were filed against the Company and other garment manufacturers and retailers asserting claims that garment factories located on the island of Saipan, which allegedly supply product to the Company and other co-defendants, engage in unlawful practices relating to the recruitment and employment of foreign workers. One action, brought in San Francisco Superior Court (the "State Action"), was filed by a union and three public interest groups alleging unfair competition and false advertising by the Company and others. It seeks equitable relief, restitution and disgorgement of profits relating to the allegedly wrongful conduct, as well as interest and an award of fees to the plaintiffs' attorneys. The other, an action seeking class action status filed in federal court for the Central District of California and subsequently transferred to the federal court in the District of Hawaii (the "Federal Action"), was brought on behalf of an alleged class consisting of the Saipanese factory workers. The defendants include both companies selling goods purchased from factories located on the island of Saipan and the factories themselves. This complaint alleges claims under RICO, the Alien Tort Claims Act, federal anti-peonage and indentured servitude statutes and state and international law. It seeks equitable relief and damages, including treble and punitive damages, interest and an award of fees to the plaintiffs' attorneys.

         In addition, the same law firm that filed the State Action and the Federal Action has filed an action seeking class action status in the federal court in Saipan. This action is brought on behalf of Saipanese garment factory workers against the Saipanese factories and alleges violation of federal and Saipanese wage and employment laws. The Company is not a defendant in this action.

         The Company has entered into settlement agreements with the plaintiffs in the Federal Action and in the State Action. As part of these agreements, the Company specifically denies any wrongdoing or any liability with regard to the claims made in the Federal Action and the State Action. The settlement agreement provides for a monetary payment, in an amount that is not material to the Company's financial position, results of operations or cash flows to a class of plaintiffs in the Federal Action, as well as the creation of a monitoring program for factories in Saipan. The settlement must be approved by the federal court, and a class of plaintiffs certified. The Federal Action has been transferred to the federal judge in Saipan. The federal judge in Saipan has scheduled the hearing on the defendants' motion to dismiss the complaint for August 10, 2001, the hearing on class certification for February 14, 2002 and the hearing on preliminary settlement approval for February 28, 2002.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         10.      Material Contracts

                  (a) Stock Purchase Agreement, dated as of June 29, 2001, by and among THC, THEH and TH Europe Holdings (previously filed as Exhibit 10.1 to THC's Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

                  (b) Guarantee, dated as of June 29, 2001, by AIHL-TH Limited in favor of THC and THEH (previously filed as Exhibit
                        10.2 to THC's Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

                  (c) Waiver of Certain Payments, dated as of June 29, 2001, by Thomas J. Hilfiger (previously filed as Exhibit 10.3 to THC's Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

                  (d) Waiver of Certain Payments, dated as of June 29, 2001, by Joel J. Horowitz (Previously filed as Exhibit 10.4 to THC's Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

                  (e) Non-Competition Agreement, dated as of June 29, 2001, among Silas K.F. Chou, Lawrence S. Stroll and THC (previously filed as Exhibit 10.5 to THC's Current Report on From 8-K dated July 6, 2001 and incorporated herein by reference)

         11.      Computation of Net Income Per Ordinary Share

(b)  Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                  Tommy Hilfiger Corporation


Date: August 9, 2001              By: /s/  Joel J. Horowitz
      --------------                       -------------------------
                                           Joel J. Horowitz
                                           Chief Executive Officer and President
                                           Tommy Hilfiger Corporation


Date: August 9, 2001              By: /s/  Joseph Scirocco
      --------------                       -------------------------
                                           Joseph Scirocco
                                           Principal Accounting Officer
                                           Tommy Hilfiger Corporation

                                  EXHIBIT INDEX


Exhibit
Number        Description
------        -----------

10.           Material Contracts

              (a) Stock Purchase Agreement, dated as of June 29, 2001, by and among THC, THEH and TH Europe Holdings (previously filed as
                   Exhibit 10.1 to THC's Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

              (b) Guarantee, dated as of June 29, 2001, by AIHL-TH Limited in favor of THC and THEH (previously filed as Exhibit 10.2 to THC's Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

              (c) Waiver of Certain Payments, dated as of June 29, 2001, by Thomas J. Hilfiger (previously filed as Exhibit 10.3 to THC's Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

              (d) Waiver of Certain Payments, dated as of June 29, 2001, by Joel J. Horowitz (Previously filed as Exhibit 10.4 to THC's Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

              (e) Non-Competition Agreement, dated as of June 29, 2001, among Silas K.F. Chou, Lawrence S. Stroll and THC (previously filed as Exhibit 10.5 to THC's Current Report on From 8-K dated July 6, 2001 and incorporated herein by reference)

11.           Computation of Net Income Per Ordinary Share