Form 10-Q
period 2001-09-30
HILFIGER TOMMY CORP
filed 2001-11-13
CIK 888747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001
                                               ------------------

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

           11/F, Novel Industrial Building, 850-870 Lai Chi Kok Road,
                       Cheung Sha Wan, Kowloon, Hong Kong
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  852-2216-0668
                                  -------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes      X         No
                            -------------     ----------

Ordinary Shares, $0.01 par value per share, outstanding as of November 1, 2001:
89,492,507

                           TOMMY HILFIGER CORPORATION
                               INDEX TO FORM 10-Q
                               September 30, 2001

PART I - FINANCIAL INFORMATION                                                                              Page
                                                                                                            ----

Item 1            Financial Statements

                  Condensed Consolidated Statements of Operations for the three and six months
                        ended September 30, 2001 and 2000 ..................................................    3

                  Condensed Consolidated Balance Sheets as of September 30, 2001 and March 31, 2001 ........    4

                  Condensed Consolidated Statements of Cash Flows for the six months ended
                        September 30, 2001 and 2000 ........................................................    5

                  Condensed Consolidated Statements of Changes in Shareholders' Equity for the six months
                       ended September 30, 2001 and the year ended March 31, 2001 ..........................    6

                  Notes to Condensed Consolidated Financial Statements .....................................    7

Item 2            Management's Discussion and Analysis of Financial Condition and Results of Operations ....   18

Item 3            Quantitative and Qualitative Disclosures About Market Risk ...............................   22

PART II - OTHER INFORMATION

Item 1            Legal Proceedings ........................................................................   23

Item 4            Submission of Matters to a Vote of Security Holders ......................................   23

Item 6            Exhibits and Reports on Form 8-K .........................................................   24

Signatures .................................................................................................   25

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                            TOMMY HILGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


(Unaudited)                                                  For the Six Months Ended    For the Three Months Ended
                                                                  September 30,               September 30,
                                                             ------------------------    --------------------------
                                                                2001        2000                2001      2000
                                                                ----        ----                ----      ----
Net revenue .................................................  $902,130  $ 933,179        $ 546,442    $533,301
Cost of goods sold ..........................................   511,904    549,459          307,958     309,360
                                                               --------    -------         --------     -------
Gross profit ................................................   390,226    383,720          238,484     223,941
                                                               --------    -------         --------     -------
Depreciation and amortization ...............................    54,744     51,172           28,325      25,588
Other selling, general and administrative expenses ..........   254,796    245,299          145,903     130,378
                                                               --------    -------         --------     -------
Total operating expenses ....................................   309,540    296,471          174,228     155,966
                                                               --------    -------         --------     -------
Income from operations ......................................    80,686     87,249           64,256      67,975
Interest expense ............................................    18,864     21,186            9,548      10,592
Interest income .............................................     6,275      8,711            2,148       3,892
                                                               --------    -------         --------      ------
Income before income taxes ..................................    68,097     74,774           56,856      61,275
Provision for income taxes ..................................    11,209     20,114            8,981      16,351
                                                               --------    -------         --------      ------
Net income ..................................................  $ 56,888   $ 54,660         $ 47,875    $ 44,924
                                                               ========    =======         ========      ======
Earnings per share:

Basic earnings per share ....................................     $0.64     $ 0.59           $ 0.54      $ 0.49
                                                               ========    =======         ========      ======
Weighted average shares outstanding .........................    89,150     92,577           89,292      91,802
                                                               ========    =======         ========      ======
Diluted earnings per share ..................................    $ 0.63     $ 0.59           $ 0.53      $ 0.49
                                                               ========    =======         ========      ======
Weighted average shares and share equivalents outstanding ...    89,699     92,681           89,772      91,982
                                                               ========    =======         ========      ======


      See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


(Unaudited)                                                            September 30,       March 31,
                                                                           2001              2001
                                                                     ------------------  ------------
Assets
Current assets
  Cash and cash equivalents ........................................   $ 185,925          $ 318,431
  Accounts receivable ..............................................     232,247            237,414
  Inventories ......................................................     285,707            205,446
  Other current assets .............................................      97,566             90,353
                                                                    ------------        -----------
    Total current assets ...........................................     801,445            851,644

Property and equipment, at cost, less accumulated
  depreciation and amortization ....................................     300,769            281,682
Intangible assets, net of accumulated amortization .................   1,405,815          1,206,358
Other assets .......................................................       2,883              2,872
                                                                    ------------        -----------
    Total Assets ...................................................   2,510,912         $2,342,556
                                                                    ============        ===========

Liabilities and Shareholders' Equity
Current liabilities
  Short-term borrowings ............................................    $ 60,901                $ -
  Current portion of long-term debt ................................      75,000             50,000
  Accounts payable .................................................      30,165             38,628
  Accrued expenses and other current liabilities ...................     238,611            171,640
                                                                    ------------        -----------
    Total current liabilities ......................................     404,677            260,268

Long-term debt .....................................................     480,756            529,495
Deferred tax liability .............................................     210,902            202,123
Other liabilities ..................................................       4,385              2,077
Shareholders' equity
  Preference Shares, $0  01 par value-shares authorized 5,000,000;
    none issued ....................................................           -                  -
  Ordinary Shares, $0  01 par value-shares authorized 150,000,000;
    issued 95,685,107 and 95,169,402 shares, respectively ..........         957                952
  Capital in excess of par value ...................................     594,730            589,184
  Retained earnings ................................................     879,119            822,231
  Accumulated other comprehensive loss .............................      (3,383)            (2,543)
  Treasury shares, at cost: 6,192,600 Ordinary Shares ..............     (61,231)           (61,231)
                                                                    ------------        -----------
    Total shareholders' equity .....................................   1,410,192          1,348,593
                                                                    ------------        -----------
Commitments and contingencies

    Total Liabilities and Shareholders' Equity ..................... $ 2,510,912         $2,342,556
                                                                    ============        ===========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



(Unaudited)
                                                                                             For the Six Months Ended
                                                                                                  September 30,
                                                                                     -------------------------------------------
                                                                                          2001                        2000
                                                                                     ---------------              --------------
Cash flows from operating activitities
  Net income                                                                          $ 56,888                    $ 54,660
  Adjustments to reconcile net income to net cash from operating activities
    Depreciation and amortization                                                       55,128                      51,637
    Deferred taxes                                                                      (3,146)                     (3,146)
    Changes in operating assets and liabilities
      Decrease (increase) in assets
        Accounts receivable                                                             22,111                         (83)
        Inventories                                                                    (49,719)                    (59,639)
        Other assets                                                                    (2,322)                        537
      Increase (decrease) in liabilities
        Accounts payable                                                               (14,428)                     10,069
        Accrued expenses and other liabilities                                          49,744                     (19,521)
                                                                                     ---------                    --------
    Net cash provided by operating activities                                          114,256                      34,514
                                                                                     ---------                    --------
Cash flows from investing activities
  Purchases of property and equipment                                                  (39,319)                    (29,328)
  Acquisition of businesses, net of cash acquired                                     (205,061)                          -
                                                                                     ---------                    --------
    Net cash used in investing activities                                             (244,380)                    (29,328)
                                                                                     ---------                    --------
Cash flows from financing activities
  Payments on long-term debt                                                           (25,167)                    (25,000)
  Proceeds from the exercise of employee stock options                                   4,513                          11
  Purchase of treasury shares                                                                -                     (35,051)
  Short-term bank borrowings (repayments)                                               18,272                        (523)
                                                                                     ---------                    --------
    Net cash used in financing activities                                               (2,382)                    (60,563)
                                                                                     ---------                    --------
    Net increase (decrease) in cash                                                   (132,506)                    (55,377)
Cash and cash equivalents, beginning of period                                         318,431                     309,397
                                                                                     ---------                    --------
Cash and cash equivalents, end of period                                             $ 185,925                   $ 254,020
                                                                                     =========                    ========



      See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (dollar amounts in thousands)

(Unaudited)
                                                                       Capital in              Accumulated
                                                   Ordinary Shares       excess                   other                   Total
                                            -------------------------    of par     Retained  comprehensive  Treasury shareholders'
                                             Outstanding       Amount    value      earnings  income (loss)   shares      equity
                                            ----------------  -------  -----------  -------- --------------  -------- -------------
Balance, March 31, 2000 .......................  94,830,638   $ 948   $584,920     $691,270          $ 576   $     -   $ 1,277,714
   Net income .................................           -       -          -      130,961              -         -       130,961
   Foreign currency translation ...............           -       -          -            -         (3,119)        -        (3,119)
   Exercise of employee stock options .........     338,764       4      3,706            -              -         -         3,710
   Tax benefits from exercise of stock
     options ..................................           -       -        558            -              -         -           558
   Purchase of treasury shares ................  (6,192,600)      -          -            -              -   (61,231)      (61,231)
                                               ------------   -----  ---------     --------       --------  --------   -----------
Balance, March 31, 2001 .......................  88,976,802     952    589,184      822,231         (2,543)  (61,231)    1,348,593
   Net income .................................           -       -          -       56,888              -         -        56,888
   Foreign currency translation ...............           -       -          -            -            407         -           407
   Change in fair value of hedging instruments            -       -          -            -         (1,247)        -         (1,24)
   Exercise of employee stock options .........     515,705       5      4,508            -              -         -         4,513
   Tax benefits from exercise of stock
      options .................................           -       -      1,038            -              -         -         1,038
                                               ------------   -----  ---------     --------       --------  --------   -----------
Balance, September 30, 2001 (Unaudited) .......  89,492,507   $ 957   $594,730     $879,119       $ (3,383) $(61,231)  $ 1,410,192
                                               ============   =====  =========    =========       ========  ========   ===========




     Comprehensive income consists of net income, foreign currency translation and unrealized gains and losses on hedging instruments and totaled $56,048 for the six months ended September 30, 2001 and $127,842 for the fiscal year ended March 31, 2001.

      See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (dollar amounts in thousands)

Note 1 - Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Tommy Hilfiger Corporation ("THC" or the "Company"; unless the context indicates otherwise, all references to the "Company" include THC and its subsidiaries) in a manner consistent with that used in the preparation of the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, as filed with the Securities and Exchange Commission (the "Form 10-K"). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

     Operating results for the six-month and three-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002, as the Company's business is impacted by the general seasonal trends characteristic of the apparel and retail industries as well as other factors. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

     The financial statements as of and for the six-month and three-month periods ended September 30, 2001 and 2000 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 2001, as presented, has been derived from the Consolidated Balance Sheet as of March 31, 2001 included in the Form 10-K.

Note 2 - Acquisition of European Licensee

     On June 29, 2001, THC and Tommy Hilfiger (Eastern Hemisphere) Limited, a wholly owned subsidiary of THC ("THEH"), entered into a stock purchase agreement with TH Europe Holdings Limited, a related party ("TH Europe Holdings"), pursuant to which THEH agreed to acquire from TH Europe Holdings all of the issued and outstanding shares of capital stock of T.H. International N.V., the owner of the Company's European licensee, for a cash purchase price of $200,000 (such transaction being referred to herein as the "TH Europe Acquisition"). The TH Europe Acquisition was completed on July 5, 2001 and was funded using available cash.

     The TH Europe Acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of the acquired companies are included in the consolidated results of the Company from the date of the acquisition. The purchase price has been allocated as follows:


Cash                                                         $   1,728
Accounts receivable                                             16,944
Inventories                                                     30,540
Other current assets                                             6,769
Property, plant and equipment                                   15,508
Indefinite lived intangible assets, including goodwill         216,426
Other assets                                                        94
Short-term bank borrowings                                     (42,629)
Accounts payable                                                (5,965)
Accrued expenses and other current liabilities                 (17,478)
Long-term debt                                                  (1,273)
Deferred tax liability                                         (11,925)
Other liabilities                                               (1,950)
                                                            -----------
Total Purchase Price                                         $ 206,789
                                                            ===========


     The Company has applied the provisions of FASB Statement No. 141, "Business Combinations", and certain provisions of FASB Statement No. 142, "Goodwill and Other Intangible Assets", to the TH Europe Acquisition. See Note 9 below.

Note 3 - Credit Facilities

     The Company's principal credit facilities consist of $250,000 of 6.50% notes maturing on June 1, 2003 (the "2003 Notes"), $200,000 of 6.85% notes maturing on June 1, 2008 (the "2008 Notes") and term and revolving credit facilities which expire on March 31, 2003 (the "Credit Facilities"). The 2003 Notes and the 2008 Notes (collectively, the "Notes") were issued by Tommy Hilfiger U.S.A., Inc. ("TH USA") and guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

     The Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility, of which $85,000 remained outstanding as of September 30, 2001. The revolving credit facility is available for letters of credit, working capital and other general corporate purposes. As of September 30, 2001, $104,980 of the available borrowings under the revolving credit facility had been used to open letters of credit and $20,000 had been borrowed and remained outstanding. Borrowings under the Credit Facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.62% and 5.00% as of, and for the six-month period ended, September 30, 2001, respectively, and 7.31% and 7.09% as of, and for the six-month period ended September 30, 2000, respectively.

     Borrowings under the term loan facility are repayable in quarterly installments totaling $50,000 in fiscal 2002 and $60,000 in fiscal 2003.

     The Credit Facilities contain a number of covenants that, among other things, restrict the ability of subsidiaries of THC to dispose of assets, incur additional indebtedness, create liens on assets, pay dividends or make other payments in respect of capital stock, make investments, loans and advances, engage in transactions with affiliates, enter into certain sale and leaseback transactions, engage in mergers or consolidations or change the businesses conducted by them. The Credit Facilities also restrict the ability of THC to create liens on assets or enter into certain sale and leaseback transactions. Under the Credit Facilities, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that, in the aggregate, exceed 33% of the Company's cumulative consolidated net income, commencing with the fiscal year ended March 31, 1998, less certain deductions. In addition, under the Credit Facilities, THC and TH USA are required to comply with and maintain specified financial ratios and tests (based on the Company's consolidated financial results), including, without limitation, an interest expense coverage ratio, a maximum leverage ratio and a minimum consolidated net worth test.

     The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of, and for the twelve-month period ended, September 30, 2001.

     Certain of the Company's non-U.S. subsidiaries have separate credit facilities for working capital or trade financing purposes. In addition to short-term borrowings of $60,901, as of September 30, 2001 these subsidiaries were contingently liable for unexpired bank letters of credit of $11,201 related to commitments of these subsidiaries to suppliers for the purchase of inventory.

Note 4 - Condensed Consolidating Financial Information

     The Notes discussed in Note 3 were issued by TH USA and guaranteed by THC. Accordingly, condensed consolidating balance sheets as of September 30, 2001 and March 31, 2001, and the related condensed consolidating statements of operations and cash flows for each of the six-month periods ended September 30, 2001 and 2000 are provided. The operations of TH USA, excluding its subsidiaries, consist of the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries, including amortization of intangibles (including goodwill). The non-guarantor subsidiaries of TH USA consist of the Company's U.S. retail, licensing and other wholesale divisions, as well as the Company's Canadian operations. Such operations contributed net revenue of $583,180 and $613,858 for the six-month periods ended September 30, 2001 and 2000, respectively. The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations, as well as the Company's European operations. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA's and THC's results reflect 100% of the earnings of their respective subsidiaries in each of the years presented.

Condensed Consolidating Statements of Operations
Six Months Ended September 30, 2001

                                                                                      Parent
                                               Subsidiary                             Company
                                                 Issuer         Non-Guarantor        Guarantor
                                                (TH USA)         Subsidiaries          (THC)        Eliminations        Total
                                              --------------   -----------------    ------------    -------------    ------------
Net revenue                                        $288,683           $ 681,083             $ -        $ (67,636)       $ 902,130
Cost of goods sold                                  198,955             338,955               -          (26,006)         511,904
                                              --------------   -----------------    ------------    -------------    ------------
Gross profit                                         89,728             342,128               -          (41,630)         390,226
                                              --------------   -----------------    ------------    -------------    ------------
Depreciation and amortization                        31,396              23,348               -                -           54,744
Other operating expenses                             86,962             206,558          (2,879)         (35,845)         254,796
                                              --------------   -----------------    ------------    -------------    ------------
Total operating expenses                            118,358             229,906          (2,879)         (35,845)         309,540
                                              --------------   -----------------    ------------    -------------    ------------
Income/(loss) from operations                       (28,630)            112,222           2,879           (5,785)          80,686
Interest expense                                     18,129                 735               -                -           18,864
Interest income                                       1,762               3,319           1,194                -            6,275
Intercompany interest expense/(income)               45,045              (7,357)        (37,688)               -                -
                                              --------------   -----------------    ------------    -------------    ------------
Income/(loss) before taxes                          (90,042)            122,163          41,761           (5,785)          68,097
Provision/(benefit) for income taxes                (26,833)             34,487           3,555                -           11,209

Equity in net earnings of
  unconsolidated subsidiaries                        52,325                   -          21,574          (73,899)               -
                                              --------------   -----------------    ------------    -------------    ------------
Net income/(loss)                                 $ (10,884)           $ 87,676         $59,780        $ (79,684)        $ 56,888
                                              ==============   =================    ============    =============    ============


Condensed Consolidating Statements of Operations
Six Months Ended September 30, 2000

                                                                                       Parent
                                                Subsidiary                             Company
                                                  Issuer          Non-Guarantor       Guarantor
                                                 (TH USA)         Subsidiaries          (THC)        Eliminations        Total
                                              ---------------    ----------------    ------------    --------------   -------------
Net revenue                                        $ 362,182           $ 651,517             $ -         $ (80,520)      $ 933,179
Cost of goods sold                                   230,369             357,628               -           (38,538)        549,459
                                              ---------------    ----------------    ------------    --------------   ------------
Gross profit                                         131,813             293,889               -           (41,982)        383,720

Depreciation and amortization                         32,037              19,135               -                 -          51,172
Other operating expenses                              97,107             192,614          (3,815)          (40,607)        245,299
                                              ---------------    ----------------    ------------    --------------   ------------
Total operating expenses                             129,144             211,749          (3,815)          (40,607)        296,471

Income/(loss) from operations                          2,669              82,140           3,815            (1,375)         87,249

Interest expense                                      21,162                  24               -                 -          21,186
Interest income                                        1,199               3,541           3,971                 -           8,711
Intercompany interest expense/(income)                43,367              (3,777)        (39,590)                -               -
                                              ---------------    ----------------    ------------    --------------   ------------
Income/(loss) before taxes                           (60,661)             89,434          47,376            (1,375)         74,774

Provision/(benefit) for income taxes                 (11,907)             28,183           3,838                 -          20,114

Equity in net earnings of
  unconsolidated subsidiaries                         38,549                   -          12,950           (51,499)              -
                                              ---------------    ----------------    ------------    --------------   ------------
Net income/(loss)                                  $ (10,205)           $ 61,251         $56,488         $ (52,874)       $ 54,660
                                              ===============    ================    ============    ==============   ============


Condensed Consolidating Balance Sheets
September 30, 2001

                                                                                      Parent
                                                     Subsidiary                      Company
                                                       Issuer        Non-Guarantor  Guarantor
                                                      (TH USA)       Subsidiaries     (THC)        Eliminations      Total
                                                     -------------  --------------  ------------  -------------- --------------
Assets
  Current Assets
    Cash and cash equivalents                            $ 43,202       $ 125,638      $ 17,085             $ -      $ 185,925
    Accounts receivable                                    83,706         148,541             -               -        232,247
    Inventories                                            83,033         211,169             -          (8,495)       285,707
    Other current assets                                   17,460          78,753         1,353               -         97,566
                                                     -------------  --------------  ------------  -------------- -------------
        Total current assets                              227,401         564,101        18,438          (8,495)       801,445

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization               157,480         143,289             -               -        300,769
Intangible assets, net of accumulated amortization      1,164,423         241,142             -             250      1,405,815
Investment in subsidiaries                                486,011               -       401,607        (887,618)             -
Other assets                                                  504           2,377             -               2          2,883
                                                     -------------  --------------  ------------  -------------- -------------

        Total Assets                                   $2,035,819       $ 950,909     $ 420,045      $ (895,861)   $ 2,510,912
                                                     =============  ==============  ============  ============== =============

Liabilities and Shareholders' Equity
  Current liabilities                                         $ -        $ 60,901           $ -             $ -       $ 60,901
    Current portion of long-term debt                      75,000               -             -               -         75,000
    Accounts payable                                       10,642          19,523             -               -         30,165
    Accrued expenses and other current liabilities         81,770         156,097           562             182        238,611
    Intercompany payable/(receivable)                   1,013,176        (172,893)     (842,176)          1,893              -
                                                     -------------  --------------  ------------  -------------- -------------
        Total current liabilities                       1,180,588          63,628      (841,614)          2,075        404,677


Long-term debt                                            479,558           1,198             -               -        480,756
Deferred tax liability                                    210,849              53             -               -        210,902
Other liabilities                                              32           4,352             -               1          4,385
Shareholders' equity                                      164,792         881,678     1,261,659        (897,937)     1,410,192
                                                     -------------  --------------  ------------  -------------- -------------

       Total Liabilities and Shareholders' Equity      $2,035,819       $ 950,909     $ 420,045      $ (895,861)   $ 2,510,912
                                                     =============  ==============  ============  ============== =============

Condensed Consolidating Balance Sheets
March 31, 2001

                                                                                        Parent
                                                    Subsidiary                          Company
                                                      Issuer         Non-Guarantor     Guarantor
                                                     (TH USA)         Subsidiaries       (THC)       Eliminations       Total
                                                    --------------  ----------------- ------------  -------------- --------------
Assets
  Current Assets
    Cash and cash equivalents                            $ 45,001          $ 173,171     $100,259             $ -      $ 318,431
    Accounts receivable                                   105,716            131,698            -               -        237,414
    Inventories                                            76,511            133,720            -          (4,785)       205,446
    Other current assets                                   14,715             74,157        1,579             (98)        90,353
                                                    --------------  ----------------- ------------  -------------- -------------
        Total current assets                              241,943            512,746      101,838          (4,883)       851,644

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization               170,398            111,284            -               -        281,682
Intangible assets, net of accumulated amortization      1,181,259             24,849            -             250      1,206,358
Investment in subsidiaries                                433,686                  -      380,033       (813,719)              -
Other assets                                                  469              2,397            -               6          2,872
                                                    --------------  ----------------- ------------  -------------- -------------

        Total Assets                                  $ 2,027,755          $ 651,276     $481,871       $(818,346)   $ 2,342,556
                                                    ==============  ================= ============  ============== =============

Liabilities and Shareholders' Equity
  Current liabilities
    Current portion of long-term debt                    $ 50,000                $ -          $ -             $ -       $ 50,000
    Accounts payable                                       20,813             17,815            -               -         38,628
    Accrued expenses and other current liabilities         56,334            114,511          821             (26)       171,640
    Intercompany payable/(receivable)                     982,480           (266,097)    (716,316)            (67)         -
                                                    --------------  ----------------- ------------  -------------- -------------
        Total current liabilities                       1,109,627           (133,771)    (715,495)            (93)       260,268


Long-term debt                                            529,495                  -            -               -        529,495
Deferred tax liability                                    213,995            (11,872)           -               -        202,123
Other liabilities                                               -              2,078            -              (1)         2,077
Shareholders' equity                                      174,638            794,841    1,197,366        (818,252)     1,348,593
                                                    --------------  ----------------- ------------  -------------- -------------

       Total Liabilities and Shareholders' Equity     $ 2,027,755          $ 651,276     $481,871       $(818,346)   $ 2,342,556
                                                    ==============  ================= ============  ============== =============

Condensed Consolidating Statements of Cash Flows
Six Months Ended September 30, 2001

                                                                                           Parent
                                                            Subsidiary                    Company
                                                              Issuer       Non-Guarantor Guarantor
                                                             (TH USA)      Subsidiaries    (THC)      Eliminations      Total
                                                           --------------  ------------  -----------  -------------  ------------
Cash flows from operating activities
    Net income/(loss)                                          $ (10,884)     $ 87,676     $ 59,780      $ (79,684)     $ 56,888
    Adjustments to reconcile net income to net cash provided
      by operating activities
        Depreciation and amortization                             31,396        23,732            -              -        55,128
        Deferred taxes                                            (3,146)            -            -              -        (3,146)
        Changes in operating assets and liabilities               64,769        60,725     (125,893)         5,785         5,386
                                                           --------------  ------------  -----------  -------------  ------------
        Net cash provided by/(used in) operating activities       82,135       172,133      (66,113)       (73,899)      114,256
                                                           --------------  ------------  -----------  -------------  ------------
Cash flows from investing activities
    Purchases of property and equipment                           (6,609)      (32,710)           -              -       (39,319)
    Acquisition of businesses net of cash acquired                     -      (205,061)           -              -      (205,061)
    Net activity in investment in subsidiaries                   (52,325)            -      (21,574)        73,899             -
                                                           --------------  ------------  -----------  -------------  ------------
        Net cash (used in)/provided by investing activities      (58,934)     (237,771)     (21,574)        73,899      (244,380)
                                                           --------------  ------------  -----------  -------------  ------------
Cash flows from financing activities
    Payments on long-term debt                                   (25,000)         (167)           -              -       (25,167)
    Proceeds from the exercise of stock options                        -             -        4,513              -         4,513
    Short-term bank borrowings                                         -        18,272            -              -        18,272
                                                           --------------  ------------  -----------  -------------  ------------
        Net cash provided by/(used in) financing activities      (25,000)       18,105        4,513              -        (2,382)
                                                           --------------  ------------  -----------  -------------  ------------
        Net increase/(decrease) in cash                           (1,799)      (47,533)     (83,174)             -      (132,506)

Cash and cash equivalents, beginning of period                    45,001       173,171      100,259              -       318,431
                                                           --------------  ------------  -----------  -------------  ------------
Cash and cash equivalents, end of period                        $ 43,202     $ 125,638     $ 17,085            $ -     $ 185,925
                                                           ==============  ============  ===========  =============  ============

Condensed Consolidating Statements of Cash Flows
Six Months Ended September 30, 2000

                                                                                               Parent
                                                                 Subsidiary                   Company
                                                                   Issuer      Non-Guarantor  Guarantor
                                                                  (TH USA)     Subsidiaries    (THC)      Eliminations    Total
                                                                 -----------   -----------   -----------  -----------  ------------
Cash flows from operating activities
    Net income/(loss)                                             $ (10,205)     $ 51,139     $ 56,488     $ (42,762)     $ 54,660
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization                                32,037        19,600            -             -        51,637
        Deferred taxes                                               (3,146)            -            -             -        (3,146)
        Changes in operating assets and liabilities                  12,682       (40,307)     (42,387)        1,375       (68,637)
                                                                 -----------   -----------  -----------   -----------  ------------
        Net cash provided by operating activities                    31,368        30,432       14,101       (41,387)       34,514
                                                                 -----------   -----------  -----------   -----------  ------------
Cash flows from investing activities
    Purchases of property and equipment                              (8,213)      (21,115)           -             -       (29,328)
    Net activity in investment in subsidiaries                      (28,437)            -      (12,950)       41,387             -
                                                                 -----------   -----------  -----------   -----------  ------------
        Net cash (used in)/provided by investing activities         (36,650)      (21,115)     (12,950)       41,387       (29,328)
                                                                 -----------   -----------  -----------   -----------  ------------
Cash flows from financing activities
    Payments on long-term debt                                      (25,000)            -            -             -       (25,000)
    Proceeds from the exercise of stock options                           -             -           11             -            11
    Purchase of treasury shares                                           -             -      (35,051)            -       (35,051)
    Repayments of short-term bank borrowings                              -          (523)           -             -          (523)
    Capital contribution                                             50,000             -      (50,000)            -             -
                                                                 -----------   -----------  -----------   -----------  ------------
        Net cash used in financing activities                        25,000          (523)     (85,040)            -       (60,563)
                                                                 -----------   -----------  -----------   -----------  ------------
        Net decrease in cash                                         19,718         8,794      (83,889)            -       (55,377)

Cash and cash equivalents, beginning of period                       25,500       115,756      168,141             -       309,397
                                                                 -----------   -----------  -----------   -----------  ------------
Cash and cash equivalents, end of period                          $  45,218      $124,550     $ 84,252           $ -      $254,020
                                                                 ===========   ===========  ===========   ===========  ============



Note 5 - Segment Reporting

     The Company has three reportable segments: Wholesale, Retail and Licensing. The Company's reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segment consists of the design and sourcing of men's sportswear and jeanswear, women's casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment reflects the operations of the Company's outlet and specialty stores, and the flagship stores through February 2001 (see Note 6 below). The Licensing segment consists of the operations of licensing the Company's trademarks for specified products in specified geographic areas. The Company evaluates performance and allocates resources based on segment profits. The accounting policies of the reportable segments are the same as those described in Note 1, "Summary of Significant Accounting Policies", to the Consolidated Financial Statements included in the Form 10-K. Segment profits are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses. Excluded from segment profits, however, are the vast majority of executive compensation, marketing, brand image marketing costs associated with its flagship stores (through February 2001), amortization of intangibles (including goodwill) and interest costs. Financial information for the Company's reportable segments is as follows:


                                              Wholesale               Retail         Licensing           Total
                                             -------------         -------------    -------------    ---------------
Six Months Ended September 30, 2001
---------------------------------------------
Total segment revenue                           $ 697,511             $ 176,089         $ 57,424          $ 931,024
Segment profits                                    67,243                34,128           34,706            136,077
Depreciation and amortization
  included in segment profits                      25,870                 5,192              421             31,483

Six Months Ended September 30, 2000
---------------------------------------------
Total segment revenue                           $ 736,682             $ 165,145         $ 62,687          $ 964,514
Segment profits                                    78,305                35,833           36,988            151,126
Depreciation and amortization
  included in segment profits                      25,046                 3,633              502             29,181



                                               Wholesale             Retail          Licensing           Total
                                              ------------         -------------    -------------    ---------------
Three Months Ended September 30, 2001
------------------------------------------
Total segment revenue                           $ 428,117              $103,833         $ 29,677          $ 561,627
Segment profits                                    51,436                22,837           18,525             92,798
Depreciation and amortization
  included in segment profits                      12,872                 2,920              223             16,015

Three Months Ended September 30, 2000
------------------------------------------
Total segment revenue                           $ 418,579              $ 97,359         $ 32,587          $ 548,525
Segment profits                                    57,142                22,395           20,103             99,640
Depreciation and amortization
  included in segment profits                      12,552                 1,806              251             14,609



     A reconciliation of total segment revenue to consolidated net revenue is as follows:

                                            Six Months Ended September 30,             Three Months Ended September 30,
                                          -------------------------------------     ---------------------------------------
                                              2001                  2000                  2001                  2000
                                          ---------------     -----------------     -----------------     -----------------
Total segment revenue                            931,024          $964,514                    561,627          $548,525
Intercompany revenue                             (28,894)          (31,335)                   (15,185)          (15,224)
                                         ---------------         ---------              -------------          --------
Consolidated net revenue                         902,130          $933,179                    546,442          $533,301
                                         ===============         =========              =============          ========

     Intercompany revenue represents buying agency commissions from consolidated subsidiaries, which is classified under Licensing for segment reporting purposes.

     A reconciliation of total segment profits to consolidated income before income taxes is as follows:


                                            Six Months Ended September 30,             Three Months Ended September 30,
                                          -------------------------------------     ---------------------------------------
                                              2001                  2000                  2001                  2000
                                          ---------------     -----------------     -----------------     -----------------
Segment profits                                $ 136,077             $ 151,126              $ 92,798              $ 99,640
Corporate expenses not allocated                  55,391                63,877                28,542                31,665
Interest expense, net                             12,589                12,475                 7,400                 6,700
                                          ---------------     -----------------     -----------------     -----------------
Consolidated income before income taxes         $ 68,097              $ 74,774              $ 56,856              $ 61,275
                                          ===============     =================     =================     =================



     The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Note 6 - Special Charges

     During the quarter ended March 31, 2000, the Company recorded a special charge of $62,153, before income taxes, principally related to the following: a redirection of the Company's full-price retail store program, which includes the closure of its flagship stores in Beverly Hills, California and London, England; the postponement of the launch of a new women's dress-up division; and the consolidation of the junior sportswear and junior jeans divisions. This charge consisted of provisions of $44,857 for the write-off of fixed assets and operating leases of the Company's flagship stores and the write-off of fixed assets related to the dress-up and junior sportswear divisions, $11,700 for inventory of the junior sportswear division and, to a lesser extent, the flagship stores, and $5,596 for severance and other costs. Inventory provisions were included in cost of sales in fiscal year 2000. As of September 30, 2001, the balance in the accrued special charge liability was $818, primarily related to liabilities of closing the Company's flagship store in Beverly Hills.

Note 7 - Share Repurchase Program

     On April 7, 2000 the Company announced that its Board of Directors authorized the repurchase of up to $150,000 of its outstanding shares over a period of up to 18 months using available cash. Under this share repurchase program, the Company repurchased 6,192,600 shares at an aggregate cost of $61,231. In connection with the TH Europe Acquisition (as defined in Note 2 above), the Company's Board of Directors terminated the remaining portion of the share repurchase program, effective June 28, 2001.

Note 8 - Earnings Per Share

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

     A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

                                                       Six Months Ended September 30,       Three Months Ended September 30,
                                                       -------------------------------    ------------------------------------
                                                            2001            2000             2001                  2000
                                                       ----------------  -------------    --------------     -----------------
Weighted average shares outstanding                         89,150,000     92,577,000       89,292,000            91,802,000
Net effect of dilutive stock options based on the
    treasury stock method using average market price           549,000        104,000          480,000               180,000
                                                       ----------------  -------------    --------------     -----------------
Weighted average share and share equivalents
    outstanding                                             89,699,000     92,681,000       89,772,000            91,982,000
                                                       ================  =============    ==============     =================



     Options to purchase 4,517,380 shares at September 30, 2001 and 9,078,013 shares at September 30, 2000 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Ordinary Shares.

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

     The Company seeks to protect against adverse movements in foreign currency which might affect certain firm commitments or anticipated cash flows. These include the purchase of inventory and capital expenditures, and the collection of foreign royalty payments. The Company enters into forward contracts, generally with maturities of up to 15 months, to sell or purchase foreign currency in order to hedge against such risks. Forward contracts used for the purchase of inventory and capital expenditures are designated as fair value hedging instruments and forward contracts used in the collection of foreign royalty payments are designated as cash flow hedging instruments. The Company does not use financial instruments for speculative or trading purposes. At September 30, 2001, the Company had contracts to exchange foreign currencies, principally, the Japanese yen, the Canadian dollar, the Euro and the Pound Sterling having a total notional amount of $58,426. The unrealized loss associated with these contracts at September 30, 2001 was $1,247. Gains or losses on such forward contracts are recognized in other comprehensive income on a mark-to-market basis and, ultimately, in earnings at the time the underlying hedge transaction is completed or recognized in earnings. Because the Company only enters into fair value hedging instruments and cash flow hedging instruments and due to the limited use of derivative instruments, the adoption of SFAS 133 did not have a significant effect on the Company's results of operations or its financial position.

     In May 2001, the FASB's Emerging Issues Task Force ("EITF") reached consensus on EITF 00-25, "Vendor Income Statement Characterizations of Consideration from a Vendor to a Retailer"("EITF 00-25"). This issue addresses when consideration from a vendor to a retailer (i) in connection with the retailer's purchase of the vendor's products or (ii) to promote sales of the vendor's products by the retailer should be classified in the vendor's income statement as a reduction of revenue. EITF 00-25 is applicable for fiscal quarters beginning after December 15, 2001 and requires reclassification of prior periods. The impact of this consensus is expected to result in an immaterial reclassification on the Company's statement of operations.

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

     In late July 2001, the FASB also released SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement is effective for fiscal years beginning after December 15, 2001 and may not be retroactively applied to financial statements of prior periods. The Company has applied certain provisions of FASB 142 as it pertains to business combinations for which the acquisition date is after June 30, 2001. Accordingly, the goodwill and indefinite lived intangible assets associated with the TH Europe Acquisition will not be amortized. The Company will continue to amortize goodwill and intangible assets that existed prior to June 30, 2001 until the full adoption of SFAS 142. SFAS 142 requires that goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives not be amortized but that they be tested for impairment at least annually. Additionally, SFAS 142 provides new criteria for performing impairment tests on goodwill and intangible assets with indefinite useful lives, and requires that such tests on goodwill and indefinite lived intangibles be performed within six months and three months, respectively, upon adoption.

     The Company has applied the provisions of SFAS 141 to the TH Europe Acquisition, since it was completed after June 30, 2001. Under this statement, approximately $156,799 of goodwill and $59,627 of indefinite lived intangibles, principally related to the acquired trademark rights, will not be amortized and will continue to be evaluated for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), or APB 17 ,"Intangible Assets", until the date that SFAS 142 is fully adopted. The Company plans to adopt SFAS 142 on April 1, 2002, as required.

     Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the full adoption of SFAS 142. With respect to the Company's acquisition of its womenswear, jeanswear and Canadian licensees on May 8, 1998, the Company expects to have unamortized goodwill and other intangibles of approximately $611,290 and $560,536, respectively, and deferred tax liabilities of $230,837, at the date of such adoption. Such intangibles will be subject to the provisions of SFAS 142. Amortization expense related to goodwill and other intangibles was $16,974 and $17,558, respectively, for the year ended March 31, 2001. Upon adoption, the Company will no longer amortize existing goodwill or trademark rights, which are classified as indefinite life assets or related deferred tax liabilities. The combined effect of these adjustments is expected to be a reduction in operating expenses of approximately $32,000 per year and an increase in income tax expense of approximately $6,000 per year. Any impairment loss recognized on the date of adoption will be recorded as a cumulative effect of a change in accounting principle. Because of the complexity involved in adopting certain provisions of SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands)

General

     The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes thereto which are included herein.

Results of Operations

     The following table sets forth the Condensed Consolidated Statements of Operations data as a percentage of net revenue.



                                 Six Months Ended September 30,          Three Months Ended September 30,
                              -------------------------------------   ------------------------------------
                                     2001              2000                  2001             2000
                                   ----------        ---------             ---------        --------
Net revenue                             100.0%           100.0%                100.0%          100.0
Cost of goods sold                       56.7             58.9                  56.4            58.0
                                    ----------        ---------             ---------       ---------
Gross profit                             43.3             41.1                  43.6            42.0

Depreciation and amortization             6.1              5.5                   5.2             4.8
Other SG&A expenses                      28.3             26.3                  26.6            24.4
                                    ----------        ---------             ---------       ---------
Total operating expenses                 34.4             31.8                  31.8            29.2
                                    ----------        ---------             ---------       ---------
Income from operations                    8.9              9.3                  11.8            12.8
Interest expense, net                     1.4              1.3                   1.4             1.3
                                    ----------        ---------             ---------       ---------
Income before taxes                       7.5              8.0                  10.4            11.5
Provision for income taxes                1.2              2.1                   1.6             3.1
                                    ----------        ---------             ---------       ---------
Net income                                6.3              5.9                   8.8             8.4
                                    ==========        =========             =========       =========


     On July 5, 2001, the Company acquired its European licensee ("Tommy Europe") for a purchase price of $200 million, funded using available cash. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Tommy Europe are included in the consolidated results of the Company from the date of the acquisition. The business of Tommy Europe includes both wholesale distribution as well as the operation of retail stores. In addition, this acquisition results in a reduction in licensing segment revenue as the Company's royalties from Tommy Hilfiger Europe are eliminated in consolidation subsequent to the acquisition.

           Six Months Ended September 30, 2001 Compared to Six Months
                            Ended September 30, 2000


     Net revenue decreased 3.3% to $902,130 in the six months ended September 30, 2001 from $933,179 in the corresponding period in fiscal 2001. This decrease was due to decreases in the Company's Wholesale and Licensing segments offset, in part, by an increase in the Retail segment, as outlined below.

                         Six Months Ended September 30,
                     ---------------------------------------     % Increase
                           2001                  2000            /(Decrease)
                     -----------------     -----------------    -------------
Wholesale                   $ 697,511             $ 736,682         (5.3)%
Retail                        176,089               165,145          6.6%
Licensing                      28,530                31,352         (9.0)%
                     -----------------     -----------------    -------------
Total                       $ 902,130             $ 933,179         (3.3)%
                     =================     =================    =============

     Within the Wholesale segment, menswear sales decreased 8.6% (to $319,012 from $348,946) and childrenswear sales decreased 17.6% (to $137,654 from $167,085). These decreases were partially offset by an increase in womenswear sales of 9.2% (to$240,945 from $220,651). Each of the Wholesale divisions benefited from the addition of Tommy Europe in the second quarter of fiscal year 2002. The decline in Wholesale revenue was entirely due to volume reductions in the U.S., reflecting the Company's efforts to balance supply and demand and a decrease in sales through off-price channels.

    The improvement in the Company's Retail segment was due to an increase in the number of stores and the expansion of certain stores into larger formats offset, in part, by a decrease in sales at existing stores. Management believes that the decrease at existing stores was due to reduced customer traffic and softer economic conditions. At September 30, 2001, the Company operated 145 retail stores, including 15 in Tommy Europe, as compared to 95 stores at September 30, 2000. Retail stores opened or acquired since September 30, 2000 contributed $24,670 of net revenue during the six months ended September 30, 2001.

     Revenue from the Licensing segment consists of third party licensing royalties and buying agency commissions. Licensing segment revenue decreased in the first six months of fiscal 2002 due to the elimination of royalties and buying agency commissions from Tommy Europe in the second quarter of fiscal 2002. New products introduced under licenses entered into since September 30, 2000 contributed a de minimus amount of revenue during the first six months of fiscal year 2002.

     Gross profit as a percentage of net revenue increased to 43.3% in the first six months of fiscal 2002 from 41.1% in the first six months of fiscal 2001. The increase was mainly due to overall better sell-throughs at retail, led by the womenswear component, the contribution of Tommy Europe, a higher gross margin in the Company's Retail segment and a higher contribution to total revenue of the Retail segment, which generates a higher gross margin than the Wholesale segment.

     Operating expenses increased to $309,540, or 34.4% of net revenue, in the first six months of fiscal 2002 from $296,471, or 31.8% of net revenue, in the corresponding period of fiscal 2001. This increase was entirely due to the acquisition of Tommy Europe and the increased expenses associated with retail stores opened and expanded since last year. Expense increases were partially offset by savings resulting from the Company's divisional consolidations and other streamlining efforts.

     Interest expense, net of interest income, increased to $12,589 in the first six months of fiscal year 2002 from $12,475 in the corresponding period last year. The increase from 2001 to 2002 was primarily due to, lower interest rates on invested cash balances, as well as lower average cash balances, in fiscal year 2002 as compared to the first six months of fiscal year 2001. This increase was partially offset by a reduction in the Company's long-term debt balance and lower rates on the Credit Facilities.

    The provision for income taxes decreased to 16.5% of income before taxes in the six-month period ended September 30, 2001 from 26.9% in the corresponding period last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject.

                Three Months Ended September 30, 2001 Compared to
                     Three Months Ended September 30, 2000

     Net revenue increased 2.5% to $546,442 in the three months ended September 30, 2001 from $533,301 in the corresponding period in fiscal 2001. This increase was due to an increase in the Company's Wholesale and Retail segments offset, in part, by a decrease in the Licensing segment, as outlined below.


                      Three Months Ended September 30,
                    -------------------------------------    % Increase
                        2001                 2000            /(Decrease)
                    --------------     ------------------   -------------
Wholesale               $ 428,117              $ 418,579         2.3 %
Retail                    103,833                 97,359         6.7 %
Licensing                  14,492                 17,363       (16.5)%
                    --------------     ------------------   ----------
Total                   $ 546,442              $ 533,301         2.5 %
                    ==============     ==================   ==========


     The increase in Wholesale segment sales was due primarily to an increase in womenswear sales of 23.0% (to $157,448 from $128,053). This was partially offset by decreases in menswear sales of 2.5% (to $190,005 from $194,928) and childrenswear sales of 15.6% (to $80,664 from $95,597). Each of the wholesale divisions benefited from the addition of Tommy Europe in the second quarter of fiscal year 2002, which more than offset the effect of volume reductions in the U.S., reflecting the Company's efforts to balance supply and demand and a decrease in sales through off-price channels.

    The improvement in the Company's Retail segment was due to an increase in the number of stores and the expansion of certain stores into larger formats offset, in part, by a decrease in sales at existing stores. Management believes that the decrease at existing stores was due to reduced customer traffic and softer economic conditions. At September 30, 2001, the Company operated 145 retail stores, including 15 in Tommy Europe, as compared to 95 stores at September 30, 2000. Retail stores opened or acquired since September 30, 2000 contributed $16,666 of net revenue during the quarter ended September 30, 2001.

     Revenue from the Licensing segment consists of third party licensing royalties and buying agency commissions. Licensing segment revenue decreased in the second quarter of fiscal 2002 compared to the same period last year due to the elimination of royalties and buying agency commissions from Tommy Europe in the fiscal 2002 quarter. New products introduced under licenses entered into since September 30, 2000 contributed a de minimus amount of revenue in the second quarter of fiscal year 2002.

     Gross profit as a percentage of net revenue increased to 43.6% in the second quarter of fiscal 2002 from 42.0% in the second quarter of fiscal 2001. The increase was mainly due to overall better sell-throughs at retail, led by the womenswear component, the contribution of Tommy Europe, significantly higher gross margins in the Company's Retail segment and a higher contribution to total revenue of the Retail segment, which generates a higher gross margin than the Wholesale segment.

     Operating expenses increased to $174,228, or 31.8% of net revenue, in the second quarter of fiscal 2002 from $155,966 or 29.2% of net revenue, in the second quarter of fiscal 2001. This increase was due entirely to the acquisition of Tommy Europe and the increased expenses associated with retail stores opened and expanded since last year. Expense increases were partially offset by savings resulting from the Company's divisional consolidations and other streamlining efforts.

     Interest expense, net of interest income, increased to $7,400 in the second quarter of fiscal year 2002 from $6,700 in the corresponding quarter last year. The increase from 2001 to 2002 was primarily due to lower interest rates on invested cash balances, as well as lower average cash balances, in fiscal year 2002 as compared to the second quarter of fiscal year 2001. This increase was partially offset by a reduction in the Company's long-term debt balance and lower rates on the Credit Facilities.

    The provision for income taxes decreased to 15.8% of income before taxes in the quarter ended September 30, 2001 from 26.7% in the corresponding quarter last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject.

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

     The Company's cash and cash equivalents balance decreased from $318,431 at March 31, 2001 to $185,925 at September 30, 2001. As described in Note 2 to the Condensed Consolidated Financial Statements, on July 5, 2001 the Company completed the TH Europe Acquisition for $200,000 funded from existing cash. Partially offsetting this cash decrease was cash generated from operations in excess of capital expenditures and scheduled debt repayments. A detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

     Capital expenditures were $39,319 during the six months ended September 30, 2001. Capital expenditures were made principally in support of the Company's retail store openings, as well as on existing facilities and selected in-store shops and fixtured areas.

     There were no significant committed capital expenditures at September 30, 2001. The Company expects fiscal 2002 capital expenditures to approximate $90,000 to $100,000, primarily related to the construction of additional retail stores as well as maintenance or selective expansion of the Company's in-store shop and fixtured area program.

     At September 30, 2001, accrued expenses and other current liabilities included $36,804 of open letters of credit for inventory purchased. Additionally, at September 30, 2001, TH USA was contingently liable for unexpired bank letters of credit of $68,176 related to commitments of TH USA to suppliers for the purchase of inventories.

     The Company's principal credit facilities consist of $250,000 of the 2003 Notes, $200,000 of the 2008 Notes and the Credit Facilities. The Notes were issued by TH USA and guaranteed by THC. The indenture under which the Notes were issued contains restrictive covenants that are described in Note 3 to the Condensed Consolidated Financial Statements.

     The Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility, of which $85,000 remained outstanding as of September 30, 2001. The revolving credit facility is available for letters of credit, working capital and other general corporate purposes. As of September 30, 2001, $104,980 of the available borrowings under the revolving credit facility had been used to open letters of credit and $20,000 had been borrowed and remained outstanding. Borrowings under the Credit Facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.62% and 5.00% as of, and for the six-month period ended, September 30, 2001, respectively, and 7.31% and 7.09% as of, and for the six-month period ended, September 30, 2000, respectively.

     Borrowings under the term loan facility are repayable in quarterly installments totaling $50,000 in fiscal 2002 and $60,000 in fiscal 2003.

     Under the Credit Facilities, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that, in the aggregate, exceed 33% of the Company's cumulative consolidated net income, commencing with the fiscal year ended March 31, 1998, less certain deductions. The Credit Facilities contain a number of other restrictive covenants that are described in
Note 3 to the Condensed Consolidated Financial Statements.

     The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of, and for the twelve-month period ended, September 30, 2001.

     Certain of the Company's non-U.S. subsidiaries have separate credit facilities for working capital or trade financing purposes. In addition to short-term borrowings of $60,901, as of September 30, 2001 these subsidiaries were contingently liable for unexpired bank letters of credit of $11,201 related to commitments of these subsidiaries to suppliers for the purchase of inventory.

     The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions. No interest rate hedging contracts were in place as of September 30, 2001.

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

Exchange Rates

     The Company receives United States dollars for approximately 90% of its product sales. Substantially all inventory purchases from contract manufacturers throughout the world are also denominated in United States dollars; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company's inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

     The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or anticipated cash flows. These include the purchase of inventory, capital expenditures and the collection of foreign royalty payments. The Company enters into forward contracts, generally with maturities of up to 15 months, to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. At September 30, 2001, the Company had contracts to exchange foreign currencies, principally, the Japanese yen, the Canadian dollar, the Euro and the Pound Sterling having a total notional amount of $58,426. The unrealized loss associated with these contracts at September 30, 2001 was $1,247. Gains or losses on such forward contracts are recognized in other comprehensive income on a mark-to-market basis and, ultimately, in earnings at the time the underlying hedge transaction is completed or recognized in earnings.

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

     The Company has entered into settlement agreements with the plaintiffs in the Federal Action and in the State Action. As part of these agreements, the Company specifically denies any wrongdoing or any liability with regard to the claims made in the Federal Action and the State Action. The settlement agreement provides for a monetary payment, in an amount which is not material to the Company's financial position, results of operations or cash flows, to a class of plaintiffs in the Federal Action, as well as the creation of a monitoring program for factories in Saipan. The settlement must be approved by the Federal Court, and a class of plaintiffs certified. The Federal Action has been transferred to the federal judge in Saipan. Plaintiffs are presently challenging the transfer order. The judge in Saipan has scheduled the hearing on settlement approval and preliminary class certification for February 14, 2002.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 29, 2001, the Company held its Annual Meeting of Shareholders at The Sandy Lane Hotel, Sandy Lane, St. James, Barbados. There were a total of 89,488,247 Ordinary Shares entitled to vote, in person or by proxy, at the meeting.

     The following matters were voted upon and approved at the meeting:

     (i) The election of three directors to the Board of Directors of the Company for a term to expire at the 2004 Annual Meeting of Shareholders;

     (ii) A proposal to approve the Tommy Hilfiger Corporation 2001 Stock Incentive Plan; and

     (iii) A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending March 31, 2002.

     With respect to the election of directors, the following votes were cast:

         Nominee                For         Withheld Authority
         -------                ---         ------------------
         Joel J. Horowitz     76,382,186        1,245,700
         Ronald K.Y. Chao     76,384,199        1,243,687
         Simon Murray         76,379,351        1,248,535

     The other directors of the Company whose terms continued after the meeting are Silas K.F. Chou, Lawrence S. Stroll, Thomas J. Hilfiger, Lester M.Y. Ma, Joseph M. Adamko and Clinton V. Silver.

     With respect to the approval of the Tommy Hilfiger Corporation 2001 Stock Incentive Plan, 43,144,141 votes were cast in favor of the proposal and 33,985,463 votes were cast against. In addition, there were 388,581 abstentions and 109,701 broker non-votes.

     With respect to the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors, 76,768,991 votes were cast in favor of the proposal and 693,590 votes were cast against. In addition, there were 55,606 abstentions and 109,699 broker non-votes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     10. Tommy Hilfiger Corporation 2001 Stock Incentive Plan (previously filed as Appendix B to the Company's Proxy Statement dated September 21, 2001 and incorporated herein by reference).

     11.  Computation of Net Income Per Ordinary Share

(b) Reports on Form 8-K

     During the quarter ended September 30, 2001, the Company filed a Current Report on Form 8-K dated June 29, 2001 reporting matters under Item 5 thereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                 Tommy Hilfiger Corporation

Date: November 9, 2001           By: /s/  Joel J. Horowitz
      ----------------                    --------------------------
                                          Joel J. Horowitz
                                          Chief Executive Officer and President
                                          Tommy Hilfiger Corporation

Date: November 9, 2001           By: /s/  Joseph Scirocco
      ----------------                    --------------------------
                                          Joseph Scirocco
                                          Principal Accounting Officer
                                          Tommy Hilfiger Corporation

                                  EXHIBIT INDEX

Exhibit
Number        Description
------        -----------
10. Tommy Hilfiger Corporation 2001 Stock Incentive Plan (previously filed as Appendix B to the Company's Proxy Statement dated September 21, 2001 and incorporated herein by reference).

11.          Computation of Net Income Per Ordinary Share