Form 10-Q
period 2001-12-31
HILFIGER TOMMY CORP
filed 2002-02-13
CIK 888747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001
                                               -----------------

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
      (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                 Identification No.)

   11/F, Novel Industrial Building, 850-870 Lai Chi Kok Road, Cheung Sha Wan,
   --------------------------------------------------------------------------
                               Kowloon, Hong Kong
                               ------------------
                    (Address of principal executive offices)



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

                                                 Yes      X         No ________
                                                     -------------

   Ordinary Shares, $0.01 par value per share, outstanding as of February 1, 2002: 89,781,686

                           TOMMY HILFIGER CORPORATION
                               INDEX TO FORM 10-Q
                                December 31, 2001

PART I - FINANCIAL INFORMATION                                                                               Page
                                                                                                             ----
Item 1       Financial Statements

             Condensed Consolidated Statements of Operations for the three and nine months
                   ended December 31, 2001 and 2000.......................................................     3

             Condensed Consolidated Balance Sheets as of December 31, 2001 and March 31, 2001.............     4

             Condensed Consolidated Statements of Cash Flows for the nine months ended
                   December 31, 2001 and 2000.............................................................     5

             Condensed Consolidated Statements of Changes in Shareholders' Equity for the nine
                   months ended December 31, 2001 and the year ended March 31, 2001.......................     6

             Notes to Condensed Consolidated Financial Statements.........................................     7

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations........    18

Item 3       Quantitative and Qualitative Disclosures About Market Risk...................................    22

PART II - OTHER INFORMATION

Item 1       Legal Proceedings............................................................................    23

Item 6       Exhibits and Reports on Form 8-K.............................................................    23

Signatures................................................................................................    24

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                           TOMMY HILFIGER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

(Unaudited)                                                          For the Nine Months Ended        For the Three Months Ended
                                                                            December 31,                    December 31,
                                                                    ---------------------------      -----------------------------

                                                                         2001           2000             2001              2000
                                                                    ------------   ------------      ------------     ------------
Net revenue...................................................      $  1,376,923   $  1,408,938      $    474,793     $    475,759
Cost of goods sold............................................           785,348        827,120           273,444          277,661
                                                                    ------------   ------------      ------------     ------------

Gross profit..................................................           591,575        581,818           201,349          198,098
                                                                    ------------   ------------      ------------     ------------


Depreciation and amortization.................................            83,252         77,487            28,508           26,315
Other selling, general and administrative expenses............           377,741        352,908           122,945          107,609
                                                                    ------------   ------------      ------------     ------------

Total operating expenses......................................           460,993        430,395           151,453          133,924
                                                                    ------------   ------------      ------------     ------------

Income from operations........................................           130,582        151,423            49,896           64,174

Interest expense..............................................            29,447         31,560            10,583           10,374
Interest income...............................................             8,064         13,144             1,789            4,433
                                                                    ------------   ------------      ------------     ------------

Income before income taxes....................................           109,199        133,007            41,102           58,233

Provision for income taxes....................................            15,353         35,646             4,144           15,532
                                                                    ------------   ------------      ------------     ------------

Net income....................................................      $     93,846   $     97,361      $     36,958     $     42,701
                                                                    ============   ============      ============     ============

Earnings per share:

Basic earnings per share......................................      $       1.05   $       1.06      $       0.41     $       0.47
                                                                    ============   ============      ============     ============

Weighted average shares outstanding...........................            89,307         91,858            89,622           90,421
                                                                    ============   ============      ============     ============

Diluted earnings per share....................................      $       1.04   $       1.06      $       0.41     $       0.47
                                                                    ============   ============      ============     ============

Weighted average shares and share equivalents outstanding.....            89,834         92,020            90,105           90,699
                                                                    ============   ============      ============     ============

     See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

(Unaudited)                                                               December 31,     March 31,
                                                                              2001           2001
                                                                          ------------   -----------
Assets
Current assets
        Cash and cash equivalents ......................................   $   451,098   $   318,431
        Accounts receivable ............................................       136,068       237,414
        Inventories ....................................................       235,800       205,446
        Other current assets ...........................................        95,293        90,353
                                                                           -----------   -----------

              Total current assets .....................................       918,259       851,644

Property and equipment, at cost, less accumulated
    depreciation and amortization ......................................       305,635       281,682
Intangible assets, net of accumulated amortization .....................     1,407,936     1,206,358
Other assets ...........................................................         7,994         2,872
                                                                           -----------   -----------

              Total Assets .............................................   $ 2,639,824   $ 2,342,556
                                                                           ===========   ===========

Liabilities and Shareholders' Equity
Current liabilities

        Short-term borrowings ..........................................   $    57,875   $         -
        Current portion of long-term debt ..............................        60,700        50,000
        Accounts payable ...............................................        22,985        38,628
        Accrued expenses and other current liabilities .................       223,297       171,640
                                                                           -----------   -----------

              Total current liabilities ................................       364,857       260,268

Long-term debt .........................................................       600,447       529,495
Deferred tax liability .................................................       209,925       202,123
Other liabilities ......................................................         4,104         2,077
Shareholders' equity
        Preference Shares, $0.01 par value-shares authorized 5,000,000;
          none issued ..................................................             -             -
        Ordinary Shares, $0.01 par value-shares authorized 150,000,000;
          issued 95,974,286 and 95,169,402 shares, respectively ........           960           952
        Capital in excess of par value .................................       597,972       589,184
        Retained earnings ..............................................       916,077       822,231
        Accumulated other comprehensive income (loss) ..................         6,713        (2,543)
        Treasury shares, at cost: 6,192,600 Ordinary Shares ............       (61,231)      (61,231)
                                                                           -----------   -----------

              Total shareholders' equity ...............................     1,460,491     1,348,593
                                                                           -----------   -----------

Commitments and contingencies

              Total Liabilities and Shareholders' Equity ...............   $ 2,639,824   $ 2,342,556
                                                                           ===========   ===========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


(Unaudited)
                                                                                                 For the Nine Months Ended
                                                                                                        December 31,
                                                                                          -----------------------------------------

                                                                                              2001                         2000
                                                                                          ---------------              ------------
Cash flows from operating activitities
  Net income ...................................................................          $   93,846              $   97,361
  Adjustments to reconcile net income to net cash from operating activities
   Depreciation and amortization ...............................................              84,082                  78,176
   Deferred taxes ..............................................................              (4,719)                 (4,719)
   Changes in operating assets and liabilities
      Decrease (increase) in assets
         Accounts receivable ...................................................             118,290                  79,786
         Inventories ...........................................................                 188                 (43,707)
         Other assets ..........................................................                 197                     683
      Increase (decrease) in liabilities
         Accounts payable ......................................................             (21,608)                (11,983)
         Accrued expenses and other liabilities ................................              41,943                 (46,762)
                                                                                          ----------              ----------
   Net cash provided by operating activities ...................................             312,219                 148,835
                                                                                          ----------              ----------

Cash flows from investing activities
 Purchases of property and equipment ...........................................             (71,818)                (40,836)
 Acquisition of business, net of cash acquired .................................            (205,061)                      -
                                                                                          ----------              ----------
   Net cash used in investing activities .......................................            (276,879)                (40,836)
                                                                                          ----------              ----------

Cash flows from financing activities
 Payments of long-term debt ....................................................             (70,350)                (37,500)
 Proceeds from the issuance of long-term debt ..................................             145,074                       -
 Proceeds from the exercise of employee stock options ..........................               7,357                     471
 Purchase of treasury shares ...................................................                   -                 (50,116)
 Short-term bank borrowings (repayments) .......................................              15,246                    (523)
                                                                                          ----------              ----------
   Net cash used in financing activities .......................................              97,327                 (87,668)
                                                                                          ----------              ----------

   Net increase (decrease) in cash .............................................             132,667                  20,331
Cash and cash equivalents, beginning of period .................................             318,431                 309,397
                                                                                          ----------              ----------

Cash and cash equivalents, end of period .......................................          $  451,098              $  329,728
                                                                                          ==========              ==========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                           TOMMY HILFIGER CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (dollar amounts in thousands)

(Unaudited)
                                                                                       Capital in                 Accumulated
                                                           Ordinary Shares              excess                      other
                                                       ----------------------------     of par     Retained     comprehensive
                                                         Outstanding       Amount       value      earnings     income (loss)
                                                       -----------------  ---------   -----------  ----------  ----------------
Balance, March 31, 2000 ..............................       94,830,638    $   948     $ 584,920   $ 691,270         $     576
    Net income .......................................                -          -                   130,961                 -
    Foreign currency translation .....................                -          -             -           -            (3,119)
    Exercise of employee stock options ...............          338,764          4         3,706           -                 -
    Tax benefits from exercise of stock
      options ........................................                -          -           558           -                 -
    Purchase of treasury shares ......................       (6,192,600)         -             -           -                 -

                                                       -----------------  ---------   -----------  ----------  ----------------
Balance, March 31, 2001 ..............................       88,976,802        952       589,184     822,231            (2,543)
    Net income .......................................                -          -             -      93,846                 -
    Foreign currency translation .....................                -          -             -           -             9,263
    Change in fair value of hedging instruments ......                -          -             -           -                (7)
    Exercise of employee stock options ...............          804,884          8         7,349           -                 -
    Tax benefits from exercise of stock
      options ........................................                -          -         1,439           -                 -
                                                       -----------------  ---------   -----------  ----------  ----------------
Balance, December 31, 2001 (Unaudited)                       89,781,686    $   960     $ 597,972   $ 916,077         $   6,713
                                                       =================  =========   ===========  ==========  ================

                                                                          Total
                                                         Treasury      shareholders'
                                                          shares         equity
                                                       ----------     --------------
Balance, March 31, 2000 .............................. $        -     $    1,277,714
    Net income .......................................          -            130,961
    Foreign currency translation .....................          -             (3,119)
    Exercise of employee stock options ...............          -              3,710
    Tax benefits from exercise of stock
      options ........................................          -                558
    Purchase of treasury shares ......................    (61,231)           (61,231)

                                                       ----------     --------------
Balance, March 31, 2001 ..............................    (61,231)         1,348,593
    Net income .......................................          -             93,846
    Foreign currency translation .....................          -              9,263
    Change in fair value of hedging instruments ......          -                 (7)
    Exercise of employee stock options ...............          -              7,357
    Tax benefits from exercise of stock
      options ........................................          -              1,439
                                                       ----------     --------------
Balance, December 31, 2001 (Unaudited)................ $  (61,231)    $    1,460,491
                                                       ==========     ==============

     Comprehensive income consists of net income, foreign currency translation and unrealized gains and losses on hedging instruments and totaled $103,102 for the nine months ended December 31, 2001 and $127,842 for the fiscal year ended March 31, 2001.

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

     Operating results for the nine-month and three-month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002, as the Company's business is impacted by the general seasonal trends characteristic of the apparel and retail industries as well as other factors. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

     The financial statements as of and for the nine-month and three-month periods ended December 31, 2001 and 2000 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 2001, as presented, has been derived from the Consolidated Balance Sheet as of March 31, 2001 included in the Form 10-K.

Note 2 - Acquisition of European Licensee

     On June 29, 2001, THC and Tommy Hilfiger (Eastern Hemisphere) Limited, a wholly owned subsidiary of THC ("THEH"), entered into a stock purchase agreement with TH Europe Holdings Limited, a related party ("TH Europe Holdings"), pursuant to which THEH agreed to acquire from TH Europe Holdings all of the issued and outstanding shares of capital stock of T.H. International N.V., the owner of Tommy Hilfiger Europe B.V. ("TH Europe"), the Company's European licensee, for a cash purchase price of $200,000 (such transaction being referred to herein as the "TH Europe Acquisition"). The TH Europe Acquisition was completed on July 5, 2001 and was funded using available cash.

     The TH Europe Acquisition is expected to create long-term value for the Company's shareholders through TH Europe's expected contribution to revenues and net income beginning with the year of acquisition. The acquisition is also expected to further the Company's evolution as a premier global lifestyle brand and to provide the Company with distribution channel as well as geographic diversification. The purchase price paid reflected the current profitability and cash flow generation of TH Europe, as well as the rapid rate of growth in its projected revenues, net income and cash flows.

     The TH Europe Acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of the acquired companies are included in the consolidated results of the Company from the date of the acquisition. The purchase price, including transaction costs, has been allocated as follows:

        Cash                                                        $     1,728
        Accounts receivable                                              16,944
        Inventories                                                      30,540
        Other current assets                                              6,769
        Property, plant and equipment                                    15,508
        Indefinite lived intangible assets, including goodwill          216,426
        Other assets                                                         94
        Short-term bank borrowings                                      (42,629)
        Accounts payable                                                 (5,965)
        Accrued expenses and other current liabilities                  (17,478)
        Long-term debt                                                   (1,273)
        Deferred tax liability                                          (11,925)
        Other liabilities                                                (1,950)
                                                                  -------------

        Total Purchase Price                                        $   206,789
                                                                  =============
                                       7

     The Company has applied the provisions of FASB Statement No. 141, "Business Combinations", and certain provisions of FASB Statement No. 142, "Goodwill and Other Intangible Assets", to the TH Europe Acquisition. See Note 9 below.

Note 3 - Credit Facilities

     The Company's principal credit facilities consist of $250,000 of 6.50% notes maturing on June 1, 2003 (the "2003 Notes"), $200,000 of 6.85% notes maturing on June 1, 2008 (the "2008 Notes"), $150,000 of 9% bonds maturing on December 1, 2031 which were issued in December 2001 (the "2031 Bonds") and term and revolving credit facilities which expire on March 31, 2003 (the "Credit Facilities"). The 2003 Notes, the 2008 Notes and the 2031 Bonds (collectively, the "Notes") were issued by Tommy Hilfiger U.S.A., Inc. ("TH USA") and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

     The Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility, of which $60,000 remained outstanding as of December 31, 2001. The revolving credit facility is available for letters of credit, working capital and other general corporate purposes. As of December 31, 2001, $103,205 of the available borrowings under the revolving credit facility had been used to open letters of credit. There were no borrowings outstanding under the revolving credit facility at December 31, 2001. Borrowings under the Credit Facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 2.85% and 4.51% as of, and for the nine-month period ended, December 31, 2001, respectively, and 7.36% and 7.16% as of, and for the nine-month period ended, December 31, 2000, respectively.

     In January 2002, the Company paid the remaining balance of direct borrowings of $60,000 outstanding under the term credit facility.

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

     The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of, and for the twelve-month period ended, December 31, 2001.

     Certain of the Company's non-U.S. subsidiaries have separate credit facilities for working capital or trade financing purposes. In addition to short-term borrowings of $57,875, as of December 31, 2001 these subsidiaries were contingently liable for unexpired bank letters of credit of $20,555 related to commitments of these subsidiaries to suppliers for the purchase of inventory. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 4.58% and 5.70% as of, and for the nine-month period ended, December 31, 2001, respectively.

Note 4 - Condensed Consolidating Financial Information

     The Notes discussed in Note 3 were issued by TH USA and are fully and unconditionally guaranteed by THC. Accordingly, condensed consolidating balance sheets as of December 31, 2001 and March 31, 2001, and the related condensed consolidating statements of operations and cash flows for each of the nine-month periods ended December 31, 2001 and 2000 are provided. The operations of TH USA, excluding its subsidiaries, consist of the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries, including amortization of intangibles (including goodwill). The non-guarantor subsidiaries of TH USA consist of the Company's U.S. retail, licensing and other wholesale divisions, as well as the Company's Canadian operations. Such operations contributed net revenue of $918,967 and $956,383 for the nine-month periods ended December 31, 2001 and 2000, respectively. The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations, as well as the Company's European operations. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA's and THC's results reflect 100% of the earnings of their respective subsidiaries in each of the years presented.

Condensed Consolidating Statements of Operations
Nine Months Ended December 31, 2001

                                                                                      Parent
                                               Subsidiary                            Company
                                                 Issuer         Non-Guarantor       Guarantor
                                                (TH USA)         Subsidiaries         (THC)        Eliminations          Total
                                              -------------    -----------------   -------------   --------------    --------------
Net revenue                                     $  420,055          $ 1,056,382      $        -        $ (99,514)      $ 1,376,923
Cost of goods sold                                 287,969              538,513               -          (41,134)          785,348
                                              -------------    -----------------   -------------   --------------    --------------

Gross profit                                       132,086              517,869               -          (58,380)          591,575
                                              -------------    -----------------   -------------   --------------    --------------

Depreciation and amortization                       47,173               36,079               -                -            83,252
Other operating expenses                           121,628              318,266          (4,497)         (57,656)          377,741
                                              -------------    -----------------   -------------   --------------    --------------

Total operating expenses                           168,801              354,345          (4,497)         (57,656)          460,993
                                              -------------    -----------------   -------------   --------------    --------------

Income / (loss) from operations                    (36,715)             163,524           4,497             (724)          130,582

Interest expense                                    27,672                1,775               -                -            29,447
Interest income                                      2,620                4,004           1,442               (2)            8,064
Intercompany interest expense / (income)            68,660              (12,728)        (55,930)              (2)                -
                                              -------------    -----------------   -------------   --------------    --------------

Income / (loss) before taxes                      (130,427)             178,481          61,869             (724)          109,199

Provision / (benefit) for income taxes             (38,867)              48,932           5,289               (1)           15,353

Equity in net earnings of
  unconsolidated subsidiaries                       94,796                    -          33,984         (128,780)                -
                                              -------------    -----------------   -------------   --------------    --------------

Net income / (loss)                             $    3,236          $   129,549      $   90,564        $(129,503)      $    93,846
                                              =============    =================   =============   ==============    ==============


Condensed Consolidating Statements of Operations
Nine Months Ended December 31, 2000

                                                                                      Parent
                                               Subsidiary                             Company
                                                 Issuer         Non-Guarantor        Guarantor
                                                (TH USA)         Subsidiaries          (THC)        Eliminations          Total
                                              --------------   -----------------    ------------   --------------   ----------------
Net revenue                                      $  511,885         $ 1,009,322       $       -      $  (112,269)        $1,408,938
Cost of goods sold                                  331,400             547,268               -          (51,548)           827,120
                                              --------------   -----------------    ------------   --------------   ----------------

Gross profit                                        180,485             462,054               -          (60,721)           581,818

Depreciation and amortization                        48,251              29,235               -                1             77,487
Other operating expenses                            141,576             277,344          (5,504)         (60,508)           352,908
                                              --------------   -----------------    ------------   --------------   ----------------

Total operating expenses                            189,827             306,579          (5,504)         (60,507)           430,395

Income / (loss) from operations                      (9,342)            155,475           5,504             (214)           151,423

Interest expense                                     31,539                  21               -                -             31,560
Interest income                                       2,252               5,700           5,195               (3)            13,144
Intercompany interest expense / (income)             66,404              (6,859)        (59,542)              (3)                 -
                                              --------------   -----------------    ------------   --------------   ----------------

Income / (loss) before taxes                       (105,033)            168,013          70,241             (214)           133,007

Provision / (benefit) for income taxes              (20,586)             50,544           5,688                -             35,646

Equity in net earnings of
  unconsolidated subsidiaries                        85,217                   -          33,589         (118,806)                 -
                                              --------------   -----------------    ------------   --------------   ----------------

Net income / (loss)                              $      770         $   117,469       $  98,142      $  (119,020)        $   97,361
                                              ==============   =================    ============   ==============   ================

Condensed Consolidating Balance Sheets
December 31, 2001

                                                                                        Parent
                                                       Subsidiary                       Company
                                                         Issuer       Non-Guarantor    Guarantor
                                                        (TH USA)      Subsidiaries       (THC)        Eliminations        Total
                                                    ---------------  --------------  -------------  ---------------  ---------------
Assets
  Current Assets
    Cash and cash equivalents                           $   274,892      $  120,475     $   55,731      $         -       $  451,098
    Accounts receivable                                      41,427          94,641              -                -          136,068
    Inventories                                              68,614         173,557              -           (6,371)         235,800
    Other current assets                                     13,190          80,763          1,247               93           95,293
                                                    ---------------  --------------  -------------  ---------------  ---------------
        Total current assets                                398,123         469,436         56,978           (6,278)         918,259

Property, plant and equipment, at cost, less
    accumulated depreciation and amortization               154,939         150,697              -               (1)         305,635
Intangible assets, net of accumulated amortization        1,156,005         251,681              -              250        1,407,936
Investment in subsidiaries                                  528,482         206,789        414,017       (1,149,288)               -
Other assets                                                  5,434           2,560              -                -            7,994
                                                    ---------------  --------------  -------------  ---------------  ---------------

        Total Assets                                    $ 2,242,983      $1,081,163     $  470,995      $(1,155,317)      $2,639,824
                                                    ===============  ==============  =============  ===============  ===============

Liabilities and Shareholders' Equity
  Current liabilities
    Short-term borrowings                               $         -      $   57,875     $        -      $         -       $   57,875
    Current portion of long-term debt                        60,000             700              -                -           60,700
    Accounts payable                                          2,024          20,962              -               (1)          22,985
    Accrued expenses and other current liabilities           87,528         134,744            783              242          223,297
    Intercompany payable / (receivable)                   1,105,221        (279,131)      (825,075)          (1,015)               -
                                                    ---------------  --------------  -------------  ---------------  ---------------
        Total current liabilities                         1,254,773         (64,850)      (824,292)            (774)         364,857


Long-term debt                                              599,589             858              -                -          600,447
Deferred tax liability                                      209,276             649              -                -          209,925
Other liabilities                                                32           4,071              -                1            4,104
Shareholders' equity                                        179,313       1,140,435      1,295,287       (1,154,544)       1,460,491
                                                    ---------------  --------------  -------------  ---------------  ---------------

        Total Liabilities and Shareholders' Equity      $ 2,242,983      $1,081,163     $  470,995      $(1,155,317)      $2,639,824
                                                    ===============  ==============  =============  ===============  ===============

Condensed Consolidating Balance Sheets
March 31, 2001

                                                                                          Parent
                                                      Subsidiary                          Company
                                                        Issuer        Non-Guarantor      Guarantor
                                                       (TH USA)        Subsidiaries        (THC)      Eliminations         Total
                                                    ---------------  ----------------  -------------  -------------  ---------------
Assets
  Current Assets
    Cash and cash equivalents                            $   45,001         $ 173,171     $  100,259      $       -       $  318,431
    Accounts receivable                                     105,716           131,698              -              -          237,414
    Inventories                                              76,511           133,720              -         (4,785)         205,446
    Other current assets                                     14,715            74,157          1,579            (98)          90,353
                                                    ---------------  ----------------  -------------  -------------  ---------------
        Total current assets                                241,943           512,746        101,838         (4,883)         851,644

Property, plant and equipment, at cost, less
    accumulated depreciation and amortization               170,398           111,284              -              -          281,682
Intangible assets, net of accumulated amortization        1,181,259            24,849              -            250        1,206,358
Investment in subsidiaries                                  433,686                 -        380,033       (813,719)               -
Other assets                                                    469             2,397              -              6            2,872
                                                    ---------------  ----------------  -------------  -------------  ---------------

        Total Assets                                     $2,027,755         $ 651,276     $  481,871      $(818,346)      $2,342,556
                                                    ===============  ================  =============  =============  ===============

Liabilities and Shareholders' Equity
  Current liabilities
    Current portion of long-term debt                    $   50,000         $       -     $        -      $       -       $   50,000
    Accounts payable                                         20,813            17,815              -              -           38,628
    Accrued expenses and other current liabilities           56,334           114,511            821            (26)         171,640
    Intercompany payable / (receivable)                     982,480          (266,097)      (716,316)           (67)               -
                                                    ---------------  ----------------  -------------  -------------  ---------------
        Total current liabilities                         1,109,627          (133,771)      (715,495)           (93)         260,268


Long-term debt                                              529,495                 -              -              -          529,495
Deferred tax liability                                      213,995           (11,872)             -              -          202,123
Other liabilities                                                 -             2,078              -             (1)           2,077
Shareholders' equity                                        174,638           794,841      1,197,366       (818,252)       1,348,593
                                                    ---------------  ----------------  -------------  -------------  ---------------

       Total Liabilities and Shareholders' Equity        $2,027,755         $ 651,276     $  481,871      $(818,346)      $2,342,556
                                                    ===============  ================  =============  =============  ===============

Condensed Consolidating Statements of Cash Flows
Nine Months Ended December 31, 2001

                                                                                           Parent
                                                            Subsidiary                    Company
                                                              Issuer       Non-Guarantor Guarantor
                                                             (TH USA)      Subsidiaries    (THC)       Eliminations     Total
                                                            ------------- -------------- -----------  -------------    ----------
Cash flows from operating activities
   Net income / (loss)                                         $   3,236    $  129,549   $   90,564     $ (129,503)    $  93,846
   Adjustments to reconcile net income to net cash provided
      by operating activities
        Depreciation and amortization                             53,869        30,213            -              -        84,082
        Deferred taxes                                            (4,719)            -            -              -        (4,719)
        Changes in operating assets and liabilities              213,508        33,244     (108,465)           723       139,010
                                                            -------------  ------------  -----------  -------------    ----------

        Net cash provided by / (used in) operating
           activities                                            265,894       193,006      (17,901)      (128,780)      312,219
                                                            -------------  ------------  -----------  -------------    ----------

Cash flows from investing activities
    Purchases of property and equipment                          (16,281)      (55,537)           -              -       (71,818)
    Acquisition of businesses, net of cash acquired                    -      (205,061)           -              -      (205,061)
    Net activity in investment in subsidiaries                   (94,796)            -      (33,984)       128,780             -
                                                            -------------  ------------  -----------  -------------    ----------

        Net cash (used in) / provided by investing
           activities                                           (111,077)     (260,598)     (33,984)       128,780      (276,879)
                                                            -------------  ------------  -----------  -------------    ----------

Cash flows from financing activities
    Payments on long-term debt                                   (70,000)         (350)           -              -       (70,350)
    Proceeds from the issuance of long-term debt                 145,074             -            -              -       145,074
    Proceeds from the exercise of stock options                        -             -        7,357              -         7,357
    Short-term bank borrowings                                         -        15,246            -              -        15,246
                                                            -------------  ------------  -----------  -------------    ----------

        Net cash provided by / (used in) financing
           activities                                             75,074        14,896        7,357              -        97,327
                                                            -------------  ------------  -----------  -------------    ----------

        Net increase / (decrease) in cash                        229,891       (52,696)     (44,528)             -       132,667

Cash and cash equivalents, beginning of period                    45,001       173,171      100,259              -       318,431
                                                            -------------  ------------  -----------  -------------    ----------

Cash and cash equivalents, end of period                       $ 274,892     $ 120,475   $   55,731     $        -     $ 451,098
                                                            =============  ============  ===========  =============    ==========

Condensed Consolidating Statements of Cash Flows
Nine Months Ended December 31, 2000

                                                                                      Parent
                                                         Subsidiary                  Company
                                                           Issuer      Non-Guarantor Guarantor
                                                          (TH USA)     Subsidiaries   (THC)       Eliminations     Total
                                                         ------------- ------------ ------------  ------------  -----------
Cash flows from operating activities
  Net income / (loss)                                        $     770    $ 117,469    $  98,142    $(119,020)   $  97,361
  Adjustments to reconcile net income to net cash provided
    by operating activities
       Depreciation and amortization                            53,626       24,550            -            -       78,176
       Deferred taxes                                           (4,719)           -            -            -       (4,719)
       Changes in operating assets and liabilities              73,715      (73,583)     (22,329)         214      (21,983)
                                                             ---------    ---------    ---------    ---------    ---------

       Net cash provided by operating activities               123,392       68,436       75,813     (118,806)     148,835
                                                             ---------    ---------    ---------    ---------    ---------

Cash flows from investing activities
  Purchases of property and equipment                          (13,175)     (27,661)           -            -      (40,836)
  Net activity in investment in subsidiaries                   (85,217)           -      (33,589)     118,806            -
                                                             ---------    ---------    ---------    ---------    ---------

       Net cash (used in) / provided by investing
            activities                                         (98,392)     (27,661)     (33,589)     118,806      (40,836)
                                                             ---------    ---------    ---------    ---------    ---------

Cash flows from financing activities
  Payments on long-term debt                                   (37,500)           -            -            -      (37,500)
  Proceeds from the exercise of stock options                        -            -          471            -          471
  Purchase of treasury shares                                        -            -      (50,116)           -      (50,116)
  Repayments of short-term bank borrowings                           -         (523)           -            -         (523)
  Capital contribution                                          90,000            -      (90,000)           -            -
                                                             ---------    ---------    ---------    ---------    ---------

       Net cash used in financing activities                    52,500         (523)    (139,645)           -      (87,668)
                                                             ---------    ---------    ---------    ---------    ---------

       Net decrease in cash                                     77,500       40,252      (97,421)           -       20,331

Cash and cash equivalents, beginning of period                  25,500      115,756      168,141            -      309,397
                                                             ---------    ---------    ---------    ---------    ---------

Cash and cash equivalents, end of period                     $ 103,000    $ 156,008    $  70,720    $       -    $ 329,728
                                                             =========    =========    =========    =========    =========

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

                                          Wholesale      Retail     Licensing      Total
                                          ----------   ----------   ----------   ----------
Nine Months Ended December 31, 2001
-----------------------------------
   Total segment revenue ..............   $1,031,799   $  303,886   $   83,137   $1,418,822
   Segment profits ....................       93,034       58,669       49,364      201,067
   Depreciation and amortization
     included in segment profits ......       38,605        8,573          748       47,926

Nine Months Ended December 31, 2000
-----------------------------------
   Total segment revenue ..............   $1,086,267   $  274,852   $   90,961   $1,452,080
   Segment profits ....................      120,962       58,374       54,214      233,550
   Depreciation and amortization
     included in segment profits ......       38,561        5,459          745       44,765

                                          Wholesale      Retail     Licensing      Total
                                          ----------   ----------   ----------   ----------
Three Months Ended December 31, 2001
------------------------------------
   Total segment revenue ..............   $  334,288   $  127,797   $   25,713   $  487,798
   Segment profits ....................       25,791       24,541       14,658       64,990
   Depreciation and amortization
     included in segment profits ......       12,735        3,381          327       16,443

Three Months Ended December 31, 2000
------------------------------------
   Total segment revenue ..............   $  349,585   $  109,707   $   28,274   $  487,566
   Segment profits ....................       42,657       22,541       17,226       82,424
   Depreciation and amortization
     included in segment profits ......       13,516        1,826          243       15,585

     A reconciliation of total segment revenue to consolidated net revenue is as follows:

                               Nine Months Ended December 31,     Three Months Ended December 31,
                               -------------------------------    -------------------------------
                                  2001                2000            2001                2000
                               -----------         -----------    -----------         -----------
Total segment revenue ........ $ 1,418,822         $ 1,452,080    $   487,798         $   487,566
Intercompany revenue .........     (41,899)            (43,142)       (13,005)            (11,807)
                               -----------         -----------    -----------         -----------
Consolidated net revenue...... $ 1,376,923         $ 1,408,938    $   474,793         $   475,759
                               ===========         ===========    ===========         ===========

     Intercompany revenue represents buying agency commissions from consolidated subsidiaries, which is classified under Licensing for segment reporting purposes.

     A reconciliation of total segment profits to consolidated income before income taxes is as follows:

                                           Nine Months Ended December 31,     Three Months Ended December 31,
                                           -------------------------------    -------------------------------
                                              2001                2000            2001                2000
                                           -----------         -----------    -----------         -----------
Segment profits ..........................   $201,067           $233,550        $ 64,990           $ 82,424
Corporate expenses not allocated .........     70,485             82,127          15,094             18,250
Interest expense, net ....................     21,383             18,416           8,794              5,941
                                             --------           --------        --------           --------
Consolidated income before income taxes...   $109,199           $133,007        $ 41,102           $ 58,233
                                             ========           ========        ========           ========

Note 6 - Special Charges

     During the quarter ended March 31, 2000, the Company recorded a special charge of $62,153, before income taxes, principally related to the following: a redirection of the Company's full-price retail store program, which includes the closure of its flagship stores in Beverly Hills, California and London, England; the postponement of the launch of a new women's dress-up division; and the consolidation of the junior sportswear and junior jeans divisions. This charge consisted of provisions of $44,857 for the write-off of fixed assets and operating leases of the Company's flagship stores and the write-off of fixed assets related to the dress-up and junior sportswear divisions, $11,700 for inventory of the junior sportswear division and, to a lesser extent, the flagship stores, and $5,596 for severance and other costs. Inventory provisions were included in cost of sales in fiscal year 2000. As of December 31, 2001, the balance in the accrued special charge liability was $541, primarily related to liabilities of closing the Company's flagship store in Beverly Hills.

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

     A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

                                                           Nine Months Ended December 31,         Three Months Ended December 31,
                                                          ---------------------------------      ---------------------------------
                                                               2001               2000                2001               2000
                                                          --------------      -------------      -------------      --------------
Weighted average shares outstanding ...................       89,307,000         91,858,000         89,622,000          90,421,000
Net effect of dilutive stock options based on the
    treasury stock method using average market price ..          527,000            162,000            483,000             278,000
                                                          --------------      -------------      -------------      --------------
Weighted average share and share equivalents
    outstanding .......................................       89,834,000         92,020,000         90,105,000          90,699,000
                                                          ==============      =============      =============      ==============

     Options to purchase 3,868,860 shares at December 31, 2001 and 7,692,230 shares at December 31, 2000 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Ordinary Shares.

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

     The Company seeks to protect against adverse movements in foreign currency which might affect certain firm commitments or anticipated cash flows. These include the purchase of inventory and capital expenditures, and the collection of foreign royalty payments. The Company enters into forward contracts, generally with maturities of up to 15 months, to sell or purchase foreign currency in order to hedge against such risks. Forward contracts used for the purchase of inventory and capital expenditures are designated as fair value hedging instruments and forward contracts used in the collection of foreign royalty payments are designated as cash flow hedging instruments. The Company does not use financial instruments for speculative or trading purposes. At December 31, 2001, the Company had contracts to exchange foreign currencies, principally, the Japanese yen, the Canadian dollar, the Euro and the Pound Sterling having a total notional amount of $36,013. The unrealized loss associated with these contracts at December 31, 2001 was de minimus. Gains or losses on such forward contracts are recognized in other comprehensive income on a mark-to-market basis and, ultimately, in earnings at the time the underlying hedge transaction is completed or recognized in earnings. Because the Company only enters into fair value hedges and cash flow hedges and due to the limited use of derivative instruments, the adoption of SFAS 133 did not have a significant effect on the Company's results of operations or its financial position.

     In May 2001, the FASB's Emerging Issues Task Force ("EITF") reached consensus on EITF 00-25, "Vendor Income Statement Characterizations of Consideration from a Vendor to a Retailer"("EITF 00-25"). This issue addresses when consideration from a vendor to a retailer (i) in connection with the retailer's purchase of the vendor's products or (ii) to promote sales of the vendor's products by the retailer should be classified in the vendor's income statement as a reduction of revenue. EITF 00-25 is applicable for fiscal quarters beginning after December 15, 2001 and under certain circumstances may require reclassification of prior periods. The Company's accounting policy is consistent with this consensus and, accordingly, the consensus will have no impact on the Company's statement of operations.

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

     In late July 2001, the FASB also released SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement is effective for fiscal years beginning after December 15, 2001 and may not be retroactively applied to financial statements of prior periods. The Company has applied certain provisions of SFAS 142 as it pertains to business combinations for which the acquisition date is after June 30, 2001. Accordingly, the goodwill and indefinite lived intangible assets associated with the TH Europe Acquisition will not be amortized. The Company will continue to amortize goodwill and intangible assets that existed prior to June 30, 2001 until the full adoption of SFAS 142. SFAS 142 requires that goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives not be amortized but that they be tested for impairment at least annually. Additionally, SFAS 142 provides new criteria for performing impairment tests on goodwill and intangible assets with indefinite useful lives. The impairment test for indefinite lived intangibles must be performed within three months of adoption. The impairment test for goodwill is a two-step process. SFAS 142 introduces the concept of assessing goodwill impairment at the reporting unit level. Within six months of adoption of SFAS 142, the Company must complete the first step of the transitional impairment test, which consists of comparing the carrying amount of the net assets of a reporting unit to its fair value. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test must be completed as soon as possible, but no later than the end of the year of adoption. The second step of the impairment test consists of the comparison of the implied fair value of the reporting unit's goodwill to the carrying amount of such goodwill.

     The Company has applied the provisions of SFAS 141 to the TH Europe Acquisition, since it was completed after June 30, 2001. Under this statement, approximately $165,458 of goodwill and $61,763 of indefinite lived intangibles, consisting of the acquired trademark rights, will not be amortized and will continue to be evaluated for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", or APB 17, "Intangible Assets", until the date that SFAS 142 is fully adopted. The Company plans to adopt SFAS 142 on April 1, 2002, as required.

     Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the full adoption of SFAS 142. With respect to the Company's acquisition of its womenswear, jeanswear and Canadian licensees on May 8, 1998, the Company expects to have unamortized goodwill and other intangibles of approximately $611,290 and $560,536, respectively, and deferred tax liabilities of $230,837, at the date of such adoption. Such intangibles will be subject to the provisions of SFAS 142. Amortization expense related to goodwill and other intangibles was $12,731 and $13,168, respectively, for the nine months ended December 31, 2001. Upon adoption, the Company will no longer amortize existing goodwill or trademark rights, which are classified as indefinite life assets or related deferred tax liabilities. The combined effect of these adjustments is expected to be a reduction in operating expenses of approximately $32,000 per year and an increase in income tax expense of approximately $6,000 per year. Any impairment loss recognized as a result of adopting this standard would be recorded as a cumulative effect of a change in accounting principle in the Company's statements of operations for the fiscal year ending March 31, 2003 and would be a non-cash and non-operating charge. Because of the complexity involved in adopting certain provisions of SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized. However, any such loss could materially decrease the Company's reported results of net income and earnings per share or result in a net loss for fiscal year 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          (dollar amounts in thousands)

General

     The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes thereto which are included herein.

Results of Operations

     The following table sets forth the Condensed Consolidated Statements of Operations data as a percentage of net revenue.

                                             Nine Months Ended December 31,                 Three Months Ended December 31,
                                        ----------------------------------------        ----------------------------------------
                                             2001                     2000                   2001                     2000
                                        ---------------          ---------------        ---------------          ---------------
Net revenue ..........................            100.0 %                  100.0 %                100.0 %                  100.0 %
Cost of goods sold ...................             57.0                     58.7                   57.6                     58.4
                                        ---------------          ---------------        ---------------          ---------------
Gross profit .........................             43.0                     41.3                   42.4                     41.6

Depreciation and amortization ........              6.0                      5.5                    6.0                      5.5
Other SG&A expenses ..................             27.5                     25.1                   25.9                     22.6
                                        ---------------          ---------------        ---------------          ---------------
Total operating expenses .............             33.5                     30.6                   31.9                     28.1
                                        ---------------          ---------------        ---------------          ---------------

Income from operations ...............              9.5                     10.7                   10.6                     13.5
Interest expense, net ................              1.6                      1.3                    1.9                      1.3
                                        ---------------          ---------------        ---------------          ---------------

Income before taxes ..................              7.9                      9.4                    8.7                     12.2
Provision for income taxes ...........              1.1                      2.5                    0.9                      3.2
                                        ---------------          ---------------        ---------------          ---------------

Net income ...........................              6.8                      6.9                    7.8                      9.0
                                        ===============          ===============        ===============          ===============

     On July 5, 2001, the Company acquired TH Europe, its European licensee, for a purchase price of $200,000, funded using available cash. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of TH Europe are included in the consolidated results of the Company from the date of the acquisition. The TH Europe Acquisition is expected to create long-term value for the Company's shareholders through TH Europe's expected contribution to revenues and net income beginning with the year of acquisition. The acquisition is also expected to further the Company's evolution as a premier global lifestyle brand and to provide the Company with distribution channel as well as geographic diversification. The purchase price paid reflected the current profitability and cash flow generation of TH Europe, as well as the rapid rate of growth in its projected revenues, net income and cash flows.

    The business of TH Europe includes both wholesale distribution as well as the operation of retail stores. In addition, this acquisition results in a reduction in licensing segment revenue as the Company's royalties from TH Europe are eliminated in consolidation subsequent to the acquisition.

   Nine Months Ended December 31, 2001 Compared to Nine Months Ended December
                                    31, 2000

     Net revenue decreased 2.3% to $1,376,923 in the nine months ended December 31, 2001 from $1,408,938 in the corresponding period in fiscal 2001. This decrease was due to decreases in the Company's Wholesale and Licensing segments offset, in part, by an increase in the Retail segment, as outlined below.

                          Nine Months Ended December 31,
                        ----------------------------------
                                                               % Increase
                             2001                2000          /(Decrease)
                        ---------------     --------------     ----------
Wholesale ............      $ 1,031,799        $ 1,086,267           (5.0)%
Retail ...............          303,886            274,852           10.6 %
Licensing ............           41,238             47,819          (13.8)%
                        ---------------     --------------     ----------
Total ................      $ 1,376,923        $ 1,408,938           (2.3)%
                        ===============     ==============     ==========

     Within the Wholesale segment, menswear sales decreased 7.8% (to $458,581 from $497,511) and childrenswear sales decreased 15.9% (to $199,198 from $236,790). These decreases were partially offset by an increase in womenswear sales of 6.3% (to $374,021 from $351,966). Each of the Wholesale divisions benefited from the addition of TH Europe in the second and third quarters of fiscal year 2002. The decline in Wholesale revenue was entirely due to volume reductions in the U.S., reflecting the Company's efforts to balance supply and demand.

     The improvement in the Company's Retail segment was due to an increase in the number of stores and the expansion of certain stores into larger formats offset, in part, by a decrease in sales at existing stores. Management believes that the decrease at existing stores was due to reduced customer traffic and softer economic conditions. At December 31, 2001, the Company operated 160 retail stores, including 13 at TH Europe, as compared to 100 stores at December 31, 2000. Retail stores opened or acquired since December 31, 2000 contributed $46,096 of net revenue during the nine months ended December 31, 2001.

     Revenue from the Licensing segment consists of third party licensing royalties and buying agency commissions. Licensing segment revenue decreased in the first nine months of fiscal 2002 due principally to the elimination of royalties and buying agency commissions from TH Europe since the date of the TH Europe Acquisition. New products introduced under licenses entered into since December 31, 2000 contributed $632 of net revenue during the first nine months of fiscal year 2002.

     Gross profit as a percentage of net revenue increased to 43.0% in the first nine months of fiscal 2002 from 41.3% in the first nine months of fiscal 2001. The increase was mainly due to the contribution of TH Europe, which operates at a higher gross margin than the Company's overall Wholesale segment, an improved gross margin in the Company's Retail segment and an increase in the contribution to total revenue of the Retail segment, which generates a higher gross margin than the Wholesale segment, from 19.5% to 22.1%.

     Operating expenses increased to $460,993, or 33.5% of net revenue, in the first nine months of fiscal 2002 from $430,395, or 30.6% of net revenue, in the corresponding period of fiscal 2001. This increase was due to increased expenses of $53,653 related to the expansion of the Company's business through its acquisition of TH Europe and the growth in the Retail segment, which opened or acquired 60 stores and expanded other stores since December 31, 2000. Partially offsetting this increase were savings of $23,055 due to the Company's continuing efforts to reduce expenses through divisional consolidations and other streamlining efforts. The Company expects these savings to continue for the foreseeable future.

     Interest expense, net of interest income, increased to $21,383 in the first nine months of fiscal year 2002 from $18,416 in the corresponding period last year. The increase from 2001 to 2002 was primarily due to lower interest rates on invested cash balances in fiscal year 2002 as compared to the first nine months of fiscal year 2001 and the interest expense associated of the issuance of the 2031 Bonds. This increase was partially offset by lower rates on, and a lower average principal balance under, the Credit Facilities.

     The provision for income taxes decreased to 14.1% of income before taxes in the nine-month period ended December 31, 2001 from 26.8% in the corresponding period last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject. The Company continues to refine its estimate of the annual effective tax rate at various points during the fiscal year and adjusts accordingly. The Company's expected rate for the full fiscal year 2002 is approximately 13.0%.

       Three Months Ended December 31, 2001 Compared to Three Months Ended
                               December 31, 2000

     Net revenue decreased 0.2% to $474,793 in the three months ended December 31, 2001 from $475,759 in the corresponding period in fiscal 2001. This decrease was due to decreases in the Company's Licensing and Wholesale segments offset, in part, by an increase in the Retail segment, as outlined below.

                            Three Months Ended December 31,
                            ------------------------------
                                                              % Increase
                                2001              2000        /(Decrease)
                            -------------    -------------    ----------
Wholesale ................      $ 334,288        $ 349,585          (4.4)%
Retail ...................        127,797          109,707          16.4 %
Licensing ................         12,708           16,467         (22.9)%
                            -------------    -------------    ----------
Total ....................      $ 474,793        $ 475,759          (0.2)%
                            =============    =============    ==========

     The decrease in Wholesale segment sales was due primarily to decreases in menswear sales of 6.1% (to $139,569 from $148,565) and childrenswear sales of 11.7% (to $61,543 from $69,705). This was partially offset by an increase in womenswear sales of 1.4% (to $133,176 from $131,315). Each of the wholesale divisions benefited from the addition of TH Europe in the third quarter of fiscal year 2002, which partially offset the effect of volume reductions in the U.S., reflecting the Company's efforts to balance supply and demand.

     The improvement in the Company's Retail segment was due to an increase in the number of stores and the expansion of certain stores into larger formats offset, in part, by a decrease in sales at existing stores. Management believes that the decrease at existing stores was due to reduced customer traffic and softer economic conditions. At December 31, 2001, the Company operated 160 retail stores, including 13 at TH Europe, as compared to 100 stores at December 31, 2000. Retail stores opened or acquired since December 31, 2000 contributed $27,030 of net revenue during the quarter ended December 31, 2001.

     Revenue from the Licensing segment consists of third party licensing royalties and buying agency commissions. Licensing segment revenue decreased in the third quarter of fiscal 2002 compared to the same period last year due principally to the elimination of royalties and buying agency commissions from TH Europe in the fiscal 2002 quarter. New products introduced under licenses entered into since December 31, 2000 contributed $418 of net revenue in the third quarter of fiscal year 2002.

     Gross profit as a percentage of net revenue increased to 42.4% in the third quarter of fiscal 2002 from 41.6% in the third quarter of fiscal 2001. The increase was mainly due to significantly higher gross margins in the Company's Retail segment and a higher contribution to total revenue of the Retail segment, which generates a higher gross margin than the Wholesale segment. Gross margins in our Wholesale segment were slightly better than those of a year ago due entirely to the contribution of TH Europe, which operates at a higher gross margin than the Company's overall Wholesale segment.

     Operating expenses increased to $151,453, or 31.9% of net revenue, in the third quarter of fiscal 2002 from $133,924, or 28.1% of net revenue, in the third quarter of fiscal 2001. This increase was due to increased expenses of $23,253 related to the expansion of the Company's business through its acquisition of TH Europe and the growth in the Retail segment, which opened or acquired 60 stores and expanded other stores since December 31, 2000. Partially offsetting this increase were savings of $5,724 due to the Company's continuing efforts to reduce expenses through divisional consolidations and other streamlining efforts. The Company expects these savings to continue for the forseeable future.

     Interest expense, net of interest income, increased to $8,794 in the third quarter of fiscal year 2002 from $5,941 in the corresponding quarter last year. The increase from 2001 to 2002 was primarily due to lower interest rates on invested cash balances in fiscal year 2002 as compared to the third quarter of fiscal year 2001 and the interest expenses associated with the issuance of the 2031 Bonds. This increase was partially offset by lower rates on, and a lower average principal balance under, the Credit Facilities.

     The provision for income taxes decreased to 10.1% of income before taxes in the quarter ended December 31, 2001 from 26.7% in the corresponding quarter last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject. The Company continues to refine its estimate of the annual effective tax rate at various points during the fiscal year and adjusts accordingly. The Company's expected rate for the full fiscal year 2002 is approximately 13.0%.

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

     The Company's cash and cash equivalents balance increased from $318,431 at March 31, 2001 to $451,098 at December 31, 2001. As described in Note 3 to the Condensed Consolidated Financial Statements, the Company issued the 2031 Bonds in December 2001. In addition, the Company generated cash from operations in excess of capital expenditures and scheduled debt repayments. Partially offsetting this increase, as described in Note 2 to the Condensed Consolidated Financial Statements, on July 5, 2001 the Company completed the TH Europe Acquisition for $200,000 funded from existing cash. A detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

     Capital expenditures were $71,818 during the nine months ended December 31, 2001. Capital expenditures were made principally in support of the Company's retail store openings, as well as on existing facilities and selected in-store shops and fixtured areas.

     There were no significant committed capital expenditures at December 31, 2001. The Company expects fiscal 2002 capital expenditures to approximate $95,000 to $100,000, primarily related to the construction of additional retail stores as well as maintenance or selective expansion of the Company's in-store shop and fixtured area program.

     At December 31, 2001, accrued expenses and other current liabilities included $34,617 of open letters of credit for inventory purchased. Additionally, at December 31, 2001, TH USA was contingently liable for unexpired bank letters of credit of $68,588 related to commitments of TH USA to suppliers for the purchase of inventories.

     The Company's principal credit facilities consist of $250,000 of the 2003 Notes, $200,000 of the 2008 Notes, $150,000 of the 2031 Bonds and the Credit Facilities. The Notes were issued by TH USA and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains restrictive covenants that are described in Note 3 to the Condensed Consolidated Financial Statements.

     The Credit Facilities, which are guaranteed by THC, consist of an unsecured $250,000 TH USA five-year revolving credit facility, of which up to $150,000 may be used for direct borrowings, and an unsecured $200,000 five-year term credit facility, of which $60,000 remained outstanding as of December 31, 2001. The revolving credit facility is available for letters of credit, working capital and other general corporate purposes. As of December 31, 2001, $103,205 of the available borrowings under the revolving credit facility had been used to open letters of credit. There were no borrowings outstanding under the revolving credit facility at December 31, 2001. Borrowings under the Credit Facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 2.85% and 4.51% as of, and for the nine-month period ended, December 31, 2001, respectively, and 7.36% and 7.16% as of, and for the nine-month period ended, December 31, 2000, respectively.

     In January 2002, the Company paid the remaining balance of direct borrowings of $60,000 outstanding under the term credit facility.

     Under the Credit Facilities, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that, in the aggregate, exceed 33% of the Company's cumulative consolidated net income, commencing with the fiscal year ended March 31, 1998, less certain deductions. The Credit Facilities contain a number of other restrictive and financial covenants that are described in Note 3 to the Condensed Consolidated Financial Statements.

     The Company was in compliance with all covenants in respect of the Notes and the Credit Facilities as of, and for the twelve-month period ended, December 31, 2001.

     Certain of the Company's non-U.S. subsidiaries have separate credit facilities for working capital or trade financing purposes. In addition to short-term borrowings of $57,875, as of December 31, 2001 these subsidiaries were contingently liable for unexpired bank letters of credit of $20,555 related to commitments of these subsidiaries to suppliers for the purchase of inventory. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 4.58% and 5.70% as of, and for the nine months ended, December 31, 2001, respectively.

     The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that flexibility remains available in the form of additional borrowing capacity, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions. No interest rate hedging contracts were in place as of December 31, 2001.

     The Company intends to fund its cash requirements for the balance of fiscal 2002 and future years from available cash balances, internally generated funds and borrowings available under the Credit Facilities. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

Seasonality

     The Company's business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The Company's Wholesale revenues, particularly those from its European operations, are generally highest during the second and fourth fiscal quarters, while the Company's Retail segment generally contributes its highest levels of revenue during the third fiscal quarter. As the timing of Wholesale product shipments and other events affecting the retail business may vary, results for any particular quarter might not be indicative of results for the full year.

Inflation

     The Company believes that inflation has not had a material effect on its net revenue or profitability.

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

     The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or anticipated cash flows. These include the purchase of inventory, capital expenditures and the collection of foreign royalty payments. The Company enters into forward contracts, generally with maturities of up to 15 months, to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. At December 31, 2001, the Company had contracts to exchange foreign currencies, principally, the Japanese yen, the Canadian dollar, the Euro and the Pound Sterling having a total notional amount of $36,013. The unrealized loss associated with these contracts at December 31, 2001 was de minimus. Gains or losses on such forward contracts are recognized in other comprehensive income on a mark-to-market basis and, ultimately, in earnings at the time the underlying hedge transaction is completed or recognized in earnings.

Recently Issued Accounting Standards

     A discussion of the effects of recently issued accounting standards appears in Note 9 to the Condensed Consolidated Financial Statements in Item 1 above.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are indicated by words or phrases such as "anticipate," "estimate," "project," "expect," "believe" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks and uncertainties, including, but not limited to, the overall level of consumer spending on apparel, the financial strength of the retail industry generally and the Company's customers, distributors and franchisees in particular, changes in trends in the market segments and geographic areas in which the Company competes, the level of demand for the Company's products, actions by our major customers or existing or new competitors, changes in currency and interest rates and changes in economic or political conditions or trade regulations in the markets where the Company sells or sources its products, as well as other risks and uncertainties set forth in the Company's publicly-filed documents, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the sections entitled "Liquidity and Capital Resources" and "Exchange Rates" in Item 2 above, which sections are incorporated herein by reference.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

         Saipan Litigation. On January 13, 1999, two actions were filed against
         ------------------
the Company and other garment manufacturers and retailers asserting claims that garment factories located on the island of Saipan, which allegedly supply product to the Company and other co-defendants, engage in unlawful practices relating to the recruitment and employment of foreign workers. One action, brought in San Francisco Superior Court (the "State Action"), was filed by a union and three public interest groups alleging unfair competition and false advertising by the Company and others. It seeks equitable relief, restitution and disgorgement of profits relating to the allegedly wrongful conduct, as well as interest and an award of fees to the plaintiffs' attorneys. The other, an action seeking class action status initially filed in Federal Court for the Central District of California and subsequently transferred to the Federal Court in the District of Hawaii (the "Federal Action"), was brought on behalf of an alleged class consisting of the Saipanese factory workers. The defendants include both companies selling goods purchased from factories located on the island of Saipan and the factories themselves. This complaint alleges claims under RICO, the Alien Tort Claims Act, federal anti-peonage and indentured servitude statutes and state and international law. It seeks equitable relief and damages, including treble and punitive damages, interest and an award of fees to the plaintiffs' attorneys.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      11.    Computation of Net Income Per Ordinary Share

(b)   Reports on Form 8-K

         During the quarter ended December 31, 2001, the Company filed a Current Report on Form 8-K dated November 28, 2001 reporting matters under Item 5 thereof.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                 Tommy Hilfiger Corporation

Date:  February 11, 2002         By: /s/  Joel J. Horowitz
                                          --------------------------
                                          Joel J. Horowitz
                                          Chief Executive Officer and President
                                          Tommy Hilfiger Corporation

Date:  February 11, 2002         By: /s/  Joseph Scirocco
                                          --------------------------
                                          Joseph Scirocco
                                          Principal Accounting Officer
                                          Tommy Hilfiger Corporation

                                  EXHIBIT INDEX

Exhibit
Number        Description
-------       -----------

11.           Computation of Net Income Per Ordinary Share