Form 10-K
period 2002-03-31
HILFIGER TOMMY CORP
filed 2002-06-25
CIK 888747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2002.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to _____.

                         Commission file number 1-11226.

                           TOMMY HILFIGER CORPORATION
             (Exact name of registrant as specified in its charter)

    British Virgin Islands                               98-0372112
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

    11/F, Novel Industrial Building
    850-870 Lai Chi Kok Road
    Cheung Sha Wan, Kowloon
    Hong Kong                                          Not Applicable
   (Address of principal executive                         (Zip Code)
    offices)

        Registrant's telephone number, including area code 852-2216-0668

           Securities registered pursuant to Section 12(b) of the Act:


                                                                               Name of each exchange on
         Title of each class                                                        which registered
         -------------------                                                   ----------------------
Ordinary Shares, $.01 par value per share                                      New York Stock Exchange
Tommy Hilfiger U.S.A., Inc. 6.50% Notes due 2003                               New York Stock Exchange
Tommy Hilfiger U.S.A., Inc. 6.85% Notes due 2008                               New York Stock Exchange
Tommy Hilfiger U.S.A., Inc. 9.00% Senior Bonds due 2031                        New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price on May 31, 2002: Ordinary Shares, $.01
                                                         ---------------------
Par Value - $1,286,916,750
--------------------------

The number of shares outstanding of the registrant's stock as of May 31, 2002:
Ordinary Shares, $.01 Par Value - 90,061,174 shares.
---------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

Item                                                                       Page
--------------------------------------------------------------------------------
                                     PART I

Item 1.      Business........................................................ 3
Item 2.      Properties......................................................14
Item 3.      Legal Proceedings...............................................14
Item 4.      Submission of Matters to a Vote of
               Security Holders..............................................15

                                     PART II

Item 5.      Market for Registrant's Common Equity
               and Related Matters...........................................16
Item 6.      Selected Financial Data.........................................18
Item 7.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations....................................................19
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk......30
Item 8.      Financial Statements and Supplementary
               Data..........................................................31
Item 9.      Changes in and Disagreements with
               Accountants on Accounting and Financial
               Disclosure....................................................32

                                    PART III

Item 10.     Directors and Executive Officers of
               the Company...................................................32
Item 11.     Executive Compensation..........................................35
Item 12.     Security Ownership of Certain Beneficial
               Owners and Management.........................................41
Item 13.     Certain Relationships and Related
               Transactions..................................................42

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and
               Reports on Form 8-K...........................................45

                                     PART I

ITEM 1.  BUSINESS

General

         Tommy Hilfiger Corporation ("THC" or the "Company"; unless the context indicates otherwise, all references to the "Company" include THC and its subsidiaries), through its subsidiaries, designs, sources and markets men's and women's sportswear, jeanswear and childrenswear under the Tommy Hilfiger trademarks. Through a range of strategic licensing agreements, the Company also offers a broad array of related apparel, accessories, footwear, fragrance and home furnishings. The Company's products can be found in leading department and specialty stores throughout the United States, Canada, Europe, Mexico, Central and South America, Japan, Hong Kong and other countries in the Far East, as well as the Company's own network of specialty and outlet stores in the United States, Canada and Europe. Tommy Hilfiger, the Company's Honorary Chairman and Principal Designer, provides leadership and direction for the design process. The Company's apparel is designed to combine classic American styling with unique details and fit to give time-honored basics a fresh and updated look for customers who desire high quality, designer clothes at competitive prices. THC was incorporated as an International Business Company in the British Virgin Islands (the "BVI") in 1992 and is also registered and licensed as an external International Business Company in Barbados.

         As of March 31, 2002, the Company was engaged in three reportable segments: Wholesale, Retail and Licensing. The Wholesale segment consists of the design and sourcing of men's sportswear and jeanswear, women's casualwear, junior jeanswear and childrenswear for wholesale distribution. The Retail segment reflects the operations of the Company's outlet, specialty and, through February 2001, flagship stores. The Licensing segment consists of the operations of licensing the Company's trademarks for specified products in specified geographic areas.

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

         As of March 31, 2002, the Company operated 110 outlet stores and 53 specialty retail stores, including 15 stores in Europe and 11 stores in Canada. See "Merchandising Strategies - Retailing."

Acquisition of European Licensee

         On July 5, 2001, the Company acquired all of the issued and outstanding shares of capital stock of T.H. International N.V. ("THNV"), the owner of Tommy Hilfiger Europe B.V. ("TH Europe"), the Company's European licensee, for a purchase price of $200,000,000 (such transaction being referred to herein as the "TH Europe Acquisition"). The TH Europe Acquisition was funded using available cash.

         For more information relating to the TH Europe Acquisition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 2 to the Consolidated Financial Statements in
Item 8.

Merchandising Strategies

         The Company generally organizes its apparel collections, including products produced under licensing arrangements, into three primary product lines: Core, Core Plus and Fashion.

Wholesale

         Core. The Core line is comprised of the Company's seasonless, or very basic, products all in classic solid colors. Core items are made available for sale by the Company throughout the year and, therefore, generally are kept in stock by the Company. Since Core items are seasonless, they do not have fixed selling periods and, therefore, retailers' inventories of Core products tend to be maintained throughout the year and reordered as necessary. The Company receives orders from its large customers for Core products on an electronic data interchange ("EDI") system, which expedites reorders. See "Management Information Systems."

         Core Plus. The Core Plus line is comprised of a broad selection of seasonal "basics" which are derived from Core but offer a greater variety of fabrics, colors and patterns, such as stripes and plaids. The Core Plus line also incorporates certain Fashion products that had previously been successful at retail. The Company sells four different seasonal groups of Core Plus products each year. As compared to Fashion items, Core Plus items provide the retailer with longer selling periods at regular prices. Because Core Plus is a broader product category than Fashion, with a longer regular-price selling period, the Company's shipping deadlines are more flexible and the Company may be able to place reorders when demand is high.

         Fashion. The Fashion line represents the most updated component of the Company's product line. Fashion items consist of a group of product classifications coordinated around a seasonal theme. The Company offers Fashion products under at least two themes per season, thereby creating a flow of new merchandise in the marketplace.

Retailing

         The Company believes its outlet store business has positioned it to take advantage of an important segment of the retail apparel industry that appeals to customers' value orientation and provides the Company with an additional channel of distribution. The Company stocks its outlet stores with first-quality products manufactured specifically for its outlet stores' customers and, to a small degree, with out-of-season products. The Company's outlet stores are located primarily in major outlet centers in the United States, Canada and Europe.

         The Company believes that specialty stores are complementary to its department store distribution and will enable the Company to reach consumers who prefer this shopping format and to penetrate selected markets that are currently not served by department stores. Specialty retail store formats include sportswear stores and jeanswear stores or a combination thereof, each with appropriate licensed products.

         The following is a summary of the Company's retail stores by type and geographic location as of March 31, 2002:


                            Outlet    Specialty    Total
                            ------    ---------    -----
         United States        98         39         137
         Canada                4          7          11
         Europe                8          7          15
                             ---         --         ---
         Total               110         53         163
                             ===         ==         ===

         The above table excludes Tommy Hilfiger stores operated by franchisees. The Company currently plans to add approximately 6 outlet stores and 16 specialty stores, on a worldwide basis, by March 31, 2003. Planned store openings in the U.S. consist of 5 outlet stores and 5 specialty stores, for which the Company had signed leases during fiscal 2002. The remaining 1 outlet and 11 specialty stores are planned to be opened in Europe and Canada.

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

         As shown in the table below, the Company offers numerous products through license arrangements with companies which are among the industry leaders in their respective categories and has several strategic geographic licenses and distributorships:


                                                                          Available
Product Category                        License                           at Retail
----------------                        -------                           ---------
Men's socks                             Mountain High Hosiery, Inc.       Holiday 1992
Men's neckwear                          Superba, Inc.                     Father's Day 1993
Men's belts, small leather
  goods and jewelry                     Swank, Inc.                       Fall 1993
Men's suits, sport coats,
  dress slacks, top coats,
  formal wear                           Hartmarx Corporation              Fall 1994
Men's dress shirts                      Oxford Industries, Inc.           Fall 1994
Men's underwear                         Jockey International, Inc.        Fall 1994
Men's fragrance                         Aramis, Inc. (Estee Lauder)       Father's Day 1995
Men's robes and sleepwear               Russell-Newman, Inc.              Holiday 1995
Men's golfwear                          Oxford Industries, Inc.           Holiday 1995
Men's eyewear                           Lantis Eyewear Corporation        Fall 1996
Women's fragrance                       Aramis, Inc. (Estee Lauder)       Fall 1996
Men's footwear                          The Stride Rite Corporation       Spring 1997
Children's socks                        Mountain High Hosiery, Inc.       Spring 1997
Boy's blazers                           Alperin, Inc.                     Spring 1997
Men's sunglasses                        Lantis Eyewear Corporation        Fall 1997
Children's footwear                     The Stride Rite Corporation       Fall 1997
Boy's neckwear                          Superba, Inc.                     Holiday 1997
Athletics fragrance                     Aramis, Inc. (Estee Lauder)       Spring 1998
Linens, bedding and bath products       Revman Industries, Inc.           Summer 1998
Women's footwear                        The Stride Rite Corporation       Holiday 1998
Women's robes and sleepwear             Russell-Newman, Inc.              Holiday 1998
Women's sunglasses                      Lantis Eyewear Corporation        Holiday 1998
Women's socks                           Mountain High Hosiery, Inc.       Holiday 1998
Bath & body products                    Aramis, Inc. (Estee Lauder)       Spring 1999
Women's handbags, belts and small
  leather goods and sportbags           Tommy Hilfiger Handbags &
                                          Small Leather Goods, Inc.       Fall 1999
Men's tailored clothing (Europe)        Stellson AG                       Fall 1999
Cosmetics                               Aramis, Inc. (Estee Lauder)       Fall 1999
Children's sunglasses                   Lantis Eyewear Corporation        Fall 1999
Women's eyewear                         Lantis Eyewear Corporation        Spring 2000
Children's eyewear                      Lantis Eyewear Corporation        Spring 2000
Women's jewelry                         Victoria & Co. Ltd. (Jones
                                          Apparel Group, Inc.)            Spring 2000
Women's intimate apparel                Bestform Inc. (VF Corporation)    Fall 2000
Women's golfwear                        Oxford Industries, Inc.           Holiday 2000
Dolls                                   FAO Schwartz                      Holiday 2000
Men's and women's watches               Movado Group, Inc.                Spring 2001
Women's swimwear                        Jantzen, Inc. (Perry Ellis
                                          International, Inc.)            Spring 2001
Men's and Women's footwear (Europe)     HP Schubbandels GmbH              Spring 2002


                                                                          Available
Geographic Territory                    Licensee/Distributor              at Retail
--------------------                    --------------------              ---------
Central and South America               American Sportswear S.A.          1989
Japan                                   Tommy Hilfiger Japan Corporation  1991
Mexico                                  Baseco SA de CV                   1995
Asia-Pacific                            KSDP International                1998



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

Design

         Tommy Hilfiger, the Company's Honorary Chairman and Principal Designer, provides leadership and direction for the design process. Designers are selected on the basis of their understanding of the retail industry and their ability to understand what consumers desire and which designs are most likely to be commercially viable. Design teams are responsible for separate product classifications. In addition, the Company has senior designers, whose responsibility is to coordinate the design teams. Design teams utilize computer aided design stations, which provide timely translation of designs into sample depictions varying in color, cut and style. The speed of production and breadth of the resulting output assist the Company in selecting desirable designs for the sourcing and research and development staffs to assess.

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

Wholesale Sales and Marketing

         Tommy Hilfiger products are sold throughout the United States in major department and specialty retail store locations. The Company's department store customers include major United States retailers such as Dillard Department Stores, Federated Department Stores (including Macy's, Rich's, Bloomingdale's and Burdines), May Department Stores (including Lord & Taylor, Hecht's and Foley's), Belk Stores, Saks, Inc. (including Carson Pirie Scott, Proffitt's and Younkers) and Marshall Fields (Target Corporation). The Company believes that its relationships with major retailers, including the active sales involvement of the Company's senior management, are important elements of its marketing strategy. The Company's strategy is to continue to maintain and, where demand warrants, to selectively expand its United States in-store shop and fixtured area program, expand its product lines and market to new customers worldwide.

         In Europe and Canada, the Company's wholesale sales are more broadly distributed, as the customer base is comprised principally of independent specialty retail stores. Further, TH Europe utilizes third party distributors for sales in select countries such as Italy, Portugal, Turkey, Greece, Norway and Israel. In addition, TH Europe has arrangements with third parties that own and operate franchise retail stores in select locations.

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

         The Company's marketing campaigns are developed and directed principally from its executive offices in New York and Amsterdam. Additionally, the Company maintains regional showroom facilities and sales offices in major cities throughout the U.S. and Europe.

         The Company employs an extensive staff of merchandise coordinators located throughout the United States. These merchandisers educate the retailers' salespeople about the Company's current products, provide the Company with first-hand consumer feedback concerning consumer reaction to the Company's products and coordinate the in-store displays with the department stores. In addition to the coordinator program, the Company also conducts a training program for the department stores' Tommy Hilfiger selling specialists. The program is designed to educate specialists on the Company's image and merchandising standards and to promote the development and servicing of clientele. The program also educates specialists in customer assistance and advice, including merchandise selection and the coordination of complete outfits of Tommy Hilfiger products.

         The Company sells substantially all its out-of-season products, which are principally from the Fashion and Core Plus product lines, to certain discount retailers. The net revenue from such sales represented less than 15% of the Company's total net revenue for each of the last three fiscal years.

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

         In December 1999, the Company's website, tommy.com, was launched as a marketing vehicle to complement the ongoing development of the Tommy Hilfiger lifestyle brand. It is designed to strengthen the Company's relationship with customers, with the added benefit of driving traffic and sales in the Company's existing retail venues.

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

         The Company imports most of its finished goods because it believes it can import higher quality products at lower costs than could be achieved domestically. Management maintains extensive and long-term relationships with leading manufacturers principally located in the United States, Mexico and Asia. Production in NAFTA countries (the U.S., Mexico and Canada) amounts to approximately 27% of the cost of products purchased annually. Other than NAFTA countries, no country from which the Company imports accounts for more than 10% of the total cost of products purchased annually. The Company monitors duty, tariff and quota-related developments and continually seeks to minimize its potential exposure to duty, tariff and quota-related risks through, among other measures, geographical diversification of its manufacturing sources, the maintenance of its buying offices in Hong Kong, India and the United States, allocation of production to merchandise categories where more quota is available and shifts of production among countries and manufacturers. The Company has also established a Code of Conduct for labor standards and factory conditions in its contract manufacturing facilities. A program to monitor compliance with the Code is administered by an independent law firm that engages a third-party, not for profit organization to conduct audits of factory compliance with the Code on a regular basis.

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

         The Company has its products manufactured according to plans prepared each year which reflect prior years' experience, current fashion trends, economic conditions and management estimates of a line's performance. In certain cases, the Company separately negotiates with suppliers for the purchase of required raw materials by its contractors in accordance with the Company's specifications. The Company limits its exposure to holding excess inventory by committing to purchase a portion of total projected demand and the Company, in its experience, has been able to satisfy its excess demand through reorders. The Company believes that its policy of limiting its commitments for purchases early in the season reduces its exposure to excess inventory.

Quality Control

         The Company's quality control program is designed to ensure that purchased goods meet the Company's standards. The Company inspects prototypes of each product prior to cutting by the contractors and performs two in-line inspections and a final inspection prior to shipment. All finished goods are shipped to the Company's New Jersey facilities for re-inspection and distribution. While the Company's return policy permits customers to return defective products for credit, less than 1% of the Company's shipments in fiscal 2002 were returned as defective under this policy.

Management Information Systems

         The Company believes that high levels of automation and technology are essential to maintain its competitive position and the Company continues to invest in computer hardware, systems applications and networks to enhance and to speed the apparel design process, to support the sale and distribution of products to its customers and to improve the integration and efficiency of its operations. The Company utilizes computer-aided design stations for use by the design teams, which provide timely translations of designs into sample depictions varying in color, cut and style. The Company also uses an EDI system to receive on-line orders from its customers and a related electronic method to accumulate sales information on its products. This technology enables the Company to provide valuable sales information and inventory maintenance information services to its customers who have adopted such technology. The Company's 10 largest customers communicate with the Company through EDI technology.

Distribution

         In the United States, wholesale and retail distribution currently occurs at three major New Jersey facilities (located in Dayton, Cranbury and Secaucus) which average approximately 375,000 square feet. Additionally, the Company operates two other New Jersey facilities, which it expects to vacate during fiscal 2003 as a result of the opening of the Cranbury facility in May 2002. The facilities are operated by the Company and principally staffed by an independent contractor who charges the Company on the basis of the number of items processed, subject to a minimum annual fee. The Company maintains its distribution management group and certain administrative functions at its New Jersey facilities.

         The Company's Canadian distribution is processed through a 174,000 square foot facility located in Montreal, Quebec.

         Effective June 1, 2002, TH Europe's main distribution facility is a 263,000 square foot facility in Tegelen, The Netherlands. In connection with the opening of this facility, the Company intends to close several smaller facilities. In addition, TH Europe will continue to operate 4 other facilities totaling approximately 165,000 square feet.

Credit and Collection

         The Company collects the majority of its receivables from U.S. customers through a credit company subsidiary of a large financial institution pursuant to an agreement whereby the credit company pays the Company after the credit company receives payment from the Company's customer. The credit company establishes maximum credit limits for each customer account. If the receivable becomes 120 days past due, or the customer becomes bankrupt or insolvent, the full amount of the receivable is reimbursable by the credit company.
The Company has a similar arrangement with another large financial institution for credit services to its Canadian subsidiary. TH Europe has an agreement with a European credit insurance company from whom it obtains credit insurance on an individual customer basis. At March 31, 2002, approximately 75% of TH Europe's total receivables were covered by credit insurance, bank guarantees or other means. In all cases the Company believes that the credit risk associated with such financial institutions is minimal.

         The Company also grants credit directly to certain select customers in the normal course of business without participation by a credit company. In such cases the Company monitors its credit exposure limits to avoid any significant concentration of risk.

         Bad debts as a percentage of net sales were less than 0.1% in each of the Company's last three fiscal years.

Trademarks

         The Company owns and utilizes the following principal trademarks: TOMMY HILFIGER(R), TOMMY JEANS(R), TOMMY(R), TOMMY GIRL(R), HILFIGER ATHLETICS(R), TH(R), TOMMY SPORT(TM) and TOMMY.COM(R), the distinctive flag logo, crest design and green eyelet device, and the signature tartan design and Ithaca striping. Tommy Hilfiger Licensing, Inc., a subsidiary of THC ("THLI"), has registered or applied for registration of these and other trademarks for use in the United States and in numerous countries worldwide, including, inter alia, Canada and various countries in Europe, Asia and South and Central America (collectively, the "Trademarks"). The Company regards the Trademarks and its other proprietary intellectual property rights as valuable assets in the marketing of its products and of the brand. THLI is a party to an agreement with Mr. Hilfiger that restricts (i) the sale, lease, license or other conveyance of the Trademarks,
(ii) the amendment of the license agreement between THLI and Tommy Hilfiger U.S.A., Inc., a subsidiary of THC ("TH USA"), and (iii) the creation of any lien on the Trademarks, without Mr. Hilfiger's consent, until Mr. Hilfiger's death or until termination of Mr. Hilfiger's employment with TH USA without the consent of TH USA.

Backlog

         The Company generally receives orders approximately three to five months prior to the time the products are delivered to stores. Thus, at March 31, 2002, the Company's backlog of orders represents a significant portion of the Company's expected sales through September 30, 2002. At March 31, 2002, the Company's backlog of orders, including orders of TH Europe, which was acquired on July 5, 2001, was approximately $754 million, compared to approximately $671 million at March 31, 2001. The Company's backlog depends upon a number of factors, including the timing of "market weeks" during which a significant percentage of the Company's orders are received and the timing of shipments. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or net revenue realized from such shipments. The Company has provided its outlook for fiscal 2003 net revenue in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Forward Outlook" in Item 7.

Employees

         At March 31, 2002, the Company had approximately 3,000 full-time employees and 1,900 part-time employees. Virtually all of the Company's part-time employees were employed in the Company's retail stores. None of the Company's employees is a member of a union. The Company considers its relations with its employees to be excellent.

Risk Factors

Competition

         The apparel industry is highly competitive. The Company competes with numerous domestic and foreign designers, brands and manufacturers of apparel, accessories and other products, some of which may be significantly larger and have greater resources, than the Company. Management believes that the Company's ability to compete effectively depends upon its continued flexibility in responding to market demand and its ability to offer fashion conscious consumers a wide variety of high quality apparel at competitive prices.

Changes in Fashion Trends

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

Uncertainties in Apparel Retailing

         The apparel industry historically has been subject to substantial cyclical variations, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on the Company's results of operations. While various retailers, including some of the Company's customers, experienced financial difficulties in the past three years which increased the risk of extending credit to such retailers, the Company's bad debt experience has been limited. Under the Company's current credit and collection arrangements, the bankruptcy of a customer which continued to operate and carry the Company's products should not have a material adverse effect on the Company. However, financial problems of a retailer could cause the Company's credit company to limit the amount of receivables of such retailer that the Company may assign to the credit company, which may cause the Company to curtail business with such retailer or require the Company to assume more credit risk relating to such customer's receivables.

Dependence on Customers Under Common Control

         The Company's department store customers include major United States retailers, certain of which are under common ownership. When considered together as a group under common ownership, sales to the department store customers which were owned by Dillard Department Stores, Federated Department Stores and May Department Stores accounted for approximately 15%, 12% and 11%, respectively, of the Company's fiscal 2002 consolidated net revenue. A decision by the controlling owner of a group of department stores to decrease the amount purchased from the Company or to cease carrying the Company's products could have a material adverse effect on the Company.

Sourcing

         The Company does not own or operate any manufacturing facilities and is therefore dependent upon third parties for the manufacture of all of its products. The inability of a manufacturer to ship orders of the Company's products in a timely manner, including as a result of local financial market disruption which could impair the ability of such suppliers to finance their operations, or to meet quality standards, could cause the Company to miss the delivery date requirements of its customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on the Company's financial condition and results of operations. The Company has no long-term formal arrangements with any of its suppliers and historically has experienced only limited difficulty in satisfying its raw material and finished goods requirements. Although the Company believes it could replace such suppliers without a material adverse effect on the Company, there can be no assurance that such suppliers could be replaced in a timely manner, and the loss of such suppliers could have a material adverse effect on the Company's short-term operating results.

Tax Matters

         THC was incorporated in 1992 as an International Business Company in the BVI and is also registered and licensed as an external International Business Company in Barbados, where it has established residency for tax purposes. In addition, certain of THC's non-United States subsidiaries are incorporated in the BVI and other countries and are subject to taxation in those or other countries where the applicable statutory tax rates are substantially lower than those applicable to the Company's United States subsidiaries. As a result, the Company's overall effective tax rate is materially affected by the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject.

         As a tax resident of Barbados, THC is entitled to the benefits of an income tax treaty between Barbados and the United States. The Company has in the past and continues to conduct its operations in a manner that it believes is in full compliance with the requirements of the treaty, as well as other applicable tax laws. Nevertheless, recent legislative proposals in the United States have focused on the taxation of United States subsidiaries of non-United States corporations. Changes in tax rules incorporated in treaties, the Internal Revenue Code, regulations or other authorities may occur which could materially increase the Company's tax payments and reduce its net income and cash flow.

         The Company's effective tax rate, which was 13% for the fiscal year ended March 31, 2002, has been and is expected to continue to be a major factor in the determination of the Company's profitability and cash flow. As such, a significant shift in the relative sources of the Company's earnings, or changes in tax rules or interpretations, could have a material adverse effect on the Company's results of operations and cash flow.

Impact of Potential Future Acquisitions

         From time to time, the Company has pursued, and may continue to pursue, acquisitions. For example, during the fiscal year ended March 31, 2002, the Company completed the TH Europe Acquisition for a purchase price of $200 million, funded using available cash. If one or more acquisitions results in the Company becoming substantially more leveraged on a consolidated basis, the Company's flexibility in responding to adverse changes in economic, business or market conditions may be adversely affected.

ITEM 2.  PROPERTIES

         The principal executive offices of THC are located at 11/F, Novel Industrial Building, 850-870 Lai Chi Kok Road, Cheung Sha Wan, Kowloon, Hong Kong. TH USA's principal executive offices are located at 25 West 39th Street, New York, New York 10018.

         The general location, use, ownership status and approximate size of the principal properties which the Company currently occupies are set forth below:

                                                                                                    Approximate
                                                                                      Ownership   Area in Square
Location                       Use                                                      Status         Feet
--------                       ---                                                    ---------   --------------
Hong Kong ..................   Executive offices and principal buying office of THC     Leased        54,000
New York, New York .........   USA Headquarters, sales offices and showrooms             Owned       170,000
New York, New York .........   Design, production and administrative offices             Owned       115,000
Dayton, New Jersey .........   Warehouse distribution and administrative offices        Leased       360,000
Secaucus, New Jersey .......   Warehouse distribution and administrative offices        Leased       324,000
Secaucus, New Jersey* ......   Warehouse distribution                                   Leased       115,000
Kearny, New Jersey* ........   Warehouse distribution                                   Leased       445,000
Cranbury, New Jersey .......   Warehouse distribution and administrative offices        Leased       443,000
Montreal, Quebec ...........   Warehouse distribution, sales and administrative
                               offices and showrooms                                    Leased       174,000
Amsterdam, The Netherlands..   TH Europe headquarters                                   Leased        39,000
Tegelen, The Netherlands ...   Principal warehouse distribution                         Leased       263,000

* During fiscal 2003, the Company plans to transfer operations of these facilities to the Company's Cranbury, NJ facility, which opened in May 2002.

         A table summarizing the Company's retail stores, all of which are leased, by type and geographic location as of March 31, 2002 is presented under "Business - Merchandising Strategies - Retailing" in Item 1. The Company's outlet and specialty stores average approximately 5,700 and 5,800 square feet, respectively.

ITEM 3.  LEGAL PROCEEDINGS

         Saipan Litigation. On January 13, 1999, two actions were filed against the Company and other garment manufacturers and retailers asserting claims that garment factories located on the island of Saipan, which allegedly supply product to the Company and other co-defendants, engage in unlawful practices relating to the recruitment and employment of foreign workers. One action, brought in San Francisco Superior Court (the "State Action"), was filed by a union and three public interest groups alleging unfair competition and false advertising by the Company and others. It seeks equitable relief, restitution and disgorgement of profits relating to the allegedly wrongful conduct, as well as interest and an award of fees to the plaintiffs' attorneys. The other, an action seeking class action status filed in Federal Court for the Central District of California and subsequently transferred to the Federal Court in Saipan (the "Federal Action"), was brought on behalf of an alleged class consisting of the Saipanese factory workers. The defendants include both companies selling goods purchased from factories located on the island of Saipan and the factories themselves. This complaint alleges claims under RICO, the Alien Tort Claims Act, federal anti-peonage and indentured servitude statutes and state and international law. It seeks equitable relief and damages, including treble and punitive damages, interest and an award of fees to the plaintiffs' attorneys.

         In addition, the same law firm that filed the State Action and the Federal Action has filed an action seeking class action status in the Federal Court in Saipan. This action is brought on behalf of Saipanese garment factory workers against the Saipanese factories and alleges violation of federal and Saipanese wage and employment laws. The Company is not a defendant in this action.

         The Company has entered into settlement agreements with the plaintiffs in the Federal Action and in the State Action. As part of these agreements, the Company specifically denies any wrongdoing or any liability with regard to the claims made in the Federal Action and the State Action. The settlement agreement provides for a monetary payment, in an amount that is not material to the Company's financial position, results of operations or cash flows, to a class of plaintiffs in the Federal Action, as well as the creation of a monitoring program for factories in Saipan. On May 10, 2002, the Federal Court issued an order granting preliminary approval of the settlement.

         The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their businesses.

         In the opinion of the Company's management, based on advice of counsel, the resolution of the foregoing matters will not have a material effect on its financial position, its results of operations or its cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

         THC's Ordinary Shares, par value $.01 per share (the "Ordinary Shares"), are listed and traded on the New York Stock Exchange under the symbol "TOM." As of May 31, 2002, there were approximately 1,400 record holders of the outstanding Ordinary Shares.

         The following table sets forth, for each of the periods indicated, the high and low sales prices per Ordinary Share as reported on the New York Stock Exchange Composite Tape.

                                                    High        Low
                                                    ----        ---
Fiscal Year ended March 31, 2002
  Fourth Quarter ................................. $16.06     $11.20
  Third Quarter ..................................  14.90       8.35
  Second Quarter .................................  14.60       8.46
  First Quarter ..................................  15.65      10.05

Fiscal Year ended March 31, 2001
  Fourth Quarter ................................. $17.25     $ 9.06
  Third Quarter ..................................  13.81       8.38
  Second Quarter .................................  11.44       7.00
  First Quarter ..................................  14.88       6.31


         THC has not paid any cash dividends since its IPO in 1992, and has no current plans to pay cash dividends. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, restrictions imposed by agreements governing indebtedness of THC and its subsidiaries, availability of dividends from subsidiaries, receipt of funds in connection with repayment of loans to subsidiaries or advances from operating subsidiaries and other factors considered relevant by the Board of Directors of THC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7 for a description of certain restrictions on the ability of subsidiaries of THC to pay dividends.

Equity Compensation Plan Information

         The following table sets forth information regarding the Company's equity compensation plans as of March 31, 2002.

                                                                                               Number of Securities
                                                                                              Remaining Available for
                              Number of Securities to be                                   Future Issuance Under Equity
                                Issued Upon Exercise of       Weighted-Average Exercise         Compensation Plans
                                 Outstanding Options,           Price of Outstanding           (Excluding Securities
     Plan Category(1)             Warrants and Rights       Options, Warrants and Rights     Reflected in Column (a))
     ----------------             -------------------       ----------------------------     ------------------------
                                          (a)                            (b)                            (c)
Equity Compensation Plans
Approved by Security Holders(2)        4,558,957                       $14.52                        3,646,000

Equity Compensation Plans Not
Approved by Security Holders(3)        3,584,116                       $20.38                                0
                                       ---------                                                    ----------

                Total                  8,143,073                       $17.10                        3,646,000
                                       =========                                                     =========

--------
(1) For descriptions of the Company's equity compensation plans, see Note 13 to the Consolidated Financial Statements in Item 8 and "Executive Compensation
     - Stock-Based Plans" in Item 11.
(2)  Includes the 1992 Stock Incentive Plans (except as described in footnote
     3), the 2001 Stock Incentive Plan and the Directors Option Plan (all as defined under "Executive Compensation - Stock-Based Plans" in Item 11).
(3) Securities included in this category are attributable solely to certain increases in the number of Ordinary Shares authorized and reserved for issuance under the 1992 Stock Incentive Plans that were not approved by the Company's shareholders.

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


                                                                        Fiscal Year Ended March 31,
                                              -----------------------------------------------------------------------------
                                                2002/(1)/         2001          2000/(2)/         1999/(2)/       1998
                                              -------------   -------------   -------------   -------------   -------------
                                                                (in thousands, except per share amounts)
Statement of Operations Data:
-----------------------------
Net revenue ...............................    $1,876,721      $1,880,935      $1,977,180      $ 1,637,073       $847,110
Cost of goods sold ........................     1,073,089       1,116,321       1,103,582          872,607        447,524
                                              -------------   -------------   -------------   -------------   -------------

Gross profit ..............................       803,632         764,614         873,598          764,466        399,586
Total operating expenses ..................       617,903         567,194         618,099          484,185        236,571
                                              -------------   -------------   -------------   -------------   -------------

Income from operations ....................       185,729         197,420         255,499          280,281        163,015
Interest expense ..........................        41,177          41,412          41,024           39,525          1,258
Interest income ...........................        10,062          17,450          13,056            5,615          7,013
                                              -------------   -------------   -------------   -------------   -------------

Income before income taxes ................       154,614         173,458         227,531          246,371        168,770

Provision for income taxes ................        20,069          42,497          55,173           72,654         55,590
                                              -------------   -------------   -------------   -------------   -------------
Net income ................................    $  134,545      $  130,961      $  172,358      $   173,717       $113,180
                                              =============   =============   =============   =============   =============

Basic earnings per share ..................    $     1.50      $     1.44      $     1.82      $      1.88       $   1.51
                                              =============   =============   =============   =============   =============
Weighted average shares outstanding .......        89,430          91,239          94,662           92,264         74,748
                                              =============   =============   =============   =============   =============

Diluted earnings per share ................    $     1.49      $     1.43      $     1.80      $      1.86       $   1.49
                                              =============   =============   =============   =============   =============
Weighted average shares and share
  equivalents outstanding .................        90,000          91,534          95,632           93,376         75,772
                                              =============   =============   =============   =============   =============


/(1)/ Reflects the acquisition in July 2001 of the Company's European licensee, TH Europe.
/(2)/ Reflects the acquisition in May 1998 of the Company's licensees, Pepe Jeans USA, Inc. ("Pepe USA") and Tommy Hilfiger Canada Inc. Selling, general and administrative expenses in fiscal 1999 included special acquisition-related charges of $19,800 ($11,900 after-tax or $0.13 per diluted share). Fiscal 2000 results included special charges of $62,153 ($36,360 after tax or $0.39 per diluted share), of which $11,700 was included in cost of goods sold.


                                                                              As of March 31,
                                              -----------------------------------------------------------------------------
                                                  2002            2001             2000           1999            1998
                                              -------------   -------------   --------------  -------------   -------------
                                                                              (in thousands)
Balance Sheet Data:
-------------------
Cash and cash equivalents .................    $  387,247      $  318,431      $  309,397      $  241,950        $157,051
Working capital ...........................       591,191         591,376         537,765         443,006         345,886
Total assets ..............................     2,594,451       2,342,556       2,381,521       2,206,620         618,010
Short-term borrowings, including current
  portion of long-term debt ...............        63,447          50,000          50,523          41,234               -
Long-term debt ............................       575,287         529,495         579,370         609,245               -
Shareholders' equity ......................     1,497,462       1,348,593       1,277,714       1,092,249         519,062

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (dollar amounts in thousands)

         All references to years relate to the fiscal year ended March 31 of such year.

Results of Operations

         The following table sets forth the Consolidated Statements of Operations data as a percentage of net revenue.

                                              Fiscal Year Ended March 31,
                                              ----------------------------
                                               2002        2001       2000
                                               -----      -----      -----

Net revenue ................................   100.0%     100.0%     100.0%
Cost of goods sold .........................    57.2       59.3       55.8
                                               -----      -----      -----
Gross profit ...............................    42.8       40.7       44.2

Depreciation and amortization ..............     6.1        5.7        5.0
Other SG&A expenses ........................    26.8       24.5       23.7
                                               -----      -----      -----
Operating expenses before special charges ..    32.9       30.2       28.7
Special charges ............................      --         --        2.6
                                               -----      -----      -----
Total operating expenses ...................    32.9       30.2       31.3
                                               -----      -----      -----

Income from operations .....................     9.9       10.5       12.9
Interest expense, net ......................     1.7        1.3        1.4
                                               -----      -----      -----
Income before taxes ........................     8.2        9.2       11.5
Provision for income taxes .................     1.0        2.2        2.8
                                               -----      -----      -----

Net income .................................     7.2        7.0        8.7
                                               =====      =====      =====


         On July 5, 2001, the Company acquired TH Europe, its European licensee, for a purchase price of $200,000, funded using available cash. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of TH Europe are included in the consolidated results of the Company from the date of the acquisition. The TH Europe Acquisition is expected to create long-term value for the Company's shareholders through TH Europe's expected contribution to revenue and net income beginning with the year of acquisition. The acquisition is also expected to further the Company's evolution as a premier global lifestyle brand and to provide the Company with distribution channel as well as geographic diversification. The purchase price paid reflected the current profitability and cash flow generation of TH Europe, as well as the rapid rate of projected growth in revenue, net income and cash flows.

         The business of TH Europe includes both wholesale distribution as well as the operation of retail stores. In addition, the TH Europe Acquisition results in a reduction in the Company's Licensing segment revenue as the Company's royalties from TH Europe are eliminated in consolidation subsequent to the acquisition.

         Because TH Europe was owned by an affiliate of the Company's two Co-Chairmen, its Honorary Chairman and its Chief Executive Officer, a Special Committee of Independent Directors, advised by independent legal and financial advisors, was established to review and negotiate the transaction. The TH Europe Acquisition was unanimously approved by the Special Committee and, upon its recommendation, by the Company's full Board of Directors.

         The Company has a number of other business relationships with related parties. For more information with respect to these transactions, see Note 11 to the Consolidated Financial Statements in Item 8 and Item 13, "Certain Relationships and Related Transactions."

Overview and Forward Outlook

         The Company reported net revenue of $1,876,721 in fiscal 2002, which was slightly below fiscal 2001 net revenue of $1,880,935. Fiscal 2001, in turn, had a decrease in net revenue of 4.9% from net revenue of $1,977,180 in fiscal 2000. The Company's revenue over the past two years was affected by the economic weakness generally seen throughout the apparel industry, a competitive pricing environment and the Company's objective to reduce its supply of inventory to the marketplace in response to market conditions. The Company's net revenue in fiscal 2002 benefited from the contribution of TH Europe which, as noted above, the Company acquired on July 5, 2001. Net revenue by segment (after elimination of intersegment revenue) was as follows:


                                  Fiscal Year Ended March 31,
                             -------------------------------------
                                2002          2001          2000
                             ----------    ----------    ----------

Wholesale .................  $1,440,888    $1,484,544    $1,635,242
Retail ....................     379,781       330,965       280,255
Licensing .................      56,052        65,426        61,683
                             ----------    ----------    ----------
Total .....................  $1,876,721    $1,880,935    $1,977,180
                             ==========    ==========    ==========

         Gross profit as a percentage of net revenue increased to 42.8% in fiscal 2002 from 40.7% in fiscal 2001. The increase was mainly due to the contribution of TH Europe, which operates at a higher gross margin than the Company's overall margin, improved gross margins in the Company's U.S. wholesale and retail businesses and an increase in the contribution to total revenue of the Retail segment, which generates a higher gross margin than the Wholesale segment. Gross margin decreased to 40.7% in fiscal 2001 from 44.8% (before special charges) in fiscal 2000. The decrease was due to reduced gross margins in the Company's Wholesale and Retail segments, partially offset by the higher relative contribution in fiscal 2001 of Retail and Licensing segment revenue, each of which produce higher gross margins than the Wholesale segment.

         Operating expenses increased to $617,903, or 32.9% of net revenue, in fiscal 2002 from $567,194, or 30.2% of net revenue, in fiscal 2001. This increase was partially due to expenses of TH Europe since its acquisition. In addition, the Company incurred increased expenses due to the growth in the Retail segment, which opened or acquired 58 stores and expanded other stores since March 31, 2001. Partially offsetting these increases were net savings due to the Company's continuing efforts to reduce expenses. These efforts included reductions in corporate expenses and Wholesale segment expenses, resulting from divisional consolidations and other streamlining efforts. The Company expects these savings to continue for the foreseeable future. Operating expenses (before special charges) decreased slightly to $567,194, or 30.2% of net revenue, in fiscal 2001 from $567,646, or 28.7% of net revenue, in fiscal 2000. This decrease primarily resulted from savings realized by the Company's divisional consolidations and other streamlining efforts, partially offset by increased depreciation, amortization and expenses associated with retail stores opened and expanded since the prior year.

         Gross interest expense decreased slightly from $41,412 in fiscal year 2001 to $41,177 in fiscal year 2002, after increasing slightly from $41,024 in fiscal year 2000. The decrease from fiscal year 2001 was due to lower interest rates on, and a lower average principal balance under, the Company's credit facilities, partially offset by interest expense associated with the issuance of $150,000 principal amount of 9% Senior Bonds due December 1, 2031 (the "2031 Bonds") and interest expense incurred by TH Europe since its acquisition. The increase from 2000 to 2001 was due to higher interest rates on outstanding borrowings.

         Interest income decreased from $17,450 in fiscal year 2001 to $10,062 in fiscal year 2002, after increasing from $13,056 in fiscal year 2000. The decrease from fiscal year 2001 was due to lower interest rates earned on invested cash balances. The increase from 2000 to 2001 was due to higher average interest rates on higher levels of invested cash balances.

         The provision for income taxes decreased to 13.0% of income before taxes from 24.5% last year and 24.2% in fiscal 2000. These changes were primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company's earnings are subject.

         For fiscal year 2003, the Company expects that net revenue will be essentially unchanged from fiscal 2002. The Company believes that operating income as a percentage of net revenue will increase by approximately 100 basis points as compared to fiscal 2002. The projected improvement in operating income is expected to result from an improvement in gross margin, partially offset by an increase in operating expenses. The projected improvement in gross margin is due to anticipated changes in the Company's revenue mix and the expected growth in TH Europe. The projected increase in operating expenses is expected to result from the operations of TH Europe and the Company's expanded Retail segment, which operates at a higher cost structure than the Wholesale segment, offset somewhat by the elimination of amortization of goodwill and other intangible assets with indefinite lives of approximately $32,000. Net income is projected to be approximately $148,000 using an effective tax rate consistent with that of fiscal 2002. The Company's projections do not include the potential effect of fully adopting SFAS 142 which requires the Company to evaluate its intangible assets, including goodwill, for possible impairment, using newly defined criteria. The potential impact of this adoption, which would be recorded as a cumulative effect of a change in accounting principle and would be a non-cash and non-operating charge, could result in a material decrease to the Company's net income or result in a substantial net loss for fiscal year 2003.

Segment Operations

         The Company has three reportable segments: Wholesale, Retail and Licensing. The Company's reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segment consists of the design and sourcing of men's sportswear and jeanswear, women's casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment is comprised of the operations of the Company's outlet and specialty stores. The Licensing segment consists of the operations of licensing the Company's trademarks for specified products in specified geographic areas. The Company evaluates performance and allocates resources based on segment profits. Segment profits are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses. Excluded from the calculation of segment profits, however, are the vast majority of executive compensation, certain marketing costs, brand image costs associated with its flagship stores (through February
2001), amortization of intangibles (including goodwill) and interest costs. Financial information for the Company's reportable segments is as follows (see Note 10 to the Consolidated Financial Statements in Item 8 for a reconciliation of total segment revenue to consolidated net revenue):

                                        Wholesale             Retail          Licensing               Total
                                      -------------         ----------      -------------         --------------

Fiscal year ended March 31, 2002
--------------------------------
     Total segment revenue             $ 1,440,888           $ 379,781       $ 109,861             $ 1,930,530
     Segment profits                       155,951              54,429          65,878                 276,258
     Segment profit %                         10.8%               14.3%           60.0%                   14.3%


Fiscal year ended March 31, 2001
--------------------------------
     Total segment revenue             $ 1,484,544           $ 330,965       $ 119,405             $ 1,934,914
     Segment profits                       164,823              62,225          71,315                 298,363
     Segment profit %                         11.1%               18.8%           59.7%                   15.4%


Fiscal year ended March 31, 2000
--------------------------------
     Total segment revenue             $ 1,635,242           $ 280,255       $ 120,256             $ 2,035,753
     Segment profits                       269,472              73,548          77,190                 420,210
     Segment profit %                         16.5%               26.2%           64.2%                   20.6%


Wholesale Segment

         Wholesale segment net revenue decreased by $43,656, or 2.9% from fiscal 2001 to fiscal 2002 and by $150,698, or 9.2%, from fiscal 2000 to fiscal 2001. Within the Wholesale segment, net revenue by component was as follows:

                        Fiscal Year Ended March 31,
               ---------------------------------------------
                   2002            2001             2000
               ------------    ------------    -------------
Menswear        $  622,166      $  666,722      $   754,084
Womenswear         538,268         485,013          566,962
Childrenswear      280,454         332,809          314,196
               ------------    ------------    -------------
                $1,440,888      $1,484,544      $ 1,635,242
               ============    ============    =============

         The decline in Wholesale net revenue from fiscal 2001 to fiscal 2002 was due to an overall volume reduction in the United States, mainly reflecting the Company's efforts to balance supply and demand. Within the menswear component, a reduced level of consumer spending together with the loss of some market share in men's jeans to a variety of new competitors offering fashion forward "street" wear also contributed to the decrease in revenue. Similarly, the childrenswear business has been negatively impacted by greatly reduced discretionary spending on better childrenswear in department stores. Partially offsetting these decreases was the performance of the womenswear component, which achieved an improvement of approximately 11%. This component benefited from the expansion of the Company's women's casual division through the introduction of "plus sizes". Each of the Wholesale divisions benefited from the addition of TH Europe in fiscal year 2002. The decrease in Wholesale net revenue from fiscal 2000 to fiscal 2001 was due to price reductions caused by an oversupply of product and the promotional environment of department stores where the Company's products are sold offset, in part, by the liquidation of substantially higher levels of prior season goods in fiscal year 2000.

         The Company expects Wholesale segment revenue in fiscal year 2003 to be level with to 5% below fiscal 2002 revenue, with decreases in menswear and childrenswear, caused by lower levels of projected off-price sales and lower receipt plans by major retail customers in the U.S., offset somewhat by increases in the womenswear component and the European business.

         Wholesale segment profits decreased by $8,872, or 5.4%, from fiscal year 2001 to fiscal year 2002 and by $104,649, or 38.8%, from fiscal year 2000 to fiscal year 2001. As a percentage of segment revenue, segment profits were 10.8%, 11.1% and 16.5% for fiscal years 2002, 2001 and 2000, respectively. The decrease in Wholesale segment profits from fiscal year 2001 to fiscal year 2002 was due to reduced volume in the Company's U.S. wholesale business. This decrease was partially offset by slightly higher U.S. gross margins and a reduction in U.S. SG&A expenses, as well as by the contribution in fiscal 2002 of TH Europe's wholesale operations, which operated at a higher segment profit percentage than the Company's U.S. business. The decrease in Wholesale segment profits from fiscal year 2000 to fiscal year 2001 was due to the decrease in segment revenue, which in turn resulted from price reductions caused by an oversupply of product and the promotional environment of department stores where the Company's products are sold. In addition, gross profit as a percentage of net revenue decreased from fiscal 2000 to fiscal 2001 due to the price reductions as well as the liquidation of substantially higher levels of prior season goods through the Company's normal off-price channels. These decreases were partially offset by a reduction in operating expenses, which reflects savings realized by the Company's divisional consolidations and other streamlining efforts.

Retail Segment

         Retail segment revenue increased $48,816, or 14.7%, from fiscal year 2001 to fiscal year 2002 and $50,710, or 18.1%, from fiscal year 2000 to fiscal year 2001. The improvements in each year were due to increases in the number of stores and the expansion of certain stores into larger formats offset, in part, by decreases in sales at existing stores. Management believes that the decreases at existing stores was due to reduced customer traffic and softer economic conditions. The Company operated 163 (including 15 in Europe), 105 and 90 retail stores as of March 31, 2002, 2001 and 2000, respectively. Retail stores opened or acquired during fiscal years 2002 and 2001 contributed net revenue of $59,310 and $36,727, respectively, during those years.

         Revenue in the Retail segment is expected to grow 10% to 15% in fiscal year 2003, driven by sales at stores opened within the past year in both the specialty and outlet divisions.

         Retail segment profits decreased $7,796, or 12.5%, from fiscal year 2001 to fiscal year 2002 and $11,323, or 15.4%, from fiscal year 2000 to fiscal year 2001. As a percentage of segment revenue, segment profits were 14.3%, 18.8% and 26.2% for fiscal years 2002, 2001 and 2000, respectively. Segment profit and segment profit as a percentage of segment revenue decreased from fiscal year 2001 to fiscal year 2002 due to operating losses in the Company's U.S. specialty retail division. During fiscal year 2002, the Company opened 28 specialty stores in the U.S. This expansion coincided with a downturn in mall traffic, an intensely promotional climate throughout apparel retailing and a lackluster Fall and Holiday season for menswear. Partially offsetting this decrease was an improvement in gross margins of the Company's outlet division due to lower levels of markdowns as the division operated with much leaner inventories. Segment profit and segment profit as a percentage of net revenue decreased from fiscal year 2000 to fiscal year 2001 due to the promotional environment in department stores and reduced customer traffic, reflecting softer economic conditions and higher energy prices, all of which had the effect of reducing retail prices and, therefore, gross margins.

Licensing Segment

         Licensing segment revenue decreased by $9,544, or 8.0%, from fiscal year 2001 to fiscal year 2002 after remaining essentially unchanged from fiscal year 2000 to fiscal year 2001. Segment revenue decreased in fiscal 2002 due principally to the elimination in consolidation of royalties from TH Europe since the date of the TH Europe Acquisition. New products introduced under licenses entered into during fiscal years 2002 and 2001 contributed a de minimus amount of revenue during those respective years.

         The Company expects Licensing segment revenue in fiscal year 2003 to be level with to 5% below fiscal 2002 revenue.

         Licensing segment profits decreased by $5,437, or 7.6%, from fiscal year 2001 to fiscal year 2002 due to the reduction in licensing royalties from TH Europe mentioned above. Segment profit decreased $5,875, or 7.6%, from fiscal year 2000 to fiscal year 2001 due to the inclusion in fiscal year 2000 of a legal settlement received from Wal-Mart Stores, Inc. of $6,400.

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

         The Company's cash and cash equivalents balance increased from $318,431 at March 31, 2001 to $387,247 at March 31, 2002. This represented an overall increase of $68,816 due primarily to cash provided by operating activities and the issuance of the 2031 Bonds. In fiscal 2002, the Company generated net cash from operating activities of $353,300 consisting of $245,100 of net income adjusted for non-cash items and $108,200 of cash provided by changes in working capital, primarily reductions of $51,016 and $29,963 in inventory and accounts receivable, respectively. Partially offsetting this increase was cash used in investing activities. Cash used in investing activities included the $200,000 cash purchase price for the TH Europe Acquisition and $5,061 of related transaction expenses (net of cash acquired), as well as capital expenditures of $96,923. Capital expenditures were made principally in support of the Company's retail store openings and expansions as well as facilities and selected in-store shops and fixtured areas. Cash provided by financing activities included $144,921 of net proceeds (after underwriting discounts and transaction expenses) from the issuance of the 2031 Bonds, short-term borrowings under TH Europe's credit facility and the proceeds from the issuance of Ordinary Shares under the Company's employee stock option program, partially offset by scheduled debt repayments of $50,000, the early retirement of $85,000 principal amount of outstanding bank term and public debt and the pay-down of the $20,000 principal amount of outstanding direct borrowings under TH USA's revolving credit line (all as described below). A more detailed analysis of the changes in cash equivalents is presented in the Consolidated Statements of Cash Flows.

         At March 31, 2002, accrued expenses and other current liabilities included $38,029 of open letters of credit for inventory purchased. Additionally, at March 31, 2002, TH USA was contingently liable for unexpired bank letters of credit of $66,658 related to commitments of TH USA to suppliers for the purchase of inventories.

          As of March 31, 2002, the Company's principal debt facilities consisted of $225,000 of 6.50% notes maturing on June 1, 2003 (the "2003 Notes"), $200,000 of 6.85% notes maturing on June 1, 2008 (the "2008 Notes"), the 2031 Bonds and a $250,000 revolving credit facility (the "Credit Facility"). The 2003 Notes, 2008 Notes and the 2031 Bonds (collectively, the "Notes") were issued by TH USA and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

         During fiscal 2002, the Company repurchased $25,000 principal amount of the 2003 Notes in open market transactions.

         The Credit Facility, which is guaranteed by THC, consists of an unsecured $250,000 TH USA revolving credit line, expiring on March 31, 2003, of which up to $150,000 may be used for direct borrowings. The Credit Facility is available for letters of credit, working capital and other general corporate purposes. As of March 31, 2002, there were no direct borrowings outstanding under the Credit Facility and $104,687 of the available borrowings under the Credit Facility had been used to open the letters of credit described above. The weighted average annual interest rate for borrowings under the Credit Facility for the fiscal years ended March 31, 2002 and 2001 was 4.50% and 7.04%, respectively.

         During fiscal 2002, in addition to making $50,000 in scheduled amortization payments under its $200,000 five-year term loan facility, the Company prepaid the remaining principal balance of $60,000. The Company also paid down $20,000 principal amount of outstanding direct borrowings under the Credit Facility.

         The Credit Facility contains a number of covenants that, among other things, restrict the ability of subsidiaries of THC to dispose of assets, incur additional indebtedness, create liens on assets, pay dividends or make other payments in respect of capital stock, make investments, loans and advances, engage in transactions with affiliates, enter into certain sale and leaseback transactions, engage in mergers or consolidations or change the businesses conducted by them. The Credit Facility also restricts the ability of THC to create liens on assets or enter into sale and leaseback transactions. Under the Credit Facility, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that in the aggregate exceed 33% of the Company's cumulative consolidated net income, commencing with the fiscal year ended March 31, 1998, less certain deductions. In addition, under the Credit Facility, THC and TH USA are required to comply with and maintain specified financial ratios and tests (based on the Company's consolidated financial results), including, without limitation, an interest expense coverage ratio, a maximum leverage ratio and a minimum consolidated net worth test.

         The Company was in compliance with all covenants in respect of the Notes and the Credit Facility as of March 31, 2002.

         Certain of the Company's non-U.S. subsidiaries have separate credit facilities for working capital or trade financing purposes. In addition to short-term borrowings of $62,749, as of March 31, 2002 these subsidiaries were contingently liable for unexpired bank letters of credit of $10,325 related to commitments of these subsidiaries to suppliers for the purchase of inventory and bank guarantees of $913. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 4.86% and 5.27% as of, and for the fiscal year ended, March 31, 2002, respectively.

         The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay long-term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions. No interest rate hedging contracts were in place as of March 31, 2002.

         The Company intends to fund its cash requirements for fiscal 2003 and future years from available cash balances, internally generated funds and borrowings available under the Credit Facility or similar replacement facilities. The Company believes that these resources will be sufficient to fund its cash requirements for such periods. The Company also believes that it will be able to renew its revolving credit line on terms similar to those of the Credit Facility, which expires on March 31, 2003.

         As of March 31, 2002, the Company's contractual cash obligations by future period are as follows:


                                      Payments Due
                         --------------------------------------------
                         Less Than                             After
                          1 Year     1-3 Years  4-5 Years     5 Years
                         ---------   ---------  ---------    --------
Operating leases         $  43,396   $  77,616  $  54,922    $123,213
Debt repayments             63,447     225,667        --      350,000
                         ---------   ---------  ---------    --------
Total                    $ 106,843   $ 303,283  $  54,922    $473,213
                         =========   =========  =========    ========

         There were no significant committed capital expenditures at March 31, 2002. The Company expects fiscal 2003 capital expenditures to approximate $75,000 to $85,000. Existing cash may also be used to conduct the Company's debt repurchase program, announced April 19, 2002, which authorizes the repurchase of up to $100,000 principal amount of the 2003 Notes (as defined below). As of June 21, 2002, $31,000 principal amount of the 2003 Notes were repurchased under this program.

Application of Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, are presented in Note 1 to the Consolidated Financial Statements in Item 8.

         Critical accounting estimates are those that require management to make assumptions that are highly uncertain at the time and where different estimates that management reasonably could have used, or changes in the accounting estimates that are reasonably likely to occur from period to period, would have a material impact on the Company's financial position, results of operations, or cash flows. The Company's most critical accounting estimates relate to the following: adjustments to revenue, accounts receivable, inventories, and deferred tax assets and are discussed below. Because of the uncertainty inherent in these critical estimates, actual results could differ from such estimates and such differences could be material.

Adjustments to Revenue

         Net revenue from wholesale product sales is recognized upon the transfer of title and risk of ownership to customers. Wholesale revenue is recorded net of discounts, as well as provisions for estimated returns, allowances and doubtful accounts. On a seasonal basis, the Company negotiates price adjustments with retailers as sales incentives or to partially reimburse them for the cost of certain promotions. The Company estimates the cost of such adjustments on an ongoing basis considering historical trends, projected seasonal results and an evaluation of current economic conditions. These costs are recorded as a reduction to net revenue. The Company's estimates of these costs have historically been reasonably accurate.

Accounts Receivable

         In the normal course of business, the Company grants credit directly to certain retail store customers. Accounts receivable are recorded net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based upon an analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of economic conditions.

Inventories

         Inventories are valued at the lower of cost (weighted average method) or market. Substantially all inventories are comprised of finished goods. The Company continually evaluates its inventories by assessing slow moving current product as well as prior seasons' inventory. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory of the Company's individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

Deferred Tax Assets

         The Company evaluates the probability of realizing its deferred tax assets on an ongoing basis. This evaluation includes estimating the Company's future taxable income in each of the taxing jurisdictions in which the Company operates as well as the feasibility of tax planning strategies. The Company is required to provide a valuation allowance if it is determined to be more likely than not that the Company will not be able to realize certain of its deferred tax assets. For certain of the Company's deferred tax assets, the Company had previously determined that it was not more likely than not that these assets will be realized and recorded the appropriate valuation allowance. Should the Company determine that it is more likely than not that it will realize certain of its deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income. Conversely, if the Company should determine that an adjustment to increase the valuation allowance is required, such an adjustment would be charged to the results of operations in the period such conclusion was reached.

Seasonality

         The Company's business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The Company's Wholesale revenue, particularly those from its European operations, is generally highest during the second and fourth fiscal quarters, while the Company's Retail segment generally contributes its highest levels of revenue during the third fiscal quarter. As the timing of Wholesale product shipments and other events affecting the retail business may vary, results for any particular quarter might not be indicative of results for the full year.

Inflation

         The Company believes that inflation has not had a material effect on its net revenue or profitability in recent years.

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

         The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or transactions. These include the purchase of inventory, capital expenditures and the collection of foreign royalty payments. The Company enters into forward contracts with maturities generally up to fifteen months to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. At March 31, 2002, the Company had contracts to exchange foreign currencies, principally, the Japanese yen, the Euro and the Canadian dollar, having a total notional amount of $44,219. No significant gain or loss was inherent in such contracts at March 31, 2002. While a hypothetical 10% adverse change in all of the relevant exchange rates would potentially cause a decrease in the fair value of the contracts of approximately $4,536, the Company would experience an offsetting benefit in the spot rate or would otherwise achieve its desired exchange rate for the underlying transactions.

Recently Issued Accounting Standards

         In July 2001, the FASB released SFAS No. 141, "Business Combinations" ("SFAS 141"). This statement is effective for all business combinations completed after June 30, 2001. SFAS 141 prohibits the pooling-of-interests method of accounting for business combinations and prescribes criteria for the initial recognition and measurement of goodwill and other intangible assets, accounting for negative goodwill and the required disclosures in respect of business combinations.

         The Company has applied the provisions of SFAS 141 to the TH Europe Acquisition, since it was completed after June 30, 2001. Approximately, $156,706 of goodwill and $60,514 of indefinite lived intangibles, consisting of the acquired trademark rights, will continue to be evaluated for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", or APB 17, "Intangible Assets", until the date that SFAS 142 is fully adopted.

         In July 2001, the FASB also released SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company adopted SFAS 142 on April 1, 2002, as required. SFAS 142 requires that goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives not be amortized but that they be tested for impairment at least annually. The Company has applied certain provisions of SFAS 142 to the TH Europe Acquisition since it was completed after June 30, 2001. Accordingly, the goodwill and indefinite lived intangible assets associated with the TH Europe Acquisition are not amortized. The Company continued to amortize goodwill and intangible assets that existed prior to June 30, 2001 through March 31, 2002.

         SFAS 142 provides new criteria for performing impairment tests on goodwill and intangible assets with indefinite useful lives. The impairment test for indefinite lived intangibles must be performed by the Company not later than June 30, 2002. The impairment test for goodwill is a two-step process. SFAS 142 introduces the concept of assessing goodwill impairment at the reporting unit level. By September 30, 2002, the Company must complete the first step of the transitional impairment test, which consists of comparing the carrying amount of the net assets of a reporting unit to its fair value. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test must be completed as soon as possible, but no later than March 31, 2003. The second step of the impairment test consists of the comparison of the implied fair value of the reporting unit's goodwill to the carrying amount of such goodwill.

         With respect to the Company's acquisition of its womenswear, jeanswear and Canadian licensees on May 8, 1998, the Company has unamortized goodwill and other intangibles of approximately $611,290 and $561,582, respectively, and deferred tax liabilities of $230,522, as of March 31, 2002. Amortization expense related to goodwill and other intangibles was $16,974 and $17,558, respectively, for the fiscal year ended March 31, 2002. Effective April 1, 2002, the Company no longer amortizes existing goodwill or trademark rights, which are classified as indefinite life assets, or the related deferred tax liabilities. The combined effect of these adjustments is expected to be a reduction in operating expenses of approximately $32,000 per year and an increase in income tax expense of approximately $6,000 per year. Any impairment loss recognized as a result of adopting this standard would be recorded as a cumulative effect of a change in accounting principle in the Company's statements of operations for the fiscal year ending March 31, 2003 and would be a non-cash and non-operating charge. The Company has not completed its estimate of the impact of adopting SFAS 142 on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized. However, any such loss could materially decrease the Company's reported results of net income and earnings per share or result in a substantial net loss for fiscal year 2003.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company adopted the provisions of SFAS 144 effective April 1, 2002, and such adoption did not have a significant effect on the Company's results of operations or financial position.

         In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-09 (formerly EITF Issue 00-25), "Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products." This consensus addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with a customer's purchase or promotion of the vendor's products. Beginning January 1, 2002, the Company adopted the required accounting, which had no impact on the recognition, measurement or classification of revenue and expense in the Company's Consolidated Statement of Operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are indicated by words or phrases such as "anticipate," "estimate," "project," "expect," "believe" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks and uncertainties, including, but not limited to, the overall level of consumer spending on apparel, the financial strength of the retail industry generally and the Company's customers, distributors and franchisees in particular, changes in trends in the market segments and geographic areas in which the Company competes, the level of demand for the Company's products, actions by our major customers or existing or new competitors, changes in currency and interest rates, changes in applicable tax laws, regulations and treaties and changes in economic or political conditions or trade regulations in the markets where the Company sells or sources its products, as well as other risks and uncertainties set forth in the Company's publicly-filed documents, including this Annual Report on Form 10-K . Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See the sections entitled "Liquidity and Capital Resources" and "Exchange Rates" in Item 7, which sections are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Report of Independent Accountants

Consolidated Statements of Operations for the years ended March 31, 2002, 2001 and 2000

Consolidated Balance Sheets as of March 31, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants ........................................   F-2

Consolidated Statements of Operations for the
years ended March 31, 2002, 2001 and 2000 ................................   F-3

Consolidated Balance Sheets as of March 31, 2002
and 2001 .................................................................   F-4

Consolidated Statements of Cash Flows for the
years ended March 31, 2002, 2001 and 2000 ................................   F-5

Consolidated Statements of Changes in
Shareholders' Equity for the years ended
March 31, 2002, 2001 and 2000 ............................................   F-6

Notes to Consolidated Financial Statements ...............................   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors and Shareholders of Tommy Hilfiger Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Tommy Hilfiger Corporation and its subsidiaries (the "Company") at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP


New York, New York
May 17, 2002

                           TOMMY HILFIGER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                      For the Fiscal Year Ended
                                                                              March 31,
                                                               ----------------------------------------

                                                                  2002           2001           2000
                                                               ----------     ----------     ----------
Net revenue .................................................. $1,876,721     $1,880,935     $1,977,180
Cost of goods sold ...........................................  1,073,089      1,116,321      1,103,582
                                                               ----------     ----------     ----------

Gross profit .................................................    803,632        764,614        873,598
                                                               ----------     ----------     ----------

Depreciation and amortization ................................    114,129        106,640         98,141
Other selling, general and administrative expenses ...........    503,774        460,554        469,505
Special charges ..............................................         --             --         50,453
                                                               ----------     ----------     ----------

Total operating expenses .....................................    617,903        567,194        618,099
                                                               ----------     ----------     ----------

Income from operations .......................................    185,729        197,420        255,499

Interest expense .............................................     41,177         41,412         41,024
Interest income ..............................................     10,062         17,450         13,056
                                                               ----------     ----------     ----------

Income before income taxes ...................................    154,614        173,458        227,531

Provision for income taxes ...................................     20,069         42,497         55,173
                                                               ----------     ----------     ----------

Net income ................................................... $  134,545     $  130,961     $  172,358
                                                               ==========     ==========     ==========
Earnings per share:
Basic earnings per share ..................................... $     1.50     $     1.44     $     1.82
                                                               ==========     ==========     ==========

Weighted average shares outstanding ..........................     89,430         91,239         94,662
                                                               ==========     ==========     ==========

Diluted earnings per share ................................... $     1.49     $     1.43     $     1.80
                                                               ==========     ==========     ==========

Weighted average shares and share equivalents outstanding ....     90,000         91,534         95,632
                                                               ==========     ==========     ==========


          See Accompanying Notes to Consolidated Financial Statements.

                           TOMMY HILFIGER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                     March 31,
                                                            -----------------------
                                                                2002         2001
                                                            -----------  ----------
Assets
Current assets
        Cash and cash equivalents ........................  $  387,247   $  318,431
        Accounts receivable ..............................     224,395      237,414
        Inventories ......................................     184,972      205,446
        Deferred tax and other current assets ............      97,274       90,353
                                                            -----------   ---------

             Total current assets ........................     893,888      851,644

Property and equipment, at cost, net of accumulated
   depreciation and amortization .........................     302,937      281,682
Intangible assets, net of accumulated amortization
   of $135,794 and $101,262 respectively .................   1,390,092    1,206,358
Other assets .............................................       7,534        2,872
                                                            ----------   ----------

             Total Assets ................................  $2,594,451   $2,342,556
                                                            ===========  ==========
Liabilities and Shareholders' Equity
Current liabilities
        Short-term borrowings ............................  $   62,749   $       --
        Current portion of long-term debt ................         698       50,000
        Accounts payable .................................      28,980       38,628
        Accrued expenses and other current liabilities ...     210,270      171,640
                                                            -----------  ----------

             Total current liabilities ...................     302,697      260,268

Long-term debt ...........................................     575,287      529,495
Deferred tax liability ...................................     214,964      202,123
Other liabilities ........................................       4,041        2,077
Commitments and contingencies
Shareholders' equity
        Preference Shares, $.01 par value-shares
          authorized 5,000,000; none issued ..............          --           --
        Ordinary Shares, $.01 par value-shares
          authorized 150,000,000; issued 96,031,167
          and 95,169,402 respectively ....................         960          952
        Capital in excess of par value ...................     598,527      589,184
        Retained earnings ................................     956,776      822,231
        Accumulated other comprehensive income (loss) ....       2,430       (2,543)
        Treasury shares, at cost: 6,192,600 Ordinary
          Shares .........................................     (61,231)     (61,231)
                                                            -----------  ----------

             Total shareholders' equity ..................   1,497,462    1,348,593
                                                            -----------  ----------

             Total Liabilities and Shareholders' Equity ..  $2,594,451   $2,342,556
                                                            ===========  ==========


          See Accompanying Notes to Consolidated Financial Statements.

                           TOMMY HILFIGER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                  For the Fiscal Year Ended
                                                                                           March 31,
                                                                      ----------------------------------------------------
                                                                           2002               2001               2000
                                                                      --------------     --------------     --------------
Cash flows from operating activities
  Net income .......................................................    $  134,545         $  130,961         $  172,358
  Adjustments to reconcile net income to net cash provided by operating activities
       Depreciation and amortization ...............................       117,326            108,235             99,396
       Deferred taxes ..............................................        (6,771)             9,083            (79,788)
       Provision for special charges ...............................            --                 --             62,153
       Changes in operating assets and liabilities
          Decrease (increase) in assets
             Accounts receivable ...................................        29,963            (16,304)           (34,470)
             Inventories ...........................................        51,016             13,347             (2,549)
             Other assets ..........................................        (4,138)              (150)           (13,056)
          Increase (decrease) in liabilities
             Accounts payable ......................................       (15,613)             7,339              3,978
             Accrued expenses and other liabilities ................        46,972            (61,543)            23,187
                                                                      --------------     --------------     --------------

       Net cash provided by operating activities ...................       353,300            190,968            231,209
                                                                      --------------     --------------     --------------

Cash flows from investing activities
  Purchases of property and equipment ..............................       (96,923)           (73,890)          (151,984)
  Acquisition of businesses, net of cash acquired ..................      (205,061)                --                 --
                                                                      --------------     --------------     --------------

       Net cash used in investing activities .......................      (301,984)           (73,890)          (151,984)
                                                                      --------------     --------------     --------------

Cash flows from financing activities
  Proceeds of long-term debt .......................................       144,921                 --             20,000
  Payments on long-term debt .......................................      (155,538)           (50,000)           (40,000)
  Proceeds from the exercise of stock options ......................         7,997              3,710              8,933
  Purchase of treasury shares ......................................             -            (61,231)                --
  Short-term bank borrowings (repayments), net .....................        20,120               (523)              (711)
                                                                      --------------     --------------     --------------

       Net cash provided by (used in) financing activities .........        17,500           (108,044)           (11,778)
                                                                      --------------     --------------     --------------

       Net increase in cash ........................................        68,816              9,034             67,447
Cash and cash equivalents, beginning of period .....................       318,431            309,397            241,950
                                                                      --------------     --------------     --------------

Cash and cash equivalents, end of period ...........................    $  387,247         $  318,431         $  309,397
                                                                      ==============     ==============     ==============


          See Accompanying Notes to Consolidated Financial Statements.

                           TOMMY HILFIGER CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (dollar amounts in thousands)



                                                               Capital in                Accumulated
                                       Ordinary Shares           excess                     other                        Total
                                   -----------------------       of par      Retained    comprehensive   Treasury     shareholders'
                                   Outstanding     Amount        value       earnings    income (loss)    shares        equity
                                   -----------     ------      ----------    --------    -------------   --------     -------------

Balance, March 31, 1999 ..........  94,324,088       $943       $572,809     $518,912          $  (415)     $    --      $1,092,249
  Net income .....................          --         --             --      172,358               --           --         172,358
  Foreign currency translation ...          --         --             --           --              991           --             991
  Exercise of stock options ......     506,550          5          8,928           --               --           --           8,933
  Tax benefits from exercise
    of stock options .............          --         --          3,183           --               --           --           3,183
                                   -----------     ------      ----------    --------          -------     --------      ----------
 Balance, March 31, 2000 .........  94,830,638        948        584,920      691,270              576           --       1,277,714
  Net income .....................          --         --             --      130,961               --           --         130,961
  Foreign currency translation ...          --         --             --           --           (3,119)          --          (3,119)
  Exercise of stock options ......     338,764          4          3,706           --               --           --           3,710
  Tax benefits from exercise
    of stock options .............          --         --            558           --               --           --             558
  Purchase of treasury shares ....  (6,192,600)        --             --           --               --      (61,231)        (61,231)
                                   -----------     ------      ----------    --------          -------     --------      ----------
Balance, March 31, 2001 ..........  88,976,802        952        589,184      822,231           (2,543)     (61,231)      1,348,593
  Net income .....................          --         --             --      134,545               --           --         134,545
  Foreign currency translation ...          --         --             --           --            4,901           --           4,901
  Change in fair value of
    hedging instruments ..........          --         --             --           --               72           --              72
  Exercise of stock options ......     861,765          8          7,989           --               --           --           7,997
  Tax benefits from exercise
    of stock options .............          --         --          1,354           --               --           --           1,354
                                   -----------     ------      ----------    --------          -------     --------      ----------
Balance, March 31, 2002 ..........  89,838,567       $960       $598,527     $956,776          $ 2,430     $(61,231)     $1,497,462
                                   ===========     ======      ==========    ========          =======     =========     ==========

         Comprehensive income consists of net income, foreign currency translation and unrealized gains and losses on hedging instruments and totaled $139,518, $127,842 and $173,349 in fiscal 2002, 2001 and 2000, respectively.

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

(b)      Organization and Business

         THC, through its subsidiaries, designs, sources and markets men's and women's sportswear, jeanswear and childrenswear under the Tommy Hilfiger trademarks. Through a range of strategic licensing agreements, the Company also offers a broad array of related apparel, accessories, footwear, fragrance and home furnishings. The Company's products can be found in leading department and specialty stores throughout the United States, Canada, Europe, Mexico, Central and South America, Japan, Hong Kong and other countries in the Far East, as well as the Company's own network of specialty and outlet stores in the United States, Canada and Europe. THC was incorporated as an International Business Company in the British Virgin Islands (the "BVI") in 1992 and is also registered and licensed as an external International Business Company in Barbados.

(c)      Cash and Cash Equivalents

         The Company considers all financial instruments purchased with original maturities of three months or less to be cash equivalents.

(d)      Inventories

         Inventories are valued at the lower of cost (weighted average method) or market. Substantially all inventories are comprised of finished goods.

(e)      Property and Equipment

         Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures - three to five years; buildings - twenty-five years; machinery and equipment - three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the terms of the leases or the estimated useful lives of the assets. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. The Company's share of the cost of constructing in-store shop displays, which is principally paid directly to third party suppliers, is capitalized and included in furniture and fixtures and amortized in other selling, general and administrative expenses using the straight-line method over their estimated useful lives.

(f)      Intangible Assets

         Intangible assets are comprised principally of goodwill and other intangibles, including those acquired during fiscal 2002 in connection with the TH Europe Acquisition (as defined in Note 2), of $767,996 and $622,096 respectively. The principal intangible assets acquired were trademark rights associated with the licenses between the acquired companies and the Company.

(g)      Long Lived Assets

         The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in earnings to the extent that carrying value exceeds fair value.

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

(i)      Earnings Per Share and Authorized Shares

     Basic earnings per share were computed by dividing net income by the average number of common shares outstanding during the respective period. Diluted earnings per share reflect the potentially dilutive effect of common stock issuable under the Company's stock option plans. Diluted earnings per share have been computed by dividing net income by the average number of common shares outstanding plus the incremental shares that would have been outstanding assuming the exercise of stock options.

         A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:


                                               Fiscal Year Ended March 31,
                                         --------------------------------------
                                            2002          2001          2000
                                         ----------    ----------    ----------

Weighted average shares outstanding ...  89,430,000    91,239,000    94,662,000
Net effect of dilutive stock options
  based on the treasury stock method
  usind average market price ..........     570,000       295,000       970,000
                                         ----------    ----------    ----------
Weighted average shares and share
  equivalents outstanding .............  90,000,000    91,534,000    95,632,000
                                         ==========    ==========    ==========

         Options to purchase 3,640,340, 7,368,940 and 1,566,910 shares at March 31, 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company's Ordinary Shares, par value $.01 per share (the "Ordinary Shares").

(j)      Revenue Recognition

         Net revenue from wholesale product sales is recognized upon the transfer of title and risk of ownership to customers. Revenue is recorded net of discounts, as well as provisions for estimated returns, allowances and doubtful accounts. Retail store revenue is recognized at the time of sale. Licensing royalties and buying agency fees are recognized as earned.

         Net wholesale revenue from major customers as a percentage of consolidated net revenue was as follows:

                                            Fiscal Year Ended March 31,
                                            ---------------------------
                                        2002              2001          2000
                                        ----              ----          ----
                   Customer A           15%                17%           18%
                   Customer B           12%                13%           15%
                   Customer C           11%                13%           13%

(k)      Foreign Currency Translation

         The consolidated financial statements of the Company are prepared in United States dollars as this is the currency of the primary economic environment in which the Company operates, and the vast majority of its revenue is received and expenses are disbursed in United States dollars. Adjustments resulting from translating the financial statements of those non-United States subsidiaries which do not use the United States dollar as their functional currency are recorded in shareholders' equity.

(l)      Advertising Costs

         Advertising costs are charged to operations when incurred and totaled $44,841, $56,329 and $57,141 during the years ended March 31, 2002, 2001 and
2000, respectively. Also, included in other current assets is $6,832 and $4,299 of prepaid advertising costs at March 31, 2002 and 2001, respectively.

         The Company has no long-term commitments for cooperative advertising. On a seasonal basis, the Company makes certain arrangements with retailers to share the cost of specified advertising programs. The Company classifies such costs in SG&A expenses.

(m)      Shipping and Handling Costs

         Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus. Shipping and handling costs incurred by the Company are recorded as SG&A expenses.

(n)      Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(o)      Segments and Foreign Operations

         The Company's operations are reported on the basis of three segments:
Wholesale, Retail, and Licensing, as further discussed in Note 10.

         Substantially all of the Company's net revenue and income from operations as well as identifiable assets constitute foreign operations in that THC is incorporated in the BVI.

(p)      Stock Options

         The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

(q)      Recently Issued Accounting Standards

         In July 2001, the FASB released SFAS No. 141, "Business Combinations" ("SFAS 141"). This statement is effective for all business combinations completed after June 30, 2001. SFAS 141 prohibits the pooling-of-interests method of accounting for business combinations and prescribes criteria for the initial recognition and measurement of goodwill and other intangible assets, accounting for negative goodwill and the required disclosures in respect of business combinations.

         The Company has applied the provisions of SFAS 141 to the TH Europe Acquisition (as defined in Note 2), since it was completed after June 30, 2001. Approximately, $156,706 of goodwill and $60,514 of indefinite lived intangibles, consisting of the acquired trademark rights, will continue to be evaluated for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", or APB 17, "Intangible Assets", until the date that SFAS 142 is fully adopted.

         In July 2001, the FASB also released SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company adopted SFAS 142 on April 1, 2002, as required. SFAS 142 requires that goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives not be amortized but that they be tested for impairment at least annually. The Company has applied certain provisions of SFAS 142 to the TH Europe Acquisition since it was completed after June 30, 2001. Accordingly, the goodwill and indefinite lived intangible assets associated with the TH Europe Acquisition are not amortized. The Company continued to amortize goodwill and intangible assets that existed prior to June 30, 2001 through March 31, 2002.

         SFAS 142 provides new criteria for performing impairment tests on goodwill and intangible assets with indefinite useful lives. The impairment test for indefinite lived intangibles must be performed by the Company not later than June 30, 2002. The impairment test for goodwill is a two-step process. SFAS 142 introduces the concept of assessing goodwill impairment at the reporting unit level. By September 30, 2002, the Company must complete the first step of the transitional impairment test, which consists of comparing the carrying amount of the net assets of a reporting unit to its fair value. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test must be completed as soon as possible, but no later than March 31, 2003. The second step of the impairment test consists of the comparison of the implied fair value of the reporting unit's goodwill to the carrying amount of such goodwill.

         With respect to the Company's acquisition of its womenswear, jeanswear and Canadian licensees on May 8, 1998, the Company has unamortized goodwill and other intangibles of approximately $611,290 and $561,582, respectively, and deferred tax liabilities of $230,522, as of March 31, 2002. Amortization expense related to goodwill and other intangibles was $16,974 and $17,558, respectively, for the fiscal year ended March 31, 2002. Effective April 1, 2002, the Company no longer amortizes existing goodwill or trademark rights, which are classified as indefinite life assets, or the related deferred tax liabilities. The combined effect of these adjustments is expected to be a reduction in operating expenses of approximately $32,000 per year and an increase in income tax expense of approximately $6,000 per year. Any impairment loss recognized as a result of adopting this standard would be recorded as a cumulative effect of a change in accounting principle in the Company's statements of operations for the fiscal year ending March 31, 2003 and would be a non-cash and non-operating charge. The Company has not completed its estimate of the impact of adopting SFAS 142 on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized. However, any such loss could materially decrease the Company's reported results of net income and earnings per share or result in a substantial net loss for fiscal year 2003.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company adopted the provisions of SFAS 144 effective April 1, 2002, and such adoption did not have a significant effect on the Company's results of operations or financial position.

         In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 01-09 (formerly EITF Issue 00-25), "Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products." This consensus addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with a customer's purchase or promotion of the vendor's products. Beginning January 1, 2002, the Company adopted the required accounting, which had no impact on the recognition, measurement or classification of revenue and expense in the Company's Consolidated Statement of Operations.

(r)      Reclassification of Prior Year Balances

         Certain prior year balances have been reclassified to conform to current year presentation.

Note 2 - Acquisition of European Licensee

         On July 5, 2001, the Company acquired all of the issued and outstanding shares of capital stock of T.H. International N.V., the owner of Tommy Hilfiger Europe B.V. ("TH Europe"), the Company's European licensee, for a purchase price of $200,000 (such transaction being referred to herein as the "TH Europe Acquisition"). The TH Europe Acquisition was funded using available cash.

         The TH Europe Acquisition is expected to create long-term value for the Company's shareholders through TH Europe's expected contribution to revenue and net income beginning with the year of the acquisition. The acquisition is also expected to further the Company's evolution as a premier global lifestyle brand and to provide the Company with distribution channel as well as geographic diversification. The purchase price paid reflected the current profitability and cash flow generation of TH Europe, as well as the rapid rate of projected growth in revenue, net income and cash flows.

         The TH Europe Acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of the acquired companies are included in the consolidated results of the Company from the date of the acquisition. The purchase price, including transaction costs, has been allocated as follows:



         Cash                                                        $    1,728
         Accounts Receivable                                             16,944
         Inventories                                                     30,540
         Other current assets                                             6,769
         Property, plant and equipment                                   15,508
         Indefinite lived intangible assets, including goodwill         211,839
         Other assets                                                        94
         Short-term bank borrowings                                     (42,629)
         Accounts payable                                                (5,965)
         Accrued expenses and other current liabilities                 (12,891)
         Long-term debt                                                  (1,273)
         Deferred tax liability                                         (11,925)
         Other liabilities                                               (1,950)
                                                                    ------------
         Total Purchase Price                                        $  206,789
                                                                    ============


         The Company has applied the provisions of SFAS 141 and certain provisions of SFAS 142 to the TH Europe Acquisition. See Note 1(q).

Note 3 - Cash Equivalents

         As of March 31, 2002, the balance in Cash and Cash Equivalents was comprised of short-term money market funds and overnight deposits at several major international financial institutions earning interest at a weighted average interest rate of 1.77 %. As part of its ongoing control procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure.

Note 4 - Financial Instruments

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

         The Company's European subsidiary has an agreement with a European credit insurance company from whom it obtains credit insurance on an individual customer basis. At March 31, 2002, approximately 75% of its total receivables were covered by credit insurance, bank guarantees or other means. In all cases the Company believes that the credit risk associated with such financial institutions is minimal.

         The Company also grants credit directly to certain select customers in the normal course of business without participation by a credit company. In such cases the Company monitors its credit exposure limits to avoid any significant concentration of risk. Bad debts have been minimal.

Foreign Currency Risk Management

         The Company records all derivative instruments (including certain derivative instruments embedded in other contracts) in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value are recognized currently in either income (loss) from continuing operations or accumulated other comprehensive income (loss), depending on the timing and designated purpose of the derivative.

         The Company uses foreign currency forward contracts with maturities generally up to fifteen months to mitigate the risks associated with adverse movements in foreign currency which might affect certain firm commitments or transactions, including the purchase of inventory, capital expenditures and the collection of foreign royalty payments. These instruments are designated as cash flow hedges and, accordingly, any unrealized gains or losses are included in accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. Any portion of a cash flow hedge that is deemed to be ineffective is recognized in current-period earnings. Other comprehensive income (loss) is reclassified to current-period earnings when the hedged transaction is recognized in earnings.

         The Company does not use financial instruments for speculative or trading purposes.

         At March 31, 2002, the Company had contracts to exchange foreign currencies, principally, the Japanese yen, the Euro and Canadian dollar having a total notional amount of $44,219. No significant gains or losses were recognized in earnings during fiscal year 2002 or are expected to be released from other comprehensive income/(loss) in fiscal year 2003.

Fair Value of Other Financial Instruments

         The fair value of the Company's cash and cash equivalents is equal to their carrying value at March 31, 2002. The fair value of the Company's 2003 and 2008 Notes and the 2031 Bonds, having a face value of $575,000, is approximately $534,573 based on quoted market prices as of March 31, 2002. The fair value of the Company's other monetary assets and liabilities approximate carrying value due to the relatively short-term nature of these items.

Note 5 - Property and Equipment

         Property and equipment consists of the following:

                                                   March 31,
                                           ------------------------
                                             2002            2001
                                           --------        --------

         Furniture and fixtures .........  $268,136        $273,687
         Buildings and land .............   111,407         105,770
         Leasehold improvements .........    91,208          51,456
         Machinery and equipment ........    44,618          31,246
                                           --------        --------
                                            515,369         462,159
         Less: accumulated depreciation
           and amortization .............   212,432         180,477
                                           --------        --------
                                           $302,937        $281,682
                                           ========        ========


Note 6 - Accrued Expenses and Other Current Liabilities


         Accrued expenses and other current liabilities are comprised of the following:

                                                  March 31,
                                           ------------------------
                                             2002            2001
                                           --------        --------

         Letters of credit payable ......  $ 38,029        $ 36,176
         Accrued compensation ...........    37,972          34,238
         Merchandise payable ............    17,046           9,644
         Accrued interest ...............    11,175          11,392
         Other accrued liabilities ......   106,048          80,190
                                           --------        --------
                                           $210,270        $171,640
                                           ========        ========

Note 7 - Long-Term Debt


         Long-term debt consists of the following:


                                                            March 31,
                                                  -----------------------------
                                                       2002            2001
                                                  -------------   -------------

Unsecured 9.00% bonds due December 1, 2031 .....    $ 150,000       $      --
Unsecured 6.85% notes due June 1, 2008,
  less unamortized discount of $298 at
  March 31, 2002 ...............................      199,702         199,653
Unsecured 6.50% notes due June 1, 2003,
  less unamortized discount of $82 at
  March 31, 2002 ...............................      224,918         249,842
Term and revolving credit facilities at a
  weighted average interest rate of
  approximately 6.33% at March 31, 2001 ........           --         130,000
Obligation under capital lease .................        1,365              --
                                                  -------------   -------------
                                                      575,985         579,495
Less current maturities ........................         (698)        (50,000)
                                                  -------------   -------------

                                                    $ 575,287       $ 529,495
                                                  =============   =============

         The 6.50% notes maturing on June 1, 2003 (the "2003 Notes"), the 6.85% notes maturing on June 1, 2008 and the 9.00% bonds maturing on December 1, 2031 (collectively, the "Notes") were issued by Tommy Hilfiger U.S.A., Inc., a subsidiary of THC ("TH USA"), and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

         During fiscal 2002, the Company repurchased $25,000 principal amount of the 2003 Notes in open market transactions.

         The revolving credit facility (the "Credit Facility"), which is guaranteed by THC, consists of an unsecured $250,000 TH USA revolving credit line, expiring on March 31, 2003, of which up to $150,000 may be used for direct borrowings. The Credit Facility is available for letters of credit, working capital and other general corporate purposes. As of March 31, 2002, there were no direct borrowings outstanding under the Credit Facility, and $104,687 of the available borrowings under the Credit Facility had been used to open letters of credit.

         During fiscal 2002, in addition to making $50,000 in scheduled amortization payments under its $200,000 five-year term loan facility, the Company prepaid the remaining principal balance of $60,000. The Company also paid down $20,000 principal amount of outstanding direct borrowings under the Credit Facility.

         The Credit Facility contains a number of covenants that, among other things, restrict the ability of subsidiaries of THC to dispose of assets, incur additional indebtedness, create liens on assets, pay dividends or make other payments in respect of capital stock, make investments, loans and advances, engage in transactions with affiliates, enter into certain sale and leaseback transactions, engage in mergers or consolidations or change the businesses conducted by them. The Credit Facility also restricts the ability of THC to create liens on assets or enter into sale and leaseback transactions. Under the Credit Facility, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that in the aggregate exceed 33% of the Company's cumulative consolidated net income, commencing with the fiscal year ended March 31, 1998, less certain deductions. In addition, under the Credit Facility, THC and TH USA are required to comply with and maintain specified financial ratios and tests (based on the Company's consolidated financial results), including, without limitation, an interest expense coverage ratio, a maximum leverage ratio and a minimum consolidated net worth test.

         The Company was in compliance with all covenants in respect of the Notes and the Credit Facility as of March 31, 2002. The Company believes that it will be able to renew its revolving credit line on terms similar to those of the Credit Facility, which expires on March 31, 2003.

         Certain of the Company's non-U.S. subsidiaries have separate credit facilities for working capital or trade financing purposes. In addition to short-term borrowings of $62,749, as of March 31, 2002 these subsidiaries were contingently liable for unexpired bank letters of credit of $10,325 related to commitments of these subsidiaries to suppliers for the purchase of inventory and bank guarantees of $913. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 4.86% and 5.27% as of, and for the fiscal year ended, March 31, 2002, respectively.

Note 8 - Commitments and Contingencies

Leases

         The Company leases office, warehouse and showroom space, retail stores and office equipment under operating leases, which expire not later than 2022. The Company normalizes fixed escalations in rental expense under its operating leases. Minimum annual rentals under non-cancelable operating leases, excluding operating cost escalations and contingent rental amounts based upon retail sales, are payable as follows:

          Fiscal Year Ending March 31,
          ---------------------------
         2003 .............. $ 43,396
         2004 ..............   41,933
         2005 ..............   35,683
         2006 ..............   29,151
         2007 ..............   25,771
         Thereafter ........  123,213

         Rent expense, including operating cost escalations and contingent rental amounts based upon retail sales, was $34,781, $22,561 and $20,092 for the years ended March 31, 2002, 2001 and 2000, respectively.

Letters of credit

         The Company was contingently liable at March 31, 2002 for unexpired bank letters of credit of $76,983 related to commitments for the purchase of inventories and bank guarantees of $913.

Legal matters

         Saipan Litigation. On January 13, 1999, two actions were filed against the Company and other garment manufacturers and retailers asserting claims that garment factories located on the island of Saipan, which allegedly supply product to the Company and other co-defendants, engage in unlawful practices relating to the recruitment and employment of foreign workers. One action, brought in San Francisco Superior Court (the "State Action"), was filed by a union and three public interest groups alleging unfair competition and false advertising by the Company and others. It seeks equitable relief, restitution and disgorgement of profits relating to the allegedly wrongful conduct, as well as interest and an award of fees to the plaintiffs' attorneys. The other, an action seeking class action status filed in Federal Court for the Central District of California and subsequently transferred to the Federal Court in Saipan (the "Federal Action"), was brought on behalf of an alleged class consisting of the Saipanese factory workers. The defendants include both companies selling goods purchased from factories located on the island of Saipan and the factories themselves. This complaint alleges claims under RICO, the Alien Tort Claims Act, federal anti-peonage and indentured servitude statutes and state and international law. It seeks equitable relief and damages, including treble and punitive damages, interest and an award of fees to the plaintiffs' attorneys.

         In addition, the same law firm that filed the State Action and the Federal Action has filed an action seeking class action status in the Federal Court in Saipan. This action is brought on behalf of Saipanese garment factory workers against the Saipanese factories and alleges violation of federal and Saipanese wage and employment laws. The Company is not a defendant in this action.

         The Company has entered into settlement agreements with the plaintiffs in the Federal Action and in the State Action. As part of these agreements, the Company specifically denies any wrongdoing or any liability with regard to the claims made in the Federal Action and the State Action. The settlement agreement provides for a monetary payment, in an amount that is not material to the Company's financial position, results of operations or cash flows, to a class of plaintiffs in the Federal Action, as well as the creation of a monitoring program for factories in Saipan. On May 10, 2002, the Federal Court issued an order granting preliminary approval of the settlement.

         The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their businesses.

         In the opinion of the Company's management, based on advice of counsel, the resolution of the foregoing matters will not have a material effect on its financial position, its results of operations or its cash flows.

Note 9 - Income Taxes


         The components of the provision for income taxes are as follows:


                                       Fiscal Year Ended March 31,
                                    --------------------------------
                                     2002         2001        2000
                                    -------     --------    --------
Current:
  U.S. Federal .................    $ 3,445      $18,320    $ 92,332
  State and Local ..............       (222)         270      25,850
  Non-U.S. .....................     23,617       14,824      16,779
                                    -------      -------     -------
                                     26,840       33,414     134,961
                                    -------      -------     -------

Deferred:
  U.S. Federal .................     (3,750)      12,640     (55,683)
  State and Local ..............     (3,021)      (3,557)    (24,105)
  Non-U.S. .....................         --           --          --
                                    -------      -------     -------
                                     (6,771)       9,083     (79,788)
                                    -------      -------     -------
Provision for income taxes .....    $20,069      $42,497     $55,173
                                    =======      =======     =======


         Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                          March 31,
                                                 --------------------------
                                                    2002             2001
                                                 ---------        ---------

Deferred tax assets - current:
  Inventory costs ............................   $   6,406        $   9,479
  Non-deductible accruals ....................      38,002           37,125
  Accrued compensation .......................      11,734           10,391
  Other items, net ...........................       5,324            7,801
                                                 ---------        ---------
                                                    61,466           64,796
                                                 ---------        ---------


Deferred tax assets (liabilities) -
  non-current:
  Depreciation and amortization ..............      19,996           12,740
  Intangible assets, other than
    goodwill .................................    (242,790)        (237,129)
  Net operating loss carry forwards ..........      19,788           14,561
  Other, net .................................        (958)          10,705
                                                 ---------        ---------
  Subtotal ...................................    (203,964)        (199,123)
  Valuation allowance ........................     (11,000)          (3,000)
                                                 ---------        ---------
  Total deferred tax assets
    (liabilities) - non-current ..............    (214,964)        (202,123)
                                                 ---------        ---------
Total net deferred tax liabilities ...........   $(153,498)       $(137,327)
                                                 =========        =========

         As of March 31, 2002, the Company had state net operating loss carryforwards of approximately $19,788 which begin to expire in 2007. As of March 31, 2002, the Company has recorded valuation allowances of $11,000 against these carryforwards in jurisdictions where management believes it is more likely than not that certain of the assets will not be used to reduce future tax payments.

         The U.S. and non-U.S. components of income before income taxes are as follows:

                                                         Fiscal Year Ended March 31,
                                                    --------------------------------------
                                                        2002          2001          2000
                                                    ----------    ----------    ----------
U.S. .............................................   $ (5,066)     $ 24,691      $ 82,965
Non-U.S. .........................................    159,680       148,767       144,566
                                                    ----------    ----------    ----------
                                                     $154,614      $173,458      $227,531
                                                    ==========    ==========    ==========

         The provision for income taxes differs from the amounts computed by applying the applicable U.S. federal statutory rate to income before taxes as follows:

                                                         Fiscal Year Ended March 31,
                                                    --------------------------------------
                                                        2002          2001          2000
                                                    ----------    ----------    ----------
Provision for income taxes at the
  U.S. federal statutory rate ....................   $ 54,115      $ 60,710      $ 79,636
State and local income taxes, net of
  federal benefits ...............................    (10,003)       (2,408)        1,330
Non-U.S. income taxed at different
  rates ..........................................    (34,892)      (24,326)      (34,950)
Valuation allowance ..............................      8,000         3,000            --
Goodwill amortization ............................      5,787         5,787         5,787
Other ............................................     (2,938)         (266)        3,370
                                                    ----------    ----------    ----------
Provision for income taxes .......................   $ 20,069      $ 42,497      $ 55,173
                                                    ==========    ==========    ==========

         THC is not taxed on income in the BVI, where it is incorporated. THC and its subsidiaries are subject to taxation in the jurisdictions in which they operate.

         Provision has not been made for taxes on undistributed non-BVI earnings of $283,751 at March 31, 2002, as those earnings have been and are expected to be reinvested. As a result of various tax planning strategies available to the Company, it is not practical to estimate the amount of tax, if any, that might be payable on the eventual remittance of such earnings.

Note 10 - Segment Reporting

         The Company has three reportable segments: Wholesale, Retail and Licensing. The Company's reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segment consists of the design and sourcing of men's sportswear and jeanswear, women's casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment reflects the operations of the Company's outlet, specialty and, through February 2001, flagship stores. The Licensing segment consists of the operations of licensing the Company's trademarks for specified products in specified geographic areas. The Company evaluates performance and allocates resources based on segment profits. The accounting policies of the reportable segments are the same as those described in Note 1. Segment profits are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses.

         Excluded from segment profits, however, are the vast majority of executive compensation, certain marketing costs, brand image costs associated with the Company's flagship stores (through February 2001), amortization of intangibles including goodwill, special charges and interest costs. Financial information for the Company's reportable segments is as follows:

                                     Wholesale     Retail     Licensing      Total
                                    ----------   ----------   ----------   ----------
Fiscal year ended March 31, 2002
--------------------------------
  Total segment revenue ........    $1,440,888   $  379,781   $  109,861   $1,930,530
  Segment profits ..............       155,951       54,429       65,878      276,258
  Depreciation and amortization
    included in segment profits.        51,758       12,239          826       64,823

Fiscal year ended March 31, 2001
--------------------------------
  Total segment revenue ........    $1,484,544   $  330,965   $  119,405   $1,934,914
  Segment profits ..............       164,823       62,225       71,315      298,363
  Depreciation and amortization
    included in segment profits.        54,317        7,332          965       62,614

Fiscal year ended March 31, 2000
--------------------------------
  Total segment revenue ........    $1,635,242   $  280,255   $  120,256   $2,035,753
  Segment profits ..............       269,472       73,548       77,190      420,210
  Depreciation and amortization
    included in segment profits.        46,090        9,179        1,171       56,440

         A reconciliation of total segment revenue to consolidated net revenue is as follows:

                                         Fiscal Year Ended March 31,
                                   -----------------------------------------
                                       2002         2001            2000
                                   ----------     ----------    ----------
Total segment revenue ..........   $1,930,530     $1,934,914    $2,035,753
Intercompany revenue ...........      (53,809)       (53,979)      (58,573)
                                   ----------     ----------    ----------
Consolidated net revenue .......   $1,876,721     $1,880,935    $1,977,180
                                   ==========     ==========    ==========

         Intercompany revenue represents buying agency commissions from consolidated subsidiaries which is classified under Licensing for segment reporting purposes.

         A reconciliation of total segment profits to consolidated income before income taxes is as follows:

                                         Fiscal Year Ended March 31,
                                   -----------------------------------------
                                       2002         2001            2000
                                   ----------     ----------    ----------
Segment profits ................   $  276,258     $  298,363    $  420,210
Corporate expenses not
  allocated ....................       90,529        100,943       102,558
Special charges ................           --             --        62,153
Interest expense, net ..........       31,115         23,962        27,968
                                   ----------     ----------    ----------
Consolidated income before
  income taxes .................   $  154,614     $  173,458    $  227,531
                                   ==========     ==========    ==========

         The Company was incorporated in the BVI; accordingly all sales outside the BVI are considered foreign. Countries representing 5% or more of consolidated net revenue are as follows:

                                          Fiscal Year Ended March 31,
                                     -------------------------------------------
                                         2002            2001            2000
                                     -----------      ----------      ----------
United States ..................      $1,616,726      $1,771,721      $1,855,968
Europe .........................         156,536             --              --
Canada .........................          80,311          76,392          88,680
Other ..........................          23,148          32,822          32,532
                                      ----------      ----------      ----------
Consolidated net revenue .......      $1,876,721      $1,880,935      $1,977,180
                                      ==========      ==========      ==========

         The Company's long-lived assets by country are as follows:

                                                    March 31,
                                           ------------------------------
                                             2002                 2001
                                            ----------       -----------
          United States ...............     $1,340,386        $1,369,137
          Europe ......................        240,346             1,150
          Canada ......................         99,632            97,234
          Other .......................         20,199            23,391
                                            ----------        ----------
          Total .......................     $1,700,563        $1,490,912
                                            ==========        ==========

         The Company does not desegregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Note 11 - Related Parties

         See related disclosures in Note 2.

         Prior to the TH Europe Acquisition, the Company was party to a third-party geographic license agreement for Europe and certain other countries with TH Europe, a related party. Under this agreement, the licensee paid Tommy Hilfiger Licensing, Inc., a subsidiary of THC ("THLI"), a royalty based on a percentage of the value of licensed products sold by the licensee. Subject to certain exceptions, all products sold by or through the licensee had to be purchased through Tommy Hilfiger (Eastern Hemisphere) Limited, a wholly owned subsidiary of THC ("THEH"), or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA were paid a buying agency commission based on a percentage of the cost of products sourced through them. The distribution of products under this arrangement began in fiscal 1998. Results of operations include $2,129, for the three months ended June 30, 2001, and $9,554 and $6,372 for the years ended March 31, 2001 and 2000, respectively, of royalties and commissions under this arrangement. In addition, TH Europe subleases certain office space in Amsterdam from a related party for annual rent of approximately $115. In fiscal year 2001, TH Europe also purchased certain fixtures and inventory from the Company for an aggregate purchase price of $358.

         The Company is party to a geographic license agreement for Japan with a related party. Subject to certain exceptions, all products sold by or through the licensee must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. Pursuant to these arrangements, royalties and commissions totaled $2,616, $3,562 and $3,429 in fiscal 2002, 2001 and 2000, respectively.

         Affiliates of the Company hold an indirect 45% equity interest in Macauniter Malhas E Confeccoes Lda., a company which serves as TH Europe's distributor in Portugal and also operates a Tommy Hilfiger store under a franchise arrangement with TH Europe. In fiscal year 2002, with respect to the period after the closing of the TH Europe Acquisition, TH Europe sold $1,349 of merchandise to this company pursuant to such arrangements.

         An affiliate of the Company holds an indirect 25% equity interest in Pepe Jeans SL, which serves as TH Europe's sales and collection agent in Spain. In the fiscal year ended March 31, 2002, with respect to the period after the closing of the TH Europe Acquisition, commissions and fees paid by TH Europe pursuant to these arrangements totaled $2,946.

         TH USA purchases finished goods in the ordinary course of business from other affiliated companies. Such purchases amounted to $90,408, $63,245 and $64,670 during the fiscal years ended March 31, 2002, 2001 and 2000, respectively. In addition, contractors of the Company purchase raw materials in the ordinary course of business from affiliates of the Company. Such purchases amounted to $9,796, $5,168 and $9,364 during the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

         TH USA sells merchandise in the ordinary course of business to a retail store that is owned by a relative of a director and executive officer of the Company. Sales to this customer amounted to approximately $338, $690 and $522 during the years ended March 31, 2002, 2001 and 2000, respectively.

         THEH has two consulting agreements with affiliates. THEH paid fees of $1,000 under these agreements during each of the fiscal years ended March 31, 2002, 2001 and 2000.

         Under the terms of an agreement with an affiliate, Tommy Hilfiger (HK) Limited, a subsidiary of THC ("THHK"), reimburses an affiliate for certain general and administrative expenses, including rent for office space, incurred by the affiliate on behalf of THHK. Payments made to the affiliate for the years ended March 31, 2002, 2001 and 2000 were $394, $318 and $401, respectively.

Note 12 - Retirement Plans

         The Company maintains employee savings plans for eligible U.S. employees. The Company's contributions to the plans are discretionary with matching contributions of up to 50% of employee contributions up to a maximum of 6% of an employee's compensation. For the years ended March 31, 2002, 2001 and 2000, the Company made plan contributions of $1,871, $1,753 and $1,486 respectively.

         Effective January 1, 1998, the Company adopted a supplemental executive retirement plan which provides certain members of senior management with a supplemental pension. The supplemental executive retirement plan is an unfunded plan for purposes of both the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974. The Company recorded expense related to this plan of $1,500, $1,300 and $2,000 for the fiscal years ended March 31, 2002, 2001 and 2000, respectively. Included in accrued expenses and other current liabilities is $6,400 and $4,900 at March 31, 2002 and 2001, respectively, related to this plan.

         Effective January 1, 1998, the Company adopted a voluntary deferred compensation plan which provides certain members of senior management with an opportunity to defer a portion of base salary or bonus pursuant to the terms of the plan. The voluntary deferred compensation plan is an unfunded plan for purposes of both the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974. Included in accrued expenses and other current liabilities is $629 and $355 at March 31, 2002 and 2001, respectively, related to this plan.

Note 13 - Stock-Based Plans

         In September 1992, the Company and its subsidiaries adopted the Tommy Hilfiger U.S.A. and Tommy Hilfiger (Eastern Hemisphere) Limited 1992 Stock Incentive Plans (the "1992 Stock Incentive Plans") authorizing the issuance up to 5,940,000 Ordinary Shares to directors, officers and employees of the Company and its subsidiaries. Through October 2001, a total of 13,500,000 additional Ordinary Shares of THC were authorized and reserved for issuance under the 1992 Stock Incentive Plans.

         In October 2001, the Company's shareholders approved the Tommy Hilfiger Corporation 2001 Stock Incentive Plan (together with the 1992 Stock Incentive Plans, the "Employee Stock Incentive Plans"), authorizing the issuance of up to 3,500,000 Ordinary Shares. Following such approval, no further grants may be made under the 1992 Stock Incentive Plans, but grants previously made under such plans remain outstanding in accordance with their terms.

         In August 1994, the shareholders of the Company approved the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan (the "Directors Option Plan"). Under the Directors Option Plan, directors who are not officers or employees of the Company are eligible to receive stock option grants. The total number of Ordinary Shares for which options may be granted under the Directors Option Plan may not exceed 400,000, subject to certain adjustments.

         Options granted under the Employee Stock Incentive Plans and the Directors Option Plan vest over periods ranging from 1-6 years with a maximum term of 10 years. The exercise price of all options granted under the Employee Stock Incentive Plans and the Directors Option Plan is the market price on the dates of grant.

         Transactions involving the Employee Stock Incentive Plans and the Directors Option Plan are summarized as follows:

                                                       Weighted Average
                                                           Exercise
                                       Option Shares    Price Per Share
                                       -------------   ----------------

Outstanding as of March 31, 1999 ...     6,973,450          $22.89

Granted ............................     4,757,125          $16.69
Exercised ..........................      (506,550)         $17.59
Canceled ...........................    (1,160,120)         $25.65
                                        ----------
Outstanding as of March 31, 2000 ...    10,063,905          $19.92

Granted ............................     1,175,000          $ 7.47
Exercised ..........................      (338,764)         $11.16
Canceled ...........................    (2,269,101)         $21.58
                                        ----------
Outstanding as of March 31, 2001 ...     8,631,040          $18.09

Granted ............................     1,487,543          $10.70
Exercised ..........................      (861,765)         $ 9.21
Canceled ...........................    (1,374,745)         $19.84
                                        ----------
Outstanding as of March 31, 2002 ...     8,143,073          $17.10


         Options exercisable at March 31, 2002, 2001 and 2000 were 3,022,948, 2,361,013 and 982,620, respectively, at weighted average exercise prices of $19.53, $18.75 and $18.78, respectively.

         The following table summarizes information concerning currently outstanding and exercisable options:


                                Options Outstanding                   Options Exercisable
                      ---------------------------------------- -------------------------------

                                       Weighted
                                        Average     Weighted                        Weighted
                                       Remaining     Average                         Average
    Range of              Number      Contractual   Exercise       Number           Exercise
 Exercise Prices        Outstanding      Life        Price       Exercisable         Price
----------------------------------------------------------------------------------------------
 $3.75 - $11.53          4,232,733       8.24       $ 10.36         996,968         $ 11.11

$11.77 - $23.00          1,379,940       5.74       $ 18.86         890,440         $ 19.73

$23.06 - $25.23          1,514,030       6.17       $ 25.01         741,530         $ 25.02

$25.69 - $40.06          1,016,370       6.36       $ 31.00         394,010         $ 30.09
                       -------------   --------   -----------   -------------     -----------

                         8,143,073       7.20       $ 17.10       3,022,948         $ 19.53
                       =============   ========   ===========   =============     ===========


         The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for stock options granted in 2002, 2001 and 2000. Had compensation cost been recorded based upon the fair value at the grant dates as an alternative provided by SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income and diluted earnings per share would have been reduced by approximately $7,501 and $0.08, respectively, in 2002, $10,687 and $0.12, respectively, in 2001 and $10,153 and $0.10, respectively, in 2000. These amounts are for disclosure purposes only and may not be representative of future calculations since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair values of options granted were estimated at $4.55 in 2002, $3.17 in 2001 and $8.24 in 2000 on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: volatility of 66%, 53% and 44%; risk free interest rate of 4.0%, 6.3% and 6.4%; expected life of 3.0 years, 3.2 years and 5.6 years; and no future dividends.

Note 14 - Statements of Cash Flows

                                            Fiscal Year Ended March 31,
                                      --------------------------------------
                                         2002          2001          2000
                                      ---------      ---------    ----------
Supplemental disclosure of cash
flow information:
  Cash paid during the year:
   Interest....................        $41,887        $41,452      $ 41,349
                                      =========      =========    ==========
   Income Taxes................        $ 7,325        $45,318      $114,702
                                      =========      =========    ==========

         The impact of exchange rate movements on cash balances was insignificant in fiscal years 2002, 2001 and 2000.




Note 15 - Special Charges

         During the quarter ended March 31, 2000, the Company recorded a special charge of $62,153, before income taxes, principally related to the following: a redirection of the Company's full-price retail store program, which includes the closure of its flagship stores in Beverly Hills, California and London, England; the postponement of the launch of a new women's dress-up division; and the consolidation of the junior sportswear and junior jeans divisions. This charge consisted of provisions of $44,857 for the write-off of fixed assets and operating leases of the Company's flagship stores and the write-off of fixed assets related to the dress-up and junior sportswear divisions, $11,700 for inventory of the junior sportswear division and, to a lesser extent, the flagship stores, and $5,596 for severance and other costs. Inventory provisions have been included in cost of sales in fiscal year 2000. As of March 31, 2002, the Company had utilized the full provision recorded in fiscal 2000.

Note 16 - Condensed Consolidating Financial Information

         The Notes discussed in Note 7 were issued by TH USA and are fully and unconditionally guaranteed by THC. Accordingly, condensed consolidating balance sheets as of March 31, 2002 and 2001, and the related condensed consolidating statements of operations and cash flows for each of the three years in the period ended March 31, 2002 are provided. The operations of TH USA, excluding its subsidiaries, comprise the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries, including amortization of intangibles (including goodwill). The non-guarantor subsidiaries of TH USA comprise the Company's U.S. retail, licensing and other wholesale divisions, as well as the Company's Canadian operations. Such operations contributed net revenue of $1,238,069, $1,265,424 and $1,367,253 for the fiscal years ended March 31, 2002, 2001 and 2000, respectively. The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA's and THC's results reflect 100% of the earnings of their respective subsidiaries in each of the years presented. See Note 7 for a description of certain restrictions on the ability of subsidiaries of THC to pay dividends to THC.

Condensed Consolidating Statements of Operations
Year Ended March 31, 2002



                                                                         Parent
                                        Subsidiary                      Company
                                          Issuer      Non-Guarantor    Guarantor
                                         (TH USA)     Subsidiaries       (THC)       Eliminations       Total
                                        -----------   ------------     ----------    ------------     ----------
Net revenue .........................   $   552,711    $ 1,458,515    $        --    $  (134,505)   $ 1,876,721
Cost of goods sold ..................       385,943        741,899             --        (54,753)     1,073,089
                                        -----------     ----------     ----------    -----------     ----------

Gross profit ........................       166,768        716,616             --        (79,752)       803,632
                                        -----------     ----------     ----------    -----------     ----------

Depreciation and amortization .......        64,257         49,872             --             --        114,129
Other operating expenses ............       153,463        437,278         (6,263)       (80,704)       503,774
                                        -----------     ----------     ----------    -----------     ----------

Total operating expenses ............       217,720        487,150         (6,263)       (80,704)       617,903
                                        -----------     ----------     ----------    -----------     ----------

Income/(loss) from operations .......       (50,952)       229,466          6,263            952        185,729

Interest expense ....................        38,501          2,676           --               --         41,177
Interest income .....................         3,724          4,606          1,732             --         10,062
Intercompany interest expense(income)        94,396        (18,158)       (76,238)            --           --
                                        -----------     ----------     ----------    -----------     ----------

Income/(loss) before taxes ..........      (180,125)       249,554         84,233            952        154,614

Provision/(benefit) for income taxes.       (68,053)        80,950          7,172             --         20,069

Equity in net earnings of
  unconsolidated subsidiaries........       119,060             --         48,832       (167,892)            --
                                        -----------     ----------     ----------    -----------     ----------

Net income/(loss)....................   $     6,988     $  168,604     $  125,893    $  (166,940)    $  134,545
                                        ===========     ==========     ==========    ===========     ==========

Condensed Consolidating Statements of Operations
Year Ended March 31, 2001



                                                                         Parent
                                        Subsidiary                      Company
                                          Issuer      Non-Guarantor    Guarantor
                                         (TH USA)     Subsidiaries       (THC)       Eliminations       Total
                                        -----------   ------------     ----------    ------------     ----------
Net revenue ........................... $   693,132    $ 1,332,220    $        --    $  (144,417)   $ 1,880,935
Cost of goods sold ....................     457,330        724,146             --        (65,155)     1,116,321
                                        -----------     ----------     ----------    -----------     ----------

Gross profit ..........................     235,802        608,074             --        (79,262)       764,614
                                        -----------     ----------     ----------    -----------     ----------

Depreciation and amortization .........      64,809         41,831             --             --        106,640
Other operating expenses ..............     180,427        369,190         (7,271)       (81,792)       460,554
                                        -----------     ----------     ----------    -----------     ----------

Total operating expenses ..............     245,236        411,021         (7,271)       (81,792)       567,194
                                        -----------     ----------     ----------    -----------     ----------

Income/(loss) from operations .........      (9,434)       197,053          7,271          2,530        197,420

Interest expense ......................      41,402             10           --               --         41,412
Interest income .......................       3,528          7,823          6,099             --         17,450
Intercompany interest expense (income).      89,092        (10,365)       (78,727)            --             --
                                        -----------     ----------     ----------    -----------     ----------

Income/(loss) before taxes ............    (136,400)       215,231         92,097          2,530        173,458

Provision/(benefit) for income taxes...     (29,525)        64,537          7,485             --         42,497

Equity in net earnings of
  unconsolidated subsidiaries..........     111,104             --         44,387       (155,491)            --
                                        -----------     ----------     ----------    -----------     ----------

Net income/(loss)...................... $     4,229     $  150,694     $  128,999    $  (152,961)    $  130,961
                                        ===========     ==========     ==========    ===========     ==========

Condensed Consolidating Statements of Operations
Year Ended March 31, 2000



                                                                         Parent
                                        Subsidiary                      Company
                                          Issuer      Non-Guarantor    Guarantor
                                         (TH USA)     Subsidiaries       (THC)       Eliminations       Total
                                        -----------   ------------     ----------    ------------     ----------
Net revenue ........................... $   704,036    $ 1,436,920    $        --    $  (163,776)   $ 1,977,180
Cost of goods sold ....................     449,132        729,475             --        (75,025)     1,103,582
                                        -----------     ----------     ----------    -----------     ----------

Gross profit ..........................     254,904        707,445             --        (88,751)       873,598
                                        -----------     ----------     ----------    -----------     ----------

Depreciation and amortization .........      62,079         36,062             --             --         98,141
Other operating expenses ..............     184,487        382,168         (9,004)       (88,146)       469,505
Special charges .......................          --         50,453             --             --         50,453
                                        -----------     ----------     ----------    -----------     ----------

Total operating expenses ..............     246,566        468,683         (9,004)       (88,146)       618,099
                                        -----------     ----------     ----------    -----------     ----------

Income/(loss) from operations .........       8,338        238,762          9,004           (605)       255,499

Interest expense ......................      41,419            100           (495)            --         41,024
Interest income .......................       2,347          4,565          6,144             --         13,056
Intercompany interest expense (income).      73,790              5        (73,795)            --             --
                                        -----------     ----------     ----------    -----------     ----------

Income/(loss) before taxes ............    (104,524)       243,222         89,438           (605)       227,531

Provision/(benefit) for income taxes...     (30,795)        78,160          7,808             --         55,173

Equity in net earnings of
  unconsolidated subsidiaries..........     130,155             --         91,557       (221,712)            --
                                        -----------     ----------     ----------    -----------     ----------

Net income/(loss)...................... $    56,426     $  165,062     $  173,187    $  (222,317)    $  172,358
                                        ===========     ==========     ==========    ===========     ==========

Condensed Consolidating Balance Sheets
March 31, 2002


                                                                                             Parent
                                                       Subsidiary                           Company
                                                         Issuer         Non-Guarantor      Guarantor
                                                        (TH USA)        Subsidiaries         (THC)        Eliminations       Total
                                                       ----------       ------------      -----------     ------------    ----------
Assets
  Current Assets
     Cash and cash equivalents......................   $  135,729       $    135,143      $  116,375      $         --    $  387,247
     Accounts receivable............................       51,781            172,614              --                --       224,395
     Inventories....................................       46,134            143,500              --            (4,662)      184,972
     Deferred tax and other current assets..........       86,684              8,735           1,883               (28)       97,274
                                                       ----------       ------------      ----------      ------------    ----------
        Total current assets........................      320,328            459,992         118,258            (4,690)      893,888

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization ........      152,438            150,499              --                --       302,937
Intangible assets, net of accumulated amortization .    1,150,464            239,378              --               250     1,390,092
Investment in subsidiaries .........................      552,746            206,790         428,865        (1,188,401)           --
Other assets .......................................        5,559              1,974              --                 1         7,534
                                                       ----------       ------------      ----------      ------------    ----------
        Total Assets ...............................   $2,181,535       $  1,058,633      $  547,123      $ (1,192,840)   $2,594,451
                                                       ==========       ============      ==========      =============   ==========
Liabilities and Shareholder's Equity
  Current liabilities
     Short-term borrowings .........................   $       --       $     62,749      $       --      $         --    $   62,749
     Current portion of long-term debt .............           --                698              --                --           698
     Accounts payable ..............................        6,879             22,101              --                --        28,980
     Accrued expenses and other current
     liabilities ...................................       78,628            131,174             493               (25)      210,270
     Intercompany payable / (receivable) ...........    1,075,847           (290,387)       (784,626)             (834)           --
                                                       ----------       ------------      ----------      ------------    ----------
        Total current liabilities ..................    1,161,354            (73,665)       (784,133)             (859)      302,697

Long-term debt .....................................      574,620                667              --                --       575,287
Deferred tax liability .............................      262,256            (47,292)             --                --       214,964
Other liabilities ..................................          325              3,716              --                --         4,041
Shareholders' equity ...............................      182,980          1,175,207       1,331,256        (1,191,981)    1,497,462
                                                       ----------       ------------      ----------      ------------    ----------
        Total Liabilities and Shareholders' Equity..   $2,181,535       $  1,058,633      $  547,123      $ (1,192,840)   $2,594,451
                                                       ==========       ============      ==========      =============   ==========

Condensed Consolidating Balance Sheets
March 31, 2001

                                                                                           Parent
                                                    Subsidiary                            Company
                                                      Issuer         Non-Guarantor       Guarantor
                                                     (TH USA)         Subsidiaries         (THC)         Eliminations         Total
                                                    ----------      ---------------     -----------      ------------         -----

Assets
 Current Assets
  Cash and cash equivalents....................     $   45,001             $173,171      $  100,259         $      --    $  318,431
  Accounts receivable..........................        105,716              131,698              --                --       237,414
  Inventories..................................         76,511              133,720              --            (4,785)      205,446
  Deferred tax and other current assets........         14,715               74,157           1,579               (98)       90,353
                                                    ----------             --------      ----------         ---------    ----------
   Total current assets........................        241,943              512,746         101,838            (4,883)      851,644

Property, plant and equipment, at cost, less
 accumulated depreciation and amortization.....        170,398              111,284              --                --       281,682
Intangible assets, net of accumulated
 amortization...................................     1,181,259               24,849              --               250     1,206,358
Investment in subsidiaries.....................        433,686                   --         380,033          (813,719)           --
Other assets...................................            469                2,397              --                 6         2,872
                                                    ----------             --------      ----------         ---------    ----------
   Total Assets................................     $2,027,755             $651,276      $  481,871         $(818,346)   $2,342,556
                                                    ==========             ========      ==========         =========    ==========

Liabilities and Shareholders' Equity
 Current liabilities
  Current portion of long-term debt............     $   50,000             $     --      $       --         $      --    $   50,000
  Accounts payable.............................         20,813               17,815              --                --        38,628
  Accrued expenses and other current
  liabilities..................................         56,334              114,511             821               (26)      171,640
  Intercompany payable / (receivable)..........        982,480             (266,097)       (716,316)              (67)           --
                                                    ----------             --------      ----------         ---------    ----------
   Total current liabilities...................      1,109,627             (133,771)       (715,495)              (93)      260,268

Long-term debt.................................        529,495                   --              --                --       529,495
Deferred tax liability.........................        213,995              (11,872)             --                --       202,123
Other liabilities..............................             --                2,078              --                (1)        2,077
Shareholders' equity ..........................        174,638              794,841       1,197,366          (818,252)    1,348,593
                                                    ----------             --------      ----------        ----------    ----------
   Total Liabilities and Shareholders' Equity..     $2,027,755             $651,276      $  481,871         $(818,346)   $2,342,556
                                                    ==========             ========      ==========         =========    ==========

Condensed Consolidating Statements of Cash Flows
Year Ended March 31, 2002

                                                                                             Parent
                                                               Subsidiary                    Company
                                                                 Issuer      Non-Guarantor  Guarantor
                                                                (TH USA)     Subsidiaries     (THC)     Eliminations       Total
                                                               ----------    -------------  ---------   ------------     ---------
Cash flows from operating activities
  Net income/(loss) ........................................   $   6,988       $ 168,604    $ 125,893     $(166,940)     $ 134,545
  Adjustments to reconcile net income to net cash provided
     by operating activities
       Depreciation and amortization .......................      72,937          44,389            -             -        117,326
       Deferred taxes ......................................     (18,731)         11,960            -             -         (6,771)
       Changes in operating assets and liabilities .........     185,917          (7,823)     (68,942)         (952)       108,200
                                                               ---------       ---------    ---------     ---------      ---------

       Net cash provided by (used in) operating activities .     247,111         217,130       56,951      (167,892)       353,300
                                                               ---------       ---------    ---------     ---------      ---------
Cash flows from investing activities
  Purchases of property and equipment . ....................     (27,244)        (69,679)           -             -        (96,923)
  Acquisition of businesses, net of cash acquired ..........           -        (205,061)           -             -       (205,061)
  Net activity in equity in net earnings of
   unconsolidated subsidiaries .............................    (119,060)              -      (48,832)      167,892              -
                                                               ---------       ---------    ---------     ---------      ---------

       Net cash provided by (used in) investing activities..    (146,304)       (274,740)     (48,832)      167,892       (301,984)
                                                               ---------       ---------    ---------     ---------      ---------
Cash flows from financing activities
  Proceeds of long-term debt ...............................     144,921               -            -             -        144,921
  Payments on long-term debt ...............................    (155,000)           (538)           -             -       (155,538)
  Proceeds from the exercise of stock options ..............           -               -        7,997             -          7,997
  Purchase of treasury shares ..............................           -               -            -             -              -
  Repayments of short-term bank borrowings, net ............           -          20,120            -             -         20,120
  Capital contribution .....................................           -               -            -             -              -
                                                               ---------       ---------    ---------      --------      ---------

       Net cash provided by (used in) financing activities .     (10,079)         19,582        7,997             -         17,500
                                                               ---------       ---------    ---------      --------      ---------

       Net increase (decrease) in cash .....................      90,728         (38,028)      16,116             -         68,816

 Cash and cash equivalents, beginning of period ............      45,001         173,171      100,259             -        318,431
                                                               ---------       ---------    ---------     ---------      ---------

 Cash and cash equivalents, end of period ..................   $ 135,729       $ 135,143    $ 116,375     $       -      $ 387,247
                                                               =========       =========    =========     =========      =========

                                      F-33

Condensed Consolidating Statements of Cash Flows
Year Ended March 31, 2001

                                                                                              Parent
                                                             Subsidiary                       Company
                                                               Issuer       Non-Guarantor    Guarantor
                                                              (TH USA)      Subsidiaries       (THC)      Eliminations      Total
                                                             ----------     -------------    ---------    ------------    ---------
Cash flows from operating activities
  Net income/(loss) ........................................ $    4,229       $ 150,694      $ 128,999     $(152,961)     $ 130,961
  Adjustments to reconcile net income to net cash provided
    by operating activities
      Depreciation and amortization ........................     64,809          43,426             --            --        108,235
      Deferred taxes .......................................    (14,039)         23,122             --            --          9,083
      Changes in operating assets and liabilities ..........     62,562        (112,370)        (4,973)       (2,530)       (57,311)
                                                             ----------       ---------      ---------     ---------      ---------

      Net cash provided by (used in) operating activities ..    117,561         104,872        124,026      (155,491)       190,968
                                                             ----------       ---------      ---------     ---------      ---------
Cash flows from investing activities
   Purchases of property and equipment .....................    (26,956)        (46,934)            --            --        (73,890)
   Net activity in equity in net earnings of
     unconsolidated subsidiaries ...........................   (111,104)             --        (44,387)      155,491             --
                                                             ----------       ---------      ---------     ---------      ---------

      Net cash provided by (used in) investing activities ..   (138,060)        (46,934)       (44,387)      155,491        (73,890)
                                                             ----------       ---------      ---------     ---------      ---------
 Cash flows from financing activities
   Payments on long-term debt ..............................    (50,000)             --             --            --        (50,000)
   Proceeds from the exercise of stock options .............         --              --          3,710            --          3,710
   Purchase of treasury shares .............................         --              --        (61,231)           --        (61,231)
   Repayments of short-term bank borrowings, net ...........         --            (523)            --            --           (523)
   Capital contribution ....................................     90,000              --        (90,000)           --             --
                                                             ----------       ---------      ---------     ---------      ---------

      Net cash provided by (used in) financing activities ..     40,000            (523)      (147,521)           --       (108,044)
                                                             ----------       ---------      ---------     ---------      ---------
      Net increase (decrease) in cash ......................     19,501          57,415        (67,882)           --          9,034

 Cash and cash equivalents, beginning of period ............     25,500         115,756        168,141            --        309,397
                                                             ----------       ---------      ---------     ---------      ---------

 Cash and cash equivalents, end of period .................. $   45,001       $ 173,171      $ 100,259     $      --      $ 318,431
                                                             ==========       =========      =========     =========      =========

                                      F-34

Condensed Consolidating Statements of Cash Flow
Year Ended March 31, 2000

                                                                                                 Parent
                                                                   Subsidiary                    Company
                                                                     Issuer    Non-Guarantor    Guarantor
                                                                    (TH USA)    Subsidiaries      (THC)      Eliminations    Total
                                                                    --------    ------------      -----      ------------    -----
Cash flows from operating activities
  Net income / (loss)..........................................   $ 56,426    $    165,062    $173,187      $ (222,317)   $172,358
  Adjustments to reconcile net income to net cash provided
     by operating activites
        Depreciation and amorization...........................     62,079          37,317          --              --      99,396
        Deferred taxes.........................................     (8,945)        (70,843)         --              --     (79,788)
        Provision for special charges..........................         --          62,153          --              --      62,153
        Changes in operating assets and liabilities............     52,997         (71,041)     (5,471)            605     (22,910)
                                                                  ---------   -------------   ---------     -----------   ---------

        Net cash provided by (used in) operating activities....    162,557         122,648     167,716        (221,712)    231,209
                                                                  ---------   ------------    ---------     -----------   ---------
Cash flows from investing activities
  Purchases of property and equipment..........................    (96,945)        (55,039)         --              --    (151,984)
  Net activities in equity in net earnings of
     unconsolidated subsidiaries...............................   (130,155)             --     (91,557)        221,712          --
                                                                  ----------  -------------   ---------     -----------   ---------

        Net cash provided by (used in) investing activities....   (227,100)        (55,039)    (91,557)        221,712    (151,984)
                                                                  ----------  -------------   ---------     -----------   ---------
Cash flows from financing activities
  Proceeds of long-term debt...................................     20,000              --          --              --      20,000
  Payments on long-term debt...................................    (40,000)             --          --              --     (40,000)
  Proceeds from the exercise of stock options..................         --              --       8,933              --       8,933
  Repayments of short-term bank borrowings, net................         --            (711)         --              --        (711)
                                                                  ----------  -------------   ---------     -----------   ---------

        Net cash provided by (used in) financing activities....    (20,000)           (711)      8,933              --     (11,778)
                                                                  ----------  -------------   ---------     -----------   ---------

        Net increase (decrease) in cash........................    (84,543)         66,898      85,092              --      67,447

Cash and cash equivilants, beginning of period.................    110,043          48,858      83,049              --     241,950
                                                                  ----------  -------------   ---------     -----------   ---------

Cash and cash equivilants, end of period.......................   $ 25,500    $    115,756    $168,141      $       --    $309,397
                                                                  ==========  =============   =========     ===========   =========

Note 17 - Quarterly Financial Data (Unaudited)

                               First      Second       Third      Fourth
                              Quarter     Quarter     Quarter     Quarter
                             ---------   ---------   ---------   ---------
2002
----
Net revenue ...............  $ 355,688   $ 546,442   $ 474,793   $ 499,798

Gross profit ..............    151,742     238,484     201,349     212,057

Net income ................      9,013      47,875      36,958      40,698

Basic earnings per share ..       0.10        0.54        0.41        0.45

Diluted earnings per share.       0.10        0.53        0.41        0.45

2001
----
Net revenue ...............  $ 399,878   $ 533,301   $ 475,759   $ 471,997

Gross profit ..............    159,779     223,941     198,098     182,796

Net income ................      9,736      44,924      42,701      33,600

Basic earnings per share ..       0.10        0.49        0.47        0.38

Diluted earnings per share.       0.10        0.49        0.47        0.37

         The quarterly financial data for the years ended March 31, 2002 and 2001 are unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present such data fairly.

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

Note 19 - Share Repurchase Program

         On April 7, 2000 the Company announced that its Board of Directors authorized the repurchase of up to $150,000 of its outstanding Ordinary Shares over a period of up to 18 months using available cash. Under this share repurchase program, the Company repurchased 6,192,600 Ordinary Shares at an aggregate cost of $61,231 during fiscal year 2001. In connection with the TH Europe Acquisition, the Company's Board of Directors terminated the remaining portion of the share repurchase program, effective June 28, 2001.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers


Name                         Age      Present Position
----                         ---      ----------------
Silas K. F. Chou              55      Co-Chairman of the Board and Director
Lawrence S. Stroll            42      Co-Chairman of the Board and Director
Thomas J. Hilfiger            51      Honorary Chairman of the Board, Principal
                                      Designer and Director
Joel J. Horowitz              51      Chief Executive Officer, President and Director
Ronald K.Y. Chao              63      Director
Lester M.Y. Ma                55      Director
Joseph M. Adamko              69      Director
Clinton V. Silver             72      Director
Simon Murray                  62      Director
Joel H. Newman                60      Chief Financial Officer, Executive Vice
                                      President-Finance and Operations
                                      and Assistant Secretary

Arthur Bargonetti             68      Senior Vice President-Operations
Joseph Scirocco               45      Senior Vice President and Treasurer
Lawrence T.S. Lok             45      Secretary


Silas K.F. Chou has been Co-Chairman of the Board of the Company since 1998 and served as Chairman of the Board from 1992 to 1998. Mr. Chou has been a Director of the Company since 1992. Mr. Chou also served as Managing Director of Novel Enterprises Limited ("Novel Enterprises"), where he continues to serve as a director, from 1996 to 2001 and has been Chairman of the Board of Novel Denim Holdings Limited, a company quoted on the Nasdaq National Market and an affiliate of Novel Enterprises ("Novel Denim"), since 1996. In addition, Mr. Chou was Chairman of the Board of Pepe Jeans London Corporation and its predecessor (collectively, "PJLC") from 1992 to 1998.

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

Clinton V. Silver has been a Director of the Company since 1994. Mr. Silver was employed by Marks & Spencer plc, an international retailer based in London, as Deputy Chairman from 1991 to 1994 and as a consultant from 1994 to 1999. In addition, Mr. Silver served as a director of Marks & Spencer plc from 1974 to 1994 and as Joint Managing Director from 1990 to 1994. Mr. Silver also served as Chairman of the British Fashion Council from 1994 to 1997.

Simon Murray has been a Director of the Company since 1997. From 1993 to 1997, Mr. Murray was the Executive Chairman Asia Pacific of Deutsche Bank AG. Since 1998, Mr. Murray has been the Chairman of General Enterprise Management Services Limited, a private equity fund management company sponsored by Simon Murray & Company Ltd. Mr. Murray is also a director of a number of public companies in the Far East, including Cheung Kong Holdings Limited, Hutchison Whampoa Limited and Orient Overseas (International) Limited, and other companies in Europe, including Hermes International and Vivendi Universal.

Joel H. Newman was appointed Chief Financial Officer and Executive Vice President-Finance and Operations of the Company in 2001, after serving as Chief Financial and Administrative Officer and Executive Vice President since 2000. Prior thereto, Mr. Newman served as Chief Administrative Officer and Executive Vice President-Finance from 1998 to 2000 and as Executive Vice President-Operations from 1997 to 1998. Since 1993, Mr. Newman has also held various senior operations and financial positions with TH USA, for which he currently serves as Chief Operating Officer. Prior to joining the Company, Mr. Newman held various senior operations and financial positions with major companies in the apparel wholesale and retail industries.

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

Lawrence T.S. Lok has served as Secretary of the Company since 1994. In addition, Mr. Lok has been Secretary of Novel Enterprises since 1994 and of Novel Denim since 1997. Mr. Lok has also served as Deputy Financial Controller of Novel Enterprises for more than the past five years.

Ronald K.Y. Chao and Silas K.F. Chou are brothers.

Terms of Directors

         The Company's Board of Directors is divided into three classes with staggered three-year terms. At each Annual Meeting of Shareholders, the successors of the class of directors whose terms expire at such meeting are elected for three-year terms. The terms of Messrs. Chou, Hilfiger and Adamko expire in 2002; the terms of Messrs. Stroll, Ma and Silver expire in 2003; and the terms of Messrs. Horowitz, Chao and Murray expire in 2004.

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

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended March 31, 2002 have been complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth the compensation paid and accrued by the Company and its subsidiaries for the fiscal years ended March 31, 2002, 2001 and 2000 to the Company's chief executive officer and the four other most highly compensated executive officers (the "Named Executive Officers").


                                                                                           Long-Term
                                                        Annual Compensation               Compensation
                                                        -------------------               ------------
                                                                                             Awards
                                                                                           ---------
                                                                                           Securities
                                         Fiscal                                            Underlying        All Other
    Name and Principal Position           Year       Salary ($)        Bonus ($)     Stock Options (#)   Compensation ($)
    ---------------------------           ----       ----------        ---------     -----------------   ----------------
Joel J. Horowitz                          2002       662,678       10,053,000(1)              --               5,500(2)
   Chief Executive Officer and            2001       625,000       12,097,000(1)              --               5,100
   President                              2000       581,600       16,631,000(1)              --               5,100

Thomas J. Hilfiger                        2002    22,360,000(3)            --                 --               5,500 (2)
   Honorary Chairman of the Board         2001    24,925,000(3)            --                 --               5,100
    and Principal Designer                2000    26,851,000(3)            --                 --               5,100

Silas K.F. Chou                           2002       900,000(4)       623,274                 --                  --
   Co-Chairman of the Board               2001       750,000(4)       545,532                 --                  --
                                          2000       750,000(4)       750,000                 --                  --

Lawrence S. Stroll                        2002       600,000(5)       623,274                 --                  --
   Co-Chairman of the Board               2001       750,000(5)       545,532                 --                  --
                                          2000       750,000(5)       750,000                 --                  --

Joel H. Newman                            2002       750,000          600,000                 --              15,100(6)
   Chief Financial Officer and            2001       650,000          550,000            100,000              15,475
   Executive Vice President-Finance       2000       600,000          600,000            165,000              15,088
   and Operations
--------

(1) Pursuant to an incentive plan approved by shareholders of the Company, Mr. Horowitz receives an annual bonus equal to 5% of the Company's operating earnings (as defined below). "See Certain Employment Agreements."
(2) Amount represents employer matching contribution under the Tommy Hilfiger U.S.A. 401(k) Profit Sharing Plan (the "401(k) Plan").
(3) Pursuant to an employment agreement entered into prior to the Company's initial public offering, Mr. Hilfiger receives annual salary payments equal to $900,000 plus 1.5% of the net sales of TH USA and its subsidiaries over $48,333,333. See "Certain Employment Agreements."
(4) Includes $400,000 of the fees paid pursuant to a consulting agreement between Tommy Hilfiger (Eastern Hemisphere) Limited, a subsidiary of THC ("THEH"), and Fasco International, Inc. ("Fasco International"), an affiliate of Messrs. Chou and, until August 2001, Stroll. See "Certain Relationships and Related Transactions - Other Relationships and Transactions" in Item 13.
(5) Includes $100,000 of the fees paid pursuant to a consulting agreement between THEH and Fasco International, and all of the fees paid pursuant to a consulting agreement between THEH and another affiliate of Mr. Stroll. See "Certain Relationships and Related Transactions - Other Relationships and Transactions" in Item 13.
(6) Amount represents employer matching contribution under the 401(k) Plan of $5,100 plus reimbursement for supplemental term life insurance premium payments of $10,000.

Option Grants in Fiscal 2002

         During fiscal year 2002, no Company stock option grants were made to any of the Named Executive Officers.

Aggregated Option Exercises in Fiscal 2002 and Fiscal Year-End Option Values

         The following table sets forth information regarding stock option exercises during fiscal year 2002 by the only Named Executive Officer who has received Company option grants, and the values of such officer's unexercised options as of March 31, 2002.


                                                            Number of Securites
                                                          Underlying Unexercised    Value of Unexercised In-the-
                           Shares                            Stock Options at          Money Stock Options at
                         Acquired on       Value           Fiscal Year-End (#)           Fiscal Year-End ($)
         Name           Exercise (#)    Realized ($)    Exercisable/Unexercisable     Exercisable/Unexercisable
         ----           ------------    ------------    -------------------------   -----------------------------
    Joel H. Newman         33,334         221,796             495,000/66,666               465,094/512,912


Supplemental Executive Retirement Plan

         The Company maintains the Tommy Hilfiger U.S.A., Inc. Supplemental Executive Retirement Plan (the "SERP"), a nonqualified unfunded plan, to provide retirement benefits to senior executives designated by the Chief Executive Officer of TH USA. As of March 31, 2002, Mr. Newman was the only Named Executive Officer participating in the SERP.

         Pension Plan Table. The following table shows the estimated hypothetical annual benefit payable under the SERP to participants retiring at age 65 based on the specified final average compensation and years of service.

                                                               Years of Service
                       ---------------------------------------------------------------------------------------------
    Final Average
    Base Salary                15                  20                   25                  30                  35
    ------------               --                  --                   --                  --                  --
   $ 250,000              $  75,000            $100,000             $125,000            $125,000            $125,000
     300,000                 90,000             120,000              150,000             150,000             150,000
     350,000                105,000             140,000              175,000             175,000             175,000
     400,000                120,000             160,000              200,000             200,000             200,000
     450,000                135,000             180,000              225,000             225,000             225,000
     500,000                150,000             200,000              250,000             250,000             250,000
     750,000                225,000             300,000              375,000             375,000             375,000


         The benefit payable under the SERP is a lifetime annuity equal to 2% of the participant's average base salary for the last three full calendar years of employment multiplied by the participant's years of service (up to a maximum of 25 years). Payments to vested participants commence after termination of employment and upon the earlier of (i) the attainment of age 65 or (ii) the request of the participant at any time after the attainment of age 55 (in which case the annual amount is reduced by 5% per year for each year it is paid before the participant's attainment of age 65). Participants become vested under the SERP upon the earliest of (a) the completion of 10 years of service, (b) the attainment of age 40 and completion of five years of service or (c) the attainment of age 65; provided that a participant who is terminated for "cause" (as defined in the SERP) will forfeit all rights to the SERP benefit (whether or not vested). Payments under the SERP are subject to any applicable Social Security or other taxes required to be withheld by law.

         For purposes of the SERP, the amount specified in the Annual Compensation portion of the Summary Compensation Table under the heading "Salary" would constitute "base salary." As of March 31, 2002, Mr. Newman had completed 9 years of service and was vested under the SERP.

Certain Employment Agreements

         Subsidiaries of the Company had employment agreements with Messrs. Hilfiger, Horowitz and Newman during fiscal year 2002.

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

         The employment agreement with Mr. Horowitz provides for his employment as Chief Executive Officer of the Company and TH USA until March 31, 2004. The agreement provided for an annual base salary in fiscal year 2002 of $662,678. The base salary is subject to increase each year by the average percentage increase for all employees of TH USA.

         The Company is subject to Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), under which public companies are not permitted to deduct for federal income tax purposes annual compensation paid to certain executive officers in excess of $1,000,000 per executive, unless such excess is paid pursuant to an arrangement based upon performance and approved by shareholders and provided that the other requirements set forth in Section 162(m) and related regulations are met. Payments required to be made pursuant to the aforementioned employment agreement with Mr. Hilfiger, which was entered into prior to the effective date of Section 162(m), are not subject to such restrictions.

         On August 6, 1998, the Company's Compensation Committee approved and the Board of Directors adopted, and on November 2, 1998, the shareholders approved, the renewal of the Tommy Hilfiger U.S.A., Inc. Supplemental Executive Incentive Compensation Plan (the "SEIC Plan"), which was scheduled to terminate on April 1, 1999, for each of the five fiscal years in the period ending March 31, 2004. The purpose of the SEIC Plan is to provide a significant and flexible economic opportunity to Mr. Horowitz, Chief Executive Officer and President of the Company and Chief Executive Officer of TH USA, in an effort to reward his contribution to the Company and its subsidiaries. The SEIC Plan is administered by the Company's Compensation Committee and provides for a cash award to Mr. Horowitz equal to 5% of the Company's consolidated earnings before depreciation, interest on financing of fixed assets, non-operating expenses and taxes ("operating earnings"). Awards under the plan are calculated and paid quarterly based on 3.75% of operating earnings for the first three fiscal quarters, with the remaining amount of the bonus (based on the 5% rate) payable at the end of the fiscal year. The amount of the award is reduced by the amount of any other bonuses paid or payable under any employment or bonus agreement between the Company or TH USA and Mr. Horowitz. The SEIC Plan does not contain any cap on the maximum amount of the bonus payable thereunder. The SEIC Plan bonus payable to Mr. Horowitz in respect of fiscal year 2002 was $10,053,000. While the Company believes that compensation payable pursuant to the SEIC Plan will be deductible for federal income tax purposes pursuant to Section 162(m), there can be no assurance in this regard.

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

         Messrs. Hilfiger and Horowitz have agreed to waive any additional compensation attributable to the net sales and operating earnings of the Company's acquired European licensee to which they might otherwise be contractually entitled under their existing employment arrangements. See "Certain Relationships and Related Transactions - The TH Europe Acquisition" in
Item 13.

         The employment agreement with Mr. Newman, the Company's Chief Financial and Administrative Officer and Executive Vice President, provides for his employment with TH USA until March 31, 2003. Thereafter, the agreement automatically renews for successive one-year terms unless terminated upon prior notice by either party. The agreement provided for an annual base salary in fiscal year 2002 of $750,000, and provides for base salaries of $850,000 and $950,000 in fiscal years 2003 and 2004 (if renewed for such year), respectively. Mr. Newman received $600,000 in bonuses in fiscal year 2002. Under the agreement, Mr. Newman is entitled to receive minimum bonuses of $567,000 and $634,000 in fiscal years 2003 and 2004 (if renewed for such year), respectively; provided that if the Company achieves or exceeds its annual budget for a specified fiscal year, the minimum bonus will be 100% of the base salary for such year. Upon execution of the agreement, Mr. Newman received a grant of 100,000 stock options under the 1992 Stock Incentive Plans and the exercisability of 66,000 stock options previously granted to Mr. Newman were accelerated to the date of execution. In addition, under the agreement, the exercisability of all stock options granted to Mr. Newman prior to March 31, 2000 that had not previously become exercisable were accelerated to March 31, 2002.

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

Stock-Based Plans

         Employee Stock Incentive Plans. At the Company's 2001 annual meeting, the shareholders approved the Tommy Hilfiger Corporation 2001 Stock Incentive Plan (the "2001 Stock Incentive Plan"). Following such approval, no further grants may be made under the Tommy Hilfiger U.S.A. and Tommy Hilfiger (Eastern Hemisphere) Limited 1992 Stock Incentive Plans (the "1992 Stock Incentive Plans"; and together with the 2001 Stock Incentive Plan, the "Employee Stock Incentive Plans"). Grants previously made under the 1992 Stock Incentive Plans remain outstanding in accordance with their terms.

         The 2001 Stock Incentive Plan authorizes the grant of stock options, stock appreciation rights related to stock options and restricted stock to officers, employees and directors of the Company and its subsidiaries with respect to up to 3,500,000 Ordinary Shares (subject to certain adjustments as provided in the plan); provided that no more than 350,000 of those shares may be awarded pursuant to grants of restricted stock. No participant under the 2001 Stock Incentive Plan may be granted awards covering in excess of 700,000 Ordinary Shares in any fiscal year of the Company.

         The 2001 Stock Incentive Plan is administered by the Company's Compensation Committee. Awards under the plan are subject to such terms and conditions as may be determined by the Compensation Committee and specified in the applicable award agreement; provided that any stock option or related stock appreciation right must have an exercise price of not less than fair market value at, and may not be exercisable more than 10 years after, the date of grant. An award agreement may provide for acceleration or immediate vesting in the event of a change of control of the Company or any of its subsidiaries.

         Messrs. Chou, Stroll, Hilfiger, Horowitz and Chao are not eligible for grants under the 2001 Stock Incentive Plan. Currently, over half of the full-time employees of the Company and its subsidiaries are participants in the Employee Stock Incentive Plans.

         Directors Option Plan. In August 1994, the shareholders of the Company approved the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan (the "Directors Option Plan"). Options for up to 400,000 Ordinary Shares (subject to certain adjustments as provided in the plan) may be granted under the Directors Option Plan. Each director who is not an officer or employee of the Company or any subsidiary of the Company (a "Non-Employee Director") receives an initial stock option to purchase 20,000 Ordinary Shares, and subsequent annual grants of options to purchase 2,000 Ordinary Shares, in each case at an exercise price equal to the fair market value at the date of grant.

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

Director Compensation

         Directors who are officers or employees of the Company or any of its subsidiaries receive no additional compensation for their service on the Board and its Committees. All Non-Employee Directors receive the following retainers:
$40,000 per annum for members of the Board; $5,000 per annum for members of standing committees; and $3,000 per annum for Chairmen of standing committees. The Non-Employee Directors also receive $2,000 for attendance at each meeting of the Board or a Committee. In addition, the Non-Employee Directors participate in the Directors Option Plan. See "Stock-Based Plans."

         In May 2001, a Special Committee of Independent Directors, consisting of Messrs. Murray, Adamko and Silver, was formed to consider and negotiate the possible acquisition of the Company's European licensee. In fiscal year 2002, each member of the Special Committee received a retainer of $25,000 and a $2,000 per meeting attendance fee. Mr. Adamko attended all, and Messrs. Murray and Silver attended all but one, of the 14 meetings held by the Special Committee.

Compensation Committee Interlocks and Insider Participation

         The Company's Compensation Committee consists of Mr. Adamko, who is the Chairman, Mr. Silver and Mr. Murray.

         Sportswear Holdings Limited, a BVI corporation ("Sportswear"), is indirectly 50% owned by Westleigh Limited, a BVI corporation privately owned by members of the Chao family (including Messrs. Silas K.F. Chou, Co-Chairman of the Board and a Director of the Company, and Ronald K.Y. Chao, a Director of the Company) and an affiliate of Novel Enterprises ("Westleigh"), and 50% owned by Flair Investment Holdings Limited, a BVI corporation in which Mr. Stroll, Co-Chairman of the Board and a Director of the Company, has an indirect beneficial ownership interest ("Flair"). AIHL-Pepe Limited, a BVI corporation (collectively with its predecessors and certain of its affiliates, "AIHL"), is owned 70% by Sportswear, 22.5% by Mr. Hilfiger, Honorary Chairman of the Board, Principal Designer and a Director of the Company, and 7.5% by Mr. Horowitz, Chief Executive Officer, President and a Director of the Company.

         Mr. Ma, a Director of the Company, may have certain economic interests based on the performance of AIHL and its affiliates. Novel Enterprises and its affiliates also hold other interests in the apparel industry, including an approximately 50% ownership interest in Novel Denim.

         During the Company's last fiscal year, (i) Messrs. Chou, Stroll, Hilfiger, Horowitz, Chao and Ma were executive officers and/or directors of AIHL, (ii) Messrs. Chou, Stroll, Chao and Ma were executive officers and/or directors of Sportswear, (iii) Messrs. Chou and Chao were executive officers and/or directors of Westleigh, (iv) Messrs. Chou, Chao and Ma were executive officers and/or directors of Novel Enterprises and (v) Mr. Chou was an executive officer, director and Chairman of the compensation committee, Mr. Ma was an executive officer and director and Mr. Chao was a director, of Novel Denim.

         See Item 13, "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth data as of May 31, 2002 concerning the beneficial ownership of Ordinary Shares by (i) the persons known to the Company to beneficially own more than 5% of the outstanding Ordinary Shares, (ii) all directors and nominees and each Named Executive Officer and (iii) all directors and executive officers as a group.

                                                   Amount               Percent
                                               Beneficially Owned      of Class(1)
                                               ------------------      -----------

FMR Corp. (2)
   82 Devonshire Street
   Boston, MA 02109 ...........................   10,134,600              11.3%

Franklin Resources, Inc. (3)
   One Franklin Parkway
   San Mateo, CA 94403-1906....................    7,570,168               8.4%

PRIMECAP Management Company (4)
   225 South Lake Avenue #400
   Pasadena, CA 91101  ........................    6,069,575               6.7%

Vanguard Horizon Funds - Vanguard Capital
   Opportunity Fund (5)
   100 Vanguard Boulevard
   Malvern, PA 19355 ..........................    5,754,800               6.4%

Lord, Abbett & Co. (6)
   90 Hudson Street
   Jersey City, NJ 07302 ......................    4,666,104               5.2%

Directors and Named Executive Officers:

Silas K.F. Chou ...............................    1,015,324(7)            1.1%
Lawrence S. Stroll ............................    1,015,324(7)            1.1%
Thomas J. Hilfiger ............................    3,968,548               4.4%
Joel J. Horowitz ..............................      516,182               *
Ronald K.Y. Chao ..............................    1,028,924(7)(8)         1.1%
Lester M.Y. Ma ................................       42,400(9)            *
Joseph M. Adamko ..............................       26,800(10)           *
Clinton V. Silver .............................        9,600(11)           *
Simon Murray ..................................       22,400(11)           *
Joel H. Newman ................................      528,333(12)           *
All directors and executive officers as a group
   (13 persons) ...............................    6,373,187(13)           7.0%

-------------
* Less than 1%.

(1) Shares outstanding with respect to each person includes the right to acquire beneficial ownership of Ordinary Shares pursuant to currently exercisable stock options, if any, held by such person under Company stock option plans. See footnotes 8, 9, 10, 11, 12 and 13. For purposes of this table, "currently exercisable" stock options includes options becoming vested and exercisable within 60 days from May 31, 2002.
(2) Information based on Amendment No. 1 to Schedule 13G dated March 11, 2002 filed with the SEC by FMR Corp. ("FMR"). According to the Schedule 13G, FMR, a parent holding company, had sole dispositive power over all of the shares and sole voting power over 368,200 of the shares.

(3) Information based on Amendment No. 1 to Schedule 13G dated February 12, 2002 filed with the SEC by Franklin Resources, Inc. ("Franklin"). According to Schedule 13G, subsidiaries of Franklin, a parent holding company, had sole dispositive power over all of the shares and sole voting power over 7,569,700 of the shares.
(4) Information based on Amendment No. 3 to Schedule 13G dated May 31, 2002 filed with the SEC by PRIMECAP Management Company ("PRIMECAP"). According to the Schedule 13G, PRIMECAP, an investment adviser, had sole dispositive power over all of the shares and sole voting power over 2,254,775 of the shares.
(5) Information based on Amendment No. 1 to Schedule 13G dated February 12, 2002 filed with the SEC by Vanguard Horizon Funds - Vanguard Capital Opportunity Fund ("Vanguard"). According to the Schedule 13G, Vanguard, an investment company, had shared dispositive power and sole voting power over all of the shares.
(6) Information based on Schedule 13G dated January 16, 2002 filed with the SEC by Lord, Abbett & Co. ("Lord, Abbett"). According to the Schedule 13G, Lord, Abbett, an investment adviser, had sole dispositive power and sole voting power over all of the shares.
(7) Sportswear directly owns 1,015,324 Ordinary Shares. Sportswear is indirectly 50% owned by Westleigh, which is privately owned by members of the Chao family (including Messrs. Chou and Chao), and 50% owned by Flair, in which Mr. Stroll has an indirect beneficial ownership interest. Each of Sportswear, Westleigh and Flair, as well as Messrs. Chou, Chao and Stroll, may be deemed to have shared dispositive power and shared voting power over, and thus to beneficially own, all of the Ordinary Shares owned by Sportswear through their respective direct or indirect ownership interests in Sportswear.
(8) Includes 13,600 Ordinary Shares issuable upon the exercise of currently exercisable stock options under the Directors Option Plan.
(9) Issuable upon the exercise of currently exercisable stock options under the 1992 Stock Incentive Plans and the Directors Option Plan.
(10) Includes 20,000 Ordinary Shares issuable upon the exercise of currently exercisable stock options under the Directors Option Plan.
(11) Issuable upon the exercise of currently exercisable stock options under the Directors Option Plan.
(12) Issuable upon the exercise of currently exercisable stock options under the 1992 Stock Incentive Plans.
(13) Includes 866,333 Ordinary Shares issuable upon the exercise of currently exercisable stock options held by all directors and executive officers under the 1992 Stock Incentive Plans and the Directors Option Plan. The 1,015,324 Ordinary Shares directly owned by Sportswear and attributed to each of Messrs. Chou, Chao and Stroll in this table are only counted once.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain relationships and transactions between the Company and certain directors and officers of the Company and certain of their affiliates are described below.

The TH Europe Acquisition

         On June 29, 2001, THC and THEH entered into a stock purchase agreement (the "Stock Purchase Agreement") with TH Europe Holdings Limited, a subsidiary of AIHL ("TH Europe Holdings"), pursuant to which THEH agreed to acquire from TH Europe Holdings all of the issued and outstanding shares of capital stock of THNV, the owner of TH Europe, the Company's European licensee, for a cash purchase price of $200,000,000. Also on June 29, 2001, AIHL executed a guarantee of the performance by TH Europe Holdings of its obligations under the Stock Purchase Agreement. The TH Europe Acquisition was completed on July 5, 2001.

         At the time of the execution of the Stock Purchase Agreement, Messrs. Chou and Stroll entered into a non-competition agreement with the Company restricting their ability to compete in Europe with the THNV businesses for two years following the TH Europe Acquisition. In addition, Messrs. Hilfiger and Horowitz executed waivers with respect to any additional compensation attributable to the net sales and operating earnings of THNV and its consolidated subsidiaries to which they might otherwise be contractually entitled under their existing employment arrangements.

         In fiscal year 2002, with respect to the period prior to the closing of the TH Europe Acquisition, the Company's results of operations included $2,129,000 of royalties and buying agency commissions paid by TH Europe. In addition, TH Europe subleases certain office space in Amsterdam from a subsidiary of AIHL for annual rent of approximately $115.

Other Relationships and Transactions

         The Company is party to a lock-up agreement (the "Lock-Up Agreement") and a registration rights agreement (the "Registration Rights Agreement"), in each case with AIHL, Anasta Holdings Limited, Sportswear, Westleigh, Flair, Mr. Hilfiger and Mr. Horowitz (collectively, the "AIHL Affiliates"), relating to the Ordinary Shares paid by the Company as part of the purchase price consideration for the May 8, 1998 acquisition (the "1998 Acquisition") of its womenswear, jeanswear and Canadian licensees (the "Purchase Price Shares"). The Lock-Up Agreement prohibited the transfer of the Purchase Price Shares until May 8, 2000, and imposes additional restrictions until May 8, 2003 on transfers of the shares as a block, subject to certain exceptions. Under the Registration Rights Agreement, the AIHL Affiliates, along with their successors and permitted transferees under the Lock-Up Agreement, have the right to require the Company to register sales of the Purchase Price Shares. At the time of the 1998 Acquisition, Messrs. Chou and Stroll also entered into a non-competition agreement with the Company that restricted their ability to compete in the United States or Canada with the womenswear and jeanswear businesses until May 8, 2002.

         The Company is party to a geographic license agreement for Japan with Tommy Hilfiger Japan Corporation ("THJC"). Affiliates of AIHL hold a 20% equity interest in THJC. Under the license agreement, THJC pays THLI a royalty based on a percentage of the value of licensed products sold by it. Subject to certain exceptions, all products sold by or through THJC must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. Pursuant to these arrangements, royalties and buying agency commissions totaled $2,616,000 during fiscal year 2002.

         TH USA purchases finished goods in the ordinary course of business from affiliates of Novel Enterprises. Such purchases amounted to $90,408,000 during the fiscal year ended March 31, 2002. In addition, contractors of the Company purchase raw materials in the ordinary course of business from affiliates of Novel Enterprises pursuant to the Company's designation of such sources as acceptable suppliers. Such purchases amounted to $9,796,000 during the fiscal year ended March 31, 2002.

         Members of the Chao family (including Messrs. Chou and Chao) hold an indirect 45% equity interest in Macauniter Malhas E Confeccoes Lda., a company which serves as TH Europe's distributor in Portugal and also operates a Tommy Hilfiger store under a franchise arrangement with TH Europe. In fiscal year 2002, with respect to the period after the closing of the TH Europe Acquisition, TH Europe sold $1,349,000 of merchandise to this Company pursuant to such arrangements.

         AIHL holds an indirect 25% equity interest in Pepe Jeans SL, which serves as TH Europe's sales and collection agent in Spain. In fiscal year 2002, with respect to the period after the closing of the TH Europe Acquisition, commissions and fees paid by TH Europe pursuant to these arrangements totaled $2,946,000.

         TH USA sells merchandise in the ordinary course of business to a retail store that is owned by Mr. Hilfiger's sister. Sales to this customer amounted to approximately $338,000 during fiscal year 2002.

         THEH has a consulting agreement with Fasco International, an affiliate of Messrs. Chou and, until August 2001, Stroll. The fees paid by THEH under this agreement totaled $500,000 during fiscal year 2002.

         THEH has a consulting agreement with another affiliate of Mr. Stroll. THEH paid fees under this agreement of $500,000 in fiscal year 2002.

         Under the terms of an agreement with Novel Enterprises, the Company reimburses Novel Enterprises for certain general and administrative expenses, including rent for office space, incurred by it on behalf of the Company. Payments made to Novel Enterprises under this agreement for the fiscal year ended March 31, 2002 were $394,000.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         Index to Financial Statements and Financial Statement Schedules

         (a)  1. Financial Statements

         The following consolidated financial statements of the Company are included in Item 8:

              Consolidated Statements of Operations for the years ended March 31, 2002, 2001 and 2000

              Consolidated Balance Sheets as of March 31, 2002 and 2001

              Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001 and 2000

              Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 2002, 2001 and 2000

              Notes to Consolidated Financial Statements

         (a) 2. Financial Statement Schedules

                All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

         (a) 3. Exhibits


Exhibit
Number                             Description
------                             -----------
3.              --      Memorandum of Association and Articles of Association of THC, as amended (conformed to reflect all amendments to date) (previously filed as Exhibit 3.4 to THC's Annual
                        Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference)
4.1             --      Indenture, dated as of May 1, 1998, among TH USA, as Issuer, THC, as Guarantor, and
                        The Chase Manhattan Bank, as Trustee (previously filed as Exhibit 4.2 to THC's
                        Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)
4.2             --      Forms of TH USA 6.50% Note due 2003 and 6.85% Note due 2008 (previously filed as
                        Exhibit 4.1 to THC's Current Report on Form 8-K dated May 5, 1998 and incorporated herein by reference)
4.3             --      Form of TH USA 9% Bond due 2031 (previously filed as Exhibit 4.1 to THC's Current
                        Report on Form 8-K dated November 28, 2001 and incorporated herein by reference)
*10.1           --      TH USA 1992 Stock Incentive Plan, as amended and restated (previously filed as
                        Exhibit 4.1 to Registration No. 333-96011 and incorporated herein by reference)

*10.2           --      THEH 1992 Stock Incentive Plan, as amended and restated (previously filed as Exhibit
                        4.2 to Registration No. 333-96011 and incorporated herein by reference)
*10.3           --      THC 2001 Stock Incentive Plan (previously filed as Appendix B to the Company's Proxy
                        Statement dated September 21, 2001 and incorporated herein by reference)
*10.4           --      THC Non-Employee Directors Stock Option Plan (previously filed as Exhibit 10.3 to
                        Registration No. 33-88906 and incorporated herein by reference)
*10.5           --      TH USA Supplemental Executive Incentive Compensation Plan (previously filed as
                        Exhibit A to THC's Proxy Statement dated September 25, 1998 and incorporated herein by reference)
*10.6           --      TH USA Voluntary Deferred Compensation Plan (previously filed as Exhibit 10.8 to
                        THC's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)
*10.7           --      TH USA Supplemental Executive Retirement Plan (previously filed as Exhibit 10.9 to
                        THC's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)
*10.8           --      Amended and Restated Employment Agreement, dated as of June 30, 1992, between TH USA and Thomas J. Hilfiger (previously filed as Exhibit 10.3 to Registration No.
                        33-48587 and incorporated herein by reference)
*10.9           --      Waiver of Certain Payments, dated as of June 29, 2001, by Thomas J. Hilfiger
                        (previously filed as Exhibit 10.3 to THC's Current Report on Form 8-K dated July 6,
                        2001 and incorporated herein by reference)
*10.10          --      Amended and Restated Employment Agreement, dated as of June 30, 1992, between TH USA and Joel J. Horowitz (the "Horowitz Employment Agreement") (previously filed as
                        Exhibit 10.4 to Registration No. 33-48587 and incorporated herein by reference)
*10.11          --      Amendment, dated as of March 8, 1994, to the Horowitz Employment Agreement
                        (previously filed as Exhibit 7 to THC's Annual Report on Form 20-F for the fiscal year ended March 31, 1994 and incorporated herein by reference)
*10.12          --      Amendment No. 2, dated as of August 7, 1998, to the Horowitz Employment Agreement
                        (previously filed as Exhibit 10(b) to THC's Quarterly Report on Form 10-Q for the
                        quarterly period ended September 30, 1998 and incorporated herein by reference)
*10.13          --      Waiver of Certain Payments, dated as of June 29, 2001, by Joel J. Horowitz
                        (previously filed as Exhibit 10.4 to THC's Current Report on Form 8-K dated July 6,
                        2001 and incorporated herein by reference)
*10.14          --      Employment Agreement, dated as of June 12, 2000, between TH USA and Joel H. Newman
                        (previously filed as Exhibit 10.11 to THC's Annual Report on Form 10-K for the
                        fiscal year ended March 31, 2001 and incorporated herein by reference)

*10.15          --      Consulting Agreement, dated April 1, 1991, between Polostro Limited and THEH (the
                        "Polostro Consulting Agreement") (previously filed as Exhibit 10.13 to Registration
                        No. 33-48587 and incorporated herein by reference)
*10.16          --      Amendment, dated April 1, 1993, to the Polostro Consulting Agreement (previously filed as Exhibit 18 to THC's Annual Report on Form 20-F for the fiscal year ended
                        March 31, 1994 and incorporated herein by reference)
*10.17          --      Amendment No. 2, dated November 2, 1998, to the Polostro Consulting Agreement
                        (previously filed as Exhibit 10(c) to THC's Quarterly Report on Form 10-Q for the
                        quarterly period ended September 30, 1998 and incorporated herein by reference)
*10.18          --      Consulting Agreement, dated April 1, 1996, between Fasco International, Inc. and
                        THEH (previously filed as Exhibit 10.25 to THC's Annual Report on Form 10-K for the
                        fiscal year ended March 31, 1996 and incorporated herein by reference)
10.19           --      Credit Agreement, dated as of May 8, 1998, among THC, as Guarantor, TH USA, as
                        Borrower, the several Lenders from time to time parties thereto, Fleet Bank, N.A., as Documentation Agent, Nationsbank, N.A., as Syndication Agent, and The Chase
                        Manhattan Bank, as Administrative Agent (previously filed as Exhibit 10.4 to THC's
                        Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)
10.20           --      Trademark Agreement, dated June 30, 1992, between Thomas J. Hilfiger and Tommy
                        Hilfiger, Inc. (previously filed as Exhibit 10.15 to Registration No. 33-48587 and incorporated herein by reference)
10.21           --      License Agreement, dated as of January 1, 2001, between THLI and THJC (portions of this exhibit, which have been filed separately with the Securities and Exchange
                        Commission, have been omitted and are the subject of a request made to the
                        Commission for confidential treatment) (previously filed as Exhibit 10.19 to THC's
                        Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference)
10.22           --      Lock-Up Agreement, dated as of January 31, 1998, by and among THC, PJLC, Blackwatch
                        Investments Limited ("Blackwatch"), AIHL, Anasta Holdings Limited ("Anasta"),
                        Sportswear, Westleigh, Flair, Thomas J. Hilfiger and Joel J. Horowitz (previously filed as Exhibit 10.1 to THC's Current Report on Form 8-K dated April 1, 1998 and incorporated herein by reference)
10.23           --      Registration Rights Agreement, dated as of May 8, 1998, by and among THC, PJLC,
                        Blackwatch, AIHL, Anasta, Sportswear, Westleigh, Flair, Thomas J. Hilfiger and Joel
                        J. Horowitz (previously filed as Exhibit 10.26 to THC's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)
10.24           --      Stock Purchase Agreement, dated as of June 29, 2001, by and among THC, THEH and TH
                        Europe Holdings (previously filed as Exhibit 10.1 to THC's Current Report on Form
                        8-K dated July 6, 2001 and incorporated herein by reference)
10.25           --      Guarantee, dated as of June 29, 2001, by AIHL in favor of THC and THEH (previously filed as Exhibit 10.2 to THC's Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)
10.26           --      Non-Competition Agreement, dated as of June 29, 2001, by and among

                        Silas K.F. Chou, Lawrence S. Stroll and THC (previously filed as Exhibit 10.5 to THC's Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)
11.             --      Statement re: Computation of Per Share Earnings
21.             --      Subsidiaries of THC
23.             --      Consent of PricewaterhouseCoopers LLP
24.             --      Powers of Attorney

--------
* Management contract or compensatory plan or arrangement.

         (b)      Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the three months ended March 31, 2002.

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

June 21, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                   *                            Co-Chairman of the Board and Director          June 21, 2002
          -----------------
          (Silas K.F. Chou)
                   *                            Co-Chairman of the Board and Director          June 21, 2002
         --------------------
         (Lawrence S. Stroll)
                   *                         Honorary Chairman of the Board, Principal         June 21, 2002
          -------------------                        Designer and Director
         (Thomas J. Hilfiger)

         /s/ Joel J. Horowitz              Chief Executive Officer, President and Director     June 21, 2002
         --------------------                       (principal executive officer)
          (Joel J. Horowitz)

                   *                                          Director                         June 21, 2002
          ------------------
          (Ronald K.Y. Chao)
                   *                                          Director                         June 21, 2002
           -----------------
           (Lester M.Y. Ma)
                    *                                         Director                         June 21, 2002
          ------------------
           (Joseph Adamko)
                    *                                         Director                         June 21, 2002
         --------------------
         (Clinton V. Silver)
                    *                                         Director                         June 21, 2002
         --------------------
            (Simon Murray)
                    *                          Chief Financial Officer, Executive Vice         June 21, 2002
         --------------------                  President-Finance and Operations and
           (Joel H. Newman)                    Assistant Secretary (principal financial
                                                              officer)

                    *                      Senior Vice President and Treasurer (principal      June 21, 2002
         --------------------                           accounting officer)
          (Joseph Scirocco)

*/s/ Joel J. Horowitz
---------------------
 Joel J. Horowitz
 (Attorney-in-Fact)

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                   Description
-------                  -----------
3.              --       Memorandum of Association and Articles of Association of THC, as amended (conformed to reflect all amendments to date) (previously filed as Exhibit 3.4 to THC's Annual
                         Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference)
4.1             --       Indenture, dated as of May 1, 1998, among TH USA, as Issuer, THC, as Guarantor, and
                         The Chase Manhattan Bank, as Trustee (previously filed as Exhibit 4.2 to THC's
                         Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)
4.2             --       Forms of TH USA 6.50% Note due 2003 and 6.85% Note due 2008 (previously filed as
                         Exhibit 4.1 to THC's Current Report on Form 8-K dated May 5, 1998 and incorporated herein by reference)
4.3             --       Form of TH USA 9% Bond due 2031 (previously filed as Exhibit 4.1 to THC's Current
                         Report on Form 8-K dated November 28, 2001 and incorporated herein by reference)
*10.1           --       TH USA 1992 Stock Incentive Plan, as amended and restated (previously filed as
                         Exhibit 4.1 to Registration No. 333-96011 and incorporated herein by reference)
*10.2           --       THEH 1992 Stock Incentive Plan, as amended and restated (previously filed as Exhibit
                         4.2 to Registration No. 333-96011 and incorporated herein by reference)
*10.3           --       THC 2001 Stock Incentive Plan (previously filed as Appendix B to the Company's Proxy
                         Statement dated September 21, 2001 and incorporated herein by reference)
*10.4           --       THC Non-Employee Directors Stock Option Plan (previously filed as Exhibit 10.3 to
                         Registration No. 33-88906 and incorporated herein by reference)
*10.5           --       TH USA Supplemental Executive Incentive Compensation Plan (previously filed as
                         Exhibit A to THC's Proxy Statement dated September 25, 1998 and incorporated herein by reference)
*10.6           --       TH USA Voluntary Deferred Compensation Plan (previously filed as Exhibit 10.8 to
                         THC's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)
*10.7           --       TH USA Supplemental Executive Retirement Plan (previously filed as Exhibit 10.9 to
                         THC's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)
*10.8           --       Amended and Restated Employment Agreement, dated as of June 30, 1992, between TH USA and Thomas J. Hilfiger (previously filed as Exhibit 10.3 to Registration No.
                         33-48587 and incorporated herein by reference)
*10.9           --       Waiver of Certain Payments, dated as of June 29, 2001, by Thomas J. Hilfiger
                         (previously filed as Exhibit 10.3 to THC's Current Report on Form 8-K dated July 6,
                         2001 and incorporated herein by reference)
*10.10          --       Amended and Restated Employment Agreement, dated as of June 30, 1992, between TH USA and Joel J. Horowitz (the "Horowitz Employment Agreement") (previously filed as
                         Exhibit 10.4 to

                         Registration No. 33-48587 and incorporated herein by reference)
*10.11          --       Amendment, dated as of March 8, 1994, to the Horowitz Employment Agreement
                         (previously filed as Exhibit 7 to THC's Annual Report on Form 20-F for the fiscal year ended March 31, 1994 and incorporated herein by reference)
*10.12          --       Amendment No. 2, dated as of August 7, 1998, to the Horowitz Employment Agreement
                         (previously filed as Exhibit 10(b) to THC's Quarterly Report on Form 10-Q for the
                         quarterly period ended September 30, 1998 and incorporated herein by reference)
*10.13          --       Waiver of Certain Payments, dated as of June 29, 2001, by Joel J. Horowitz
                         (previously filed as Exhibit 10.4 to THC's Current Report on Form 8-K dated July 6,
                         2001 and incorporated herein by reference)
*10.14          --       Employment Agreement, dated as of June 12, 2000, between TH USA and Joel H. Newman
                         (previously filed as Exhibit 10.11 to THC's Annual Report on Form 10-K for the
                         fiscal year ended March 31, 2001 and incorporated herein by reference)
*10.15          --       Consulting Agreement, dated April 1, 1991, between Polostro Limited and THEH (the
                         "Polostro Consulting Agreement") (previously filed as Exhibit 10.13 to Registration
                         No. 33-48587 and incorporated herein by reference)
*10.16          --       Amendment, dated April 1, 1993, to the Polostro Consulting Agreement (previously filed as Exhibit 18 to THC's Annual Report on Form 20-F for the fiscal year ended
                         March 31, 1994 and incorporated herein by reference)
*10.17          --       Amendment No. 2, dated November 2, 1998, to the Polostro Consulting Agreement
                         (previously filed as Exhibit 10(c) to THC's Quarterly Report on Form 10-Q for the
                         quarterly period ended September 30, 1998 and incorporated herein by reference)
*10.18          --       Consulting Agreement, dated April 1, 1996, between Fasco International, Inc. and
                         THEH (previously filed as Exhibit 10.25 to THC's Annual Report on Form 10-K for the
                         fiscal year ended March 31, 1996 and incorporated herein by reference)
10.19           --       Credit Agreement, dated as of May 8, 1998, among THC, as Guarantor, TH USA, as
                         Borrower, the several Lenders from time to time parties thereto, Fleet Bank, N.A., as Documentation Agent, Nationsbank, N.A., as Syndication Agent, and The Chase
                         Manhattan Bank, as Administrative Agent (previously filed as Exhibit 10.4 to THC's
                         Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)
10.20           --       Trademark Agreement, dated June 30, 1992, between Thomas J. Hilfiger and Tommy
                         Hilfiger, Inc. (previously filed as Exhibit 10.15 to Registration No. 33-48587 and incorporated herein by reference)
10.21           --       License Agreement, dated as of January 1, 2001, between THLI and THJC (portions of this exhibit, which have been filed separately with the Securities and Exchange
                         Commission, have been omitted and are the subject of a request made to the
                         Commission for confidential treatment) (previously filed as Exhibit 10.19 to THC's
                         Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference)
10.22           --       Lock-Up Agreement, dated as of January 31, 1998, by and among THC, PJLC, Blackwatch
                         Investments Limited ("Blackwatch"), AIHL, Anasta Holdings Limited ("Anasta"),
                         Sportswear, Westleigh, Flair, Thomas J.

                         Hilfiger and Joel J. Horowitz (previously filed as Exhibit 10.1 to THC's Current
                         Report on Form 8-K dated April 1, 1998 and incorporated herein by reference)
10.23           --       Registration Rights Agreement, dated as of May 8, 1998, by and among THC, PJLC,
                         Blackwatch, AIHL, Anasta, Sportswear, Westleigh, Flair, Thomas J. Hilfiger and Joel
                         J. Horowitz (previously filed as Exhibit 10.26 to THC's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)
10.24           --       Stock Purchase Agreement, dated as of June 29, 2001, by and among THC, THEH and TH
                         Europe Holdings (previously filed as Exhibit 10.1 to THC's Current Report on Form
                         8-K dated July 6, 2001 and incorporated herein by reference)
10.25           --       Guarantee, dated as of June 29, 2001, by AIHL in favor of THC and THEH (previously filed as Exhibit 10.2 to THC's Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)
10.26           --       Non-Competition Agreement, dated as of June 29, 2001, by and among Silas K.F. Chou,
                         Lawrence S. Stroll and THC (previously filed as Exhibit 10.5 to THC's Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)
11.             --       Statement re: Computation of Per Share Earnings
21.             --       Subsidiaries of THC
23.             --       Consent of PricewaterhouseCoopers LLP
24.             --       Powers of Attorney

--------
* Management contract or compensatory plan or arrangement.