Form 10-Q
period 2002-06-30
HILFIGER TOMMY CORP
filed 2002-08-14
CIK 888747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

Commission File Number 1-11226

TOMMY HILFIGER CORPORATION
(Exact name of registrant as specified in its charter)

British Virgin Islands	98-0372112
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11/F, Novel Industrial Building, 850-870 Lai Chi Kok Road, Cheung Sha Wan, Kowloon, Hong Kong
(Address of principal executive offices)

852-2216-0668
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒     No    ☐

Ordinary Shares, $0.01 par value per share, outstanding as of August 1, 2002: 90,441,509

TOMMY HILFIGER CORPORATION
INDEX TO FORM 10-Q
June 30, 2002

PART I

ITEM 1—FINANCIAL STATEMENTS

TOMMY HILFIGER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

(Unaudited)	For the Three Months Ended June 30,
	2002	2001
Net revenue	$366,330	$355,688
Cost of goods sold	203,057	203,946

Gross profit	163,273	151,742

Depreciation and amortization	22,143	26,419
Other selling, general and administrative expenses	127,266	108,893

Total selling, general and administrative expenses	149,409	135,312

Income from operations	13,864	16,430
Interest and other expense	12,569	9,316
Interest income	1,896	4,127

Income before income taxes and cumulative effect of change in accounting principle	3,191	11,241
Provision for income taxes	11,923	2,228

Income (loss) before cumulative effect of change in accounting principle	(8,732)	9,013
Cumulative effect of change in accounting principle	(430,026)	—

Net income (loss)	$(438,758)	$9,013

Earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(0.10)	$0.10

Basic earnings (loss) per share	$(4.88)	$0.10

Weighted average shares outstanding	89,898	89,008

Earnings (loss) before cumulative effect of change in accounting principle	$(0.10)	$0.10

Diluted earnings (loss) per share	$(4.88)	$0.10

Weighted average shares and share equivalents outstanding	89,898	89,626

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

(Unaudited)	June 30, 2002	March 31, 2002
Assets
Current assets
Cash and cash equivalents	$397,936	$387,247
Accounts receivable	125,726	224,395
Inventories	254,810	184,972
Deferred tax and other current assets	95,173	97,274

Total current assets	873,645	893,888
Property and equipment, at cost, less accumulated depreciation and amortization	307,207	302,937
Intangible assets, subject to amortization	10,341	10,879
Intangible assets, not subject to amortization	618,195	609,938
Goodwill	345,255	769,275
Other assets	10,393	7,534

Total Assets	$2,165,036	$2,594,451

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$64,876	$62,749
Current portion of long-term debt	191,728	698
Accounts payable	39,215	28,980
Accrued expenses and other current liabilities	218,621	210,270

Total current liabilities	514,440	302,697
Long-term debt	350,506	575,287
Deferred tax liability	216,638	214,964
Other liabilities	4,751	4,041
Shareholders’ equity
Preference Shares, $0.01 par value-shares authorized 5,000,000; none issued	—	—
Ordinary Shares, $0.01 par value-shares authorized 150,000,000; issued 96,634,109 and 96,031,167 shares, respectively	966	960
Capital in excess of par value	605,609	598,527
Retained earnings	518,018	956,776
Accumulated other comprehensive income (loss)	15,339	2,430
Treasury shares, at cost: 6,192,600 Ordinary Shares	(61,231)	(61,231)

Total shareholders’ equity	1,078,701	1,497,462
Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$2,165,036	$2,594,451

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	For the Three Months Ended June 30,
	2002	2001
Cash flows from operating activitities
Net income (loss)	$(438,758)	$9,013
Adjustments to reconcile net income (loss) to net cash from operating activities
Cumulative effect of change in accounting principle	430,026	—
Depreciation and amortization	22,318	26,604
Deferred taxes	11,358	(1,573)
Changes in operating assets and liabilities
Decrease (increase) in assets
Accounts receivable	104,286	105,932
Inventories	(63,301)	(47,607)
Other assets	(12,161)	1,744
Increase (decrease) in liabilities
Accounts payable	10,235	(23,505)
Accrued expenses and other liabilities	3,434	4,961

Net cash provided by operating activities	67,437	75,569

Cash flows from investing activities
Purchases of property and equipment	(22,816)	(16,510)

Net cash used in investing activities	(22,816)	(16,510)

Cash flows from financing activities
Payments of long-term debt	(33,967)	(12,500)
Proceeds from the exercise of employee stock options	6,017	1,860
Short-term bank borrowings (repayments)	(5,982)	—

Net cash used in financing activities	(33,932)	(10,640)

Net increase in cash	10,689	48,419
Cash and cash equivalents, beginning of period	387,247	318,431

Cash and cash equivalents, end of period	$397,936	$366,850

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollar amounts in thousands)

(Unaudited)
	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares	Total shareholders’ equity
	Outstanding	Amount
Balance, March 31, 2001	88,976,802	$952	$589,184	$822,231	$(2,543)	$(61,231)	$1,348,593
Net income	—	—	—	134,545	—	—	134,545
Foreign currency translation	—	—	—	—	4,901	—	4,901
Change in fair value of hedging instruments	—	—	—	—	72	—	72
Exercise of employee stock options	861,765	8	7,989	—	—	—	7,997
Tax benefits from exercise of stock options	—	—	1,354	—	—	—	1,354

Balance, March 31, 2002	89,838,567	960	598,527	956,776	2,430	(61,231)	1,497,462
Net income (loss)	—	—	—	(438,758)		—	(438,758)
Foreign currency translation	—	—	—	—	17,463	—	17,463
Change in fair value of hedging instruments	—	—	—	—	(4,554)	—	(4,554)
Exercise of employee stock options	602,942	6	6,011	—	—	—	6,017
Tax benefits from exercise of stock options	—	—	1,071	—	—	—	1,071

Balance, June 30, 2002 (Unaudited)	90,441,509	$966	$605,609	$518,018	$15,339	$(61,231)	$1,078,701

Comprehensive income (loss) consists of net income (loss), foreign currency translation and unrealized gains and losses on hedging instruments and totaled $(425,849) for the three months ended June 30, 2002 and $139,518 for the fiscal year ended March 31, 2002.

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)

Note 1—Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Tommy Hilfiger Corporation (“THC” or the “Company”; unless the context indicates otherwise, all references to the “Company” include THC and its subsidiaries) in a manner consistent with that used in the preparation of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, as filed with the Securities and Exchange Commission (the “Form 10-K”). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of only normal and recurring adjustments (except for the cumulative effect of the change in accounting principle described in Note 2), necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003, as the Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries as well as other factors. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

The financial statements as of June 30, 2002 and for the three-month periods ended June 30, 2002 and 2001 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 2002, as presented, has been derived from the Consolidated Balance Sheet as of March 31, 2002 included in the Form 10-K.

Note 2 – Goodwill and Intangible Assets

On April 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives not be amortized but that they be tested for impairment at adoption and at least annually thereafter. The Company performed its initial test upon adoption and will perform its annual impairment review during the fourth quarter of each fiscal year, commencing in the fourth quarter of fiscal year 2003.

SFAS 142 provides new criteria for performing impairment tests on goodwill and intangible assets with indefinite useful lives. Under SFAS 142, these assets are allocated to reporting units within the Company’s operating segments. A comparison is then performed of the fair values of these assets with their carrying amounts. Fair value is determined using primarily the discounted cash flow methodology and confirmed by market comparables. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing before the adoption of SFAS 142, of using undiscounted cash flows on a Company-wide basis to determine if these assets are recoverable.

Upon adoption of SFAS 142 in the first quarter of fiscal year 2003, the Company recorded a one-time, non-cash, non-operating charge of $430,026, or $4.78 per share, to reduce the carrying value of its goodwill to fair value. Such charge is reflected as a cumulative effect of change in accounting principle in the Condensed Consolidated Statements of Operations.

Prior to April 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book and tax basis of intangible assets, principally trademark rights. As a result of adopting SFAS 142, those deferred tax liabilities will no longer be used to support the realization of certain deferred tax assets. Accordingly, the Company recorded a one-time, non-cash, deferred tax charge totaling $11,358, or $0.13 per share, in order to establish a valuation allowance against those deferred tax assets. This charge is included in the Company’s provision for income taxes for the first quarter of fiscal year 2003.

Prior to performing the review for impairment, SFAS 142 required that all of the Company’s recorded goodwill be assigned to the Company’s reporting units deemed to benefit from any acquisitions that it had made, including the reporting units that the Company owned prior to such acquisitions. This differs from the previous accounting rules under which goodwill was assigned only to the businesses acquired. The balance of goodwill as of March 31, 2002 in the table below reflects the assignment of goodwill as required by SFAS 142.

A summary of changes in the Company’s goodwill during the first quarter of fiscal year 2003, by reporting segment is as follows:

	Wholesale	Retail	Licensing	Total
Balance at April 1, 2002	$187,857	$55,969	$525,449	$769,275
Impairment loss	—	—	(430,026)	(430,026)
Foreign currency translation	6,006	—	—	6,006

Balance at June 30, 2002	$193,863	$55,969	$95,423	$345,255

As of June 30, 2002 and March 31, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following:

	June 30, 2002			March 31, 2002
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Retailer relationship	$5,400	$(563)	$4,837	$5,400	$(529)	$4,871
Supplier relationship	4,000	(1,388)	2,612	4,000	(1,304)	2,696
Financing costs	6,300	(5,250)	1,050	6,300	(4,935)	1,365
Software and other	3,820	(1,978)	1,842	3,820	(1,873)	1,947

Total amortizable intangible assets	$19,520	$(9,179)	$10,341	$19,520	$(8,641)	$10,879

Indefinite-lived intangible assets:
Trademark rights	$618,195			$609,938

The increase in the carrying value of the Company’s trademark rights from March 31, 2002 to June 30, 2002 was due to the changes in foreign currency exchange rates used to translate these assets.

The Company recorded amortization expense of $538 during the first quarter of fiscal year 2003 compared to $538 on a pro forma basis during the first quarter of fiscal year 2002, assuming the adoption of SFAS 142 as of April 1, 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Estimated Amortization Expense
Fiscal year 2003	$2,151
Fiscal year 2004	$ 989
Fiscal year 2005	$ 848
Fiscal year 2006	$ 612
Fiscal year 2007	$ 591

If acquisitions or dispositions occur in the future the above amounts may vary.

The fiscal year 2002 historical results do not reflect the provisions of SFAS 142. Had the Company adopted SFAS 142 on April 1, 2001, the historical net income and basic and diluted earnings per share (before the cumulative effect of the change in accounting principle) would have been changed as follows:

	For the Three Months Ended June 30, 2001
	Net Income	Net Income per Share- Basic	Net Income per Share- Diluted
Reported net income	$9,013	$0.10	$0.10
Add back: Goodwill amortization	4,348	0.05	0.05
Add back: Trademark rights amortization	3,800	0.04	0.04
Income tax impact	(12,562)	(0.14)	(0.14)

Adjusted net income	$4,599	$0.05	$0.05

Note 3 – Acquisition of European Licensee

On July 5, 2001, the Company acquired all of the issued and outstanding shares of capital stock of T.H. International N.V., the owner of Tommy Hilfiger Europe B.V. (“TH Europe”), the Company’s European licensee, for a purchase price of $200,000 plus acquisition-related costs of $6,789 (such transaction being referred to herein as the “TH Europe Acquisition”). The TH Europe Acquisition was funded using available cash.

The TH Europe Acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of the acquired companies are included in the consolidated results of the Company from the date of the acquisition. The purchase price, including transaction costs, has been allocated as follows:

Cash	$1,728
Accounts receivable	16,944
Inventories	30,540
Other current assets	6,769
Property, plant and equipment	15,508
Indefinite lived intangible assets, including goodwill	211,839
Other assets	94
Short-term bank borrowings	(42,629)
Accounts payable	(5,965)
Accrued expenses and other current liabilities	(12,891)
Long-term debt	(1,273)
Deferred tax liability	(11,925)
Other liabilities	(1,950)

Total Purchase Price	$206,789

The provisions of SFAS 142 requiring goodwill and indefinite-lived intangible assets to not be amortized were applied to the TH Europe Acquisition since it occurred after June 30, 2001. See Note 2.

Note	4 – Debt Facilities

As of June 30, 2002, the Company’s principal debt facilities consisted of $191,210 of 6.50% notes maturing on June 1, 2003 (the “2003 Notes”), $200,000 of 6.85% notes maturing on June 1, 2008 (the “2008 Notes”), $150,000 of 9% bonds maturing on December 1, 2031 which were issued in December 2001 (the “2031 Bonds”) and a revolving credit facility which expires on June 30, 2005 (the “Credit Facility”). The 2003 Notes, the 2008 Notes and the 2031 Bonds (collectively, the “Notes”) were issued by Tommy Hilfiger U.S.A., Inc. (“TH USA”) and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

During the first quarter of fiscal year 2003, the Company repurchased $33,790 principal amount of the 2003 Notes in open market transactions. Cumulatively, through June 30, 2002, the Company has repurchased $58,790 principal amount of the $250,000 of 2003 Notes originally issued.

The Credit Facility, which was entered into on June 28, 2002 and which is guaranteed by THC, consists of an unsecured $300,000 TH USA three-year revolving credit facility, of which up to $175,000 may be used for direct borrowings. The Credit Facility is available for letters of credit, working capital and other general corporate purposes. The Credit Facility replaced the $250,000 TH USA revolving credit facility which was scheduled to expire on March 31, 2003. As of June 30, 2002, $131,198 of the available borrowings under the Credit Facility had been used to open letters of credit, including $50,728 for inventory purchased and $80,470 related to commitments to purchase inventory. There were no direct borrowings outstanding under the Credit Facility as of June 30, 2002.

The Credit Facility contains a number of covenants that, among other things, restrict the ability of subsidiaries of THC to dispose of assets, incur additional indebtedness, create liens on assets, pay dividends or make other payments in respect of capital stock, make investments, loans and advances, engage in transactions with affiliates, enter into certain sale and leaseback transactions, engage in mergers or consolidations or change the businesses conducted by them. The Credit Facility also restricts the ability of THC to create liens on assets or enter into certain sale and leaseback transactions. Under the Credit Facility, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that, in the aggregate, exceed 33% of the Company’s cumulative consolidated net income (commencing with the fiscal year ended March 31, 2002) plus $125,000, less certain deductions. In addition, under the Credit Facilities, THC and TH USA are required to comply with and maintain specified financial ratios and levels (which are based on the Company’s consolidated financial results and exclude the effects of changes in accounting principles), including, without limitation, a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum level of consolidated net worth.

The Company was in compliance with all covenants in respect of the Notes and the Credit Facility as of, and for the twelve-month period ended, June 30, 2002.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities for working capital or trade financing purposes. In addition to short-term borrowings of $64,876, as of June 30, 2002 these subsidiaries were contingently liable for unexpired bank letters of credit of $28,163 related to commitments of these subsidiaries to suppliers for the purchase of inventory. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 4.65% and 4.93% as of, and for the three-month period ended, June 30, 2002, respectively.

Note	5—Condensed Consolidating Financial Information

The Notes discussed in Note 4 were issued by TH USA and are fully and unconditionally guaranteed by THC. Accordingly, condensed consolidating balance sheets as of June 30, 2002 and March 31, 2002, and the related condensed consolidating statements of operations and cash flows for each of the three-month periods ended June 30, 2002 and 2001, are provided. The operations of TH USA, excluding its subsidiaries, consist of the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries, including amortization of intangibles (including goodwill and indefinite-lived intangibles in fiscal year 2002). The non-guarantor subsidiaries of TH USA consist of the Company’s U.S. retail, licensing and other wholesale divisions, as well as the Company’s Canadian operations. Such operations contributed net revenue of $252,026 and $232,359 for the three-month periods ended June 30, 2002 and 2001, respectively. The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations, as well as the Company’s European operations. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA’s and THC’s results reflect 100% of the earnings of their respective subsidiaries in each of the years presented. See Note 4 for a description of certain restrictions on the ability of subsidiaries of THC to pay dividends to THC.

Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2002

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Net revenue	$106,656	$289,068	$—	$(29,394)	$366,330
Cost of goods sold	68,877	146,175	—	(11,995)	203,057

Gross profit	37,779	142,893	—	(17,399)	163,273

Depreciation and amortization	6,132	16,011	—	—	22,143
Other selling, general and administrative expenses	31,766	111,512	(1,492)	(14,520)	127,266

Total selling, general, and administrative expenses	37,898	127,523	(1,492)	(14,520)	149,409

Income (loss) from operations	(119)	15,370	1,492	(2,879)	13,864
Interest and other expense	10,114	2,455	—	—	12,569
Interest income	751	654	488	3	1,896
Intercompany interest expense (income)	23,951	(5,494)	(18,461)	4	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(33,433)	19,063	20,441	(2,880)	3,191
Provision (benefit) for income taxes	(4,165)	14,336	1,752	—	11,923

Income (loss) before cumulative effect of change in accounting principle	(29,268)	4,727	18,689	(2,880)	(8,732)
Cumulative effect of change in accounting principle	—	(430,026)	—	—	(430,026)
Equity in net earnings of unconsolidated subsidiaries	(425,483)	—	(455,272)	880,755	—

Net income (loss)	$(454,751)	$(425,299)	$(436,583)	$877,875	$(438,758)

Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2001

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Net revenue	$133,624	$250,260	$—	$(28,196)	$355,688
Cost of goods sold	88,023	127,142	—	(11,219)	203,946

Gross profit	45,601	123,118	—	(16,977)	151,742

Depreciation and amortization	16,099	10,320	—	—	26,419
Other selling, general and administrative expenses	39,347	85,535	(1,502)	(14,487)	108,893

Total selling, general and administrative expenses	55,446	95,855	(1,502)	(14,487)	135,312

Income (loss) from operations	(9,845)	27,263	1,502	(2,490)	16,430
Interest and other expense	9,304	12	—	—	9,316
Interest income	994	2,077	1,056	—	4,127
Intercompany interest expense (income)	22,524	(3,597)	(18,927)	—	—

Income (loss) before taxes	(40,679)	32,925	21,485	(2,490)	11,241
Provision (benefit) for income taxes	(10,995)	11,425	1,798	—	2,228
Equity in net earnings of unconsolidated subsidiaries	10,669	—	(8,184)	(2,485)	—

Net income (loss)	$(19,015)	$21,500	$11,503	$(4,975)	$9,013

Condensed Consolidating Balance Sheets
June 30, 2002

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$95,274	$163,359	$139,303	$—	$397,936
Accounts receivable	14,143	111,584	—	(1)	125,726
Inventories	47,986	214,323	—	(7,499)	254,810
Deferred tax and other current assets	83,266	10,241	1,671	(5)	95,173

Total current assets	240,669	499,507	140,974	(7,505)	873,645
Property, plant and equipment, at cost, less accumulated depreciation and amortization	150,454	156,753	—	—	307,207
Intangible assets, subject to amortization	—	10,341	—	—	10,341
Intangible assets, not subject to amortization	—	618,195	—	—	618,195
Goodwill	—	345,005	—	250	345,255
Investment in subsidiaries	1,047,205	209,290	(26,407)	(1,230,088)	—
Other assets	6,986	3,410	—	(3)	10,393

Total Assets	$1,445,314	$1,842,501	$114,567	$(1,237,346)	$2,165,036

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$64,876	$—	$—	$64,876
Current portion of long-term debt	191,159	569	—	—	191,728
Accounts payable	10,961	28,256	—	(2)	39,215
Accrued expenses and other current liabilities	55,667	162,286	697	(29)	218,621
Intercompany payable (receivable)	1,076,462	(286,375)	(786,820)	(3,267)	—

Total current liabilities	1,334,249	(30,388)	(786,123)	(3,298)	514,440
Long-term debt	349,714	792	—	—	350,506
Deferred tax liability	31,734	184,904	—	—	216,638
Other liabilities	317	4,434	—	—	4,751
Shareholders’ equity	(270,700)	1,682,759	900,690	(1,234,048)	1,078,701

Total Liabilities and Shareholders’ Equity	$1,445,314	$1,842,501	$114,567	$(1,237,346)	$2,165,036

Condensed Consolidating Balance Sheets
March	31, 2002

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$135,729	$135,143	$116,375	$—	$387,247
Accounts receivable	51,781	172,614	—	—	224,395
Inventories	46,134	143,500	—	(4,662)	184,972
Deferred tax and other current assets	86,684	8,735	1,883	(28)	97,274

Total current assets	320,328	459,992	118,258	(4,690)	893,888
Property, plant and equipment, at cost, less accumulated depreciation and amortization	152,438	150,499	—	—	302,937
Intangible assets, subject to amortization	10,879	—	—	—	10,879
Intangible assets, not subject to amortization	549,424	60,514	—	—	609,938
Goodwill	590,161	178,864	—	250	769,275
Investment in subsidiaries	552,746	206,790	428,865	(1,188,401)	—
Other assets	5,559	1,974	—	1	7,534

Total Assets	$2,181,535	$1,058,633	$547,123	$(1,192,840)	$2,594,451

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$62,749	$—	$—	$62,749
Current portion of long-term debt	—	698	—	—	698
Accounts payable	6,879	22,101	—	—	28,980
Accrued expenses and other current liabilities	78,628	131,174	493	(25)	210,270
Intercompany payable (receivable)	1,075,847	(290,387)	(784,626)	(834)	—

Total current liabilities	1,161,354	(73,665)	(784,133)	(859)	302,697
Long-term debt	574,620	667	—	—	575,287
Deferred tax liability	262,256	(47,292)	—	—	214,964
Other liabilities	325	3,716	—	—	4,041
Shareholders’ equity	182,980	1,175,207	1,331,256	(1,191,981)	1,497,462

Total Liabilities and Shareholders’ Equity	$2,181,535	$1,058,633	$547,123	$(1,192,840)	$2,594,451

Condensed Consolidating Statements of Cash Flows
Three Months Ended June 30, 2002

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(454,751)	$(425,299)	$(436,583)	$877,875	$(438,758)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Cumulative effect of change in accounting principle	—	430,026	—	—	430,026
Depreciation and amortization	6,132	16,186	—	—	22,318
Deferred taxes	7,182	4,176	—	—	11,358
Changes in operating assets and liabilities	17,050	26,841	(1,778)	380	42,493

Net cash provided by (used in) operating activities	(424,387)	51,930	(438,361)	878,255	67,437

Cash flows from investing activities
Purchases of property and equipment	(7,771)	(15,045)	—	—	(22,816)
Net activity in investment in subsidiaries	425,483	(2,500)	455,272	(878,255)	—

Net cash (used in) provided by investing activities	417,712	(17,545)	455,272	(878,255)	(22,816)

Cash flows from financing activities
Payments on long-term debt	(33,780)	(187)	—	—	(33,967)
Proceeds from the exercise of stock options	—	—	6,017	—	6,017
Repayments of short-term bank borrowings	—	(5,982)	—	—	(5,982)

Net cash provided by (used in) financing activities	(33,780)	(6,169)	6,017	—	(33,932)

Net increase (decrease) in cash	(40,455)	28,216	22,928	—	10,689
Cash and cash equivalents, beginning of period	135,729	135,143	116,375	—	387,247

Cash and cash equivalents, end of period	$95,274	$163,359	$139,303	$—	$397,936

Condensed	Consolidating Statements of Cash Flows
Three	Months Ended June 30, 2001

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(19,015)	$21,500	$11,503	$(4,975)	$9,013
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	18,031	8,573	—	—	26,604
Deferred taxes	(1,573)	—	—	—	(1,573)
Changes in operating assets and liabilities	35,515	84,162	(80,642)	2,490	41,525

Net cash provided by (used in) operating activities	32,958	114,235	(69,139)	(2,485)	75,569

Cash flows from investing activities
Purchases of property and equipment	(2,168)	(14,342)	—	—	(16,510)
Net activity in investment in subsidiaries	(10,669)	—	8,184	2,485	—

Net cash (used in) provided by investing activities	(12,837)	(14,342)	8,184	2,485	(16,510)

Cash flows from financing activities
Payments on long-term debt	(12,500)	—	—	—	(12,500)
Proceeds from the exercise of stock options	—	—	1,860	—	1,860

Net cash provided by (used in) financing activities	(12,500)	—	1,860	—	(10,640)

Net increase (decrease) in cash	7,621	99,893	(59,095)	—	48,419

Cash and cash equivalents, beginning of period	45,001	173,171	100,259	—	318,431

Cash and cash equivalents, end of period	$52,622	$273,064	$41,164	$—	$366,850

Note 6—Segment Reporting

The Company has three reportable segments: Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segment consists of the design and sourcing of men’s sportswear and jeanswear, women’s casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment reflects the operations of the Company’s outlet and specialty stores. The Licensing segment consists of the operations of licensing the Company’s trademarks for specified products in specified geographic areas. The Company evaluates performance and allocates resources based on segment profits. The accounting policies of the reportable segments are the same as those described in Note 1, “Summary of Significant Accounting Policies”, to the Consolidated Financial Statements included in the Form 10-K. Segment profits are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses. Excluded from the calculation of segment profits, however, are the vast majority of executive compensation expenses, certain marketing costs, amortization of intangibles (including goodwill and indefinite-lived intangibles in fiscal year 2002), special charges and interest costs. Prior year amounts have been reclassified to conform to current year presentation. Financial information for the Company’s reportable segments is as follows:

	Wholesale	Retail	Licensing	Total
Three Months Ended June 30, 2002
Total segment revenue	$266,574	$86,684	$27,904	$381,162
Segment profits	6,988	6,387	17,224	30,599
Depreciation and amortization included in segment profits	12,655	3,893	144	16,692

Three Months Ended June 30, 2001
Total segment revenue	$269,394	$72,256	$27,747	$369,397
Segment profits	16,464	9,914	15,886	42,264
Depreciation and amortization included in segment profits	12,998	2,272	198	15,468

A reconciliation of total segment revenue to consolidated net revenue is as follows:

	Three Months Ended June 30,
	2002	2001
Total segment revenue	$381,162	$369,397
Intercompany revenue	(14,832)	(13,709)

Consolidated net revenue	$366,330	$355,688

Intercompany revenue represents buying agency commissions from consolidated subsidiaries, which is classified under Licensing for segment reporting purposes.

A reconciliation of total segment profits to consolidated income before income taxes and cumulative effect of change in accounting principle is as follows:

	Three Months Ended June 30,
	2002	2001
Segment profit	$30,599	$42,264
Corporate expenses not allocated	16,735	25,834
Interest expense, net	10,673	5,189

Consolidated income before income taxes and cumulative effect of change in accounting principle	$3,191	$11,241

The Company does not disagregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Note 7—Earnings Per Share

Basic earnings per share were computed by dividing net income by the average number of the Company’s Ordinary Shares, par value $0.01 per share (the “Ordinary Shares”), outstanding during the respective period. Diluted earnings per share have been computed by dividing net income by the average number of Ordinary Shares outstanding plus the incremental shares that would have been outstanding assuming the exercise of stock options.

A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

	Three Months Ended June 30,
	2002	2001
Weighted average shares outstanding	89,898,000	89,008,000
Net effect of dilutive stock options based on the treasury stock method using average market price	—	618,000

Weighted average share and share equivalents outstanding	89,898,000	89,626,000

Ordinary Shares on assumed exercise of stock options amounting to 883,000 shares for the three months ended June 30, 2002 were not included in the computation of diluted earnings per share since they would be anti-dilutive. Options to purchase 3,504,360 shares at June 30, 2002 and 4,526,520 shares at June 30, 2001 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Ordinary Shares.

Note 8—Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 applies to costs associated with an exit activity not related to an entity newly acquired in a business combination, and excludes certain other exit or disposal costs.

Generally, SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred, or when present obligations result in probable future sacrifices of economic benefits. Under the guidance of EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 specifically addresses recognition of one-time termination benefits, contract termination and other costs.

SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. However, the Company is not currently involved in any exit or disposal activities.

ITEM  2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollar amounts in thousands, except per share amounts)

General

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes thereto in Item 1 above. All references to years relate to the fiscal year ended March 31 of such year.

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations data as a percentage of net revenue.

	Three Months Ended June 30,
	2002	2001
Net revenue	100.0%	100.0%
Cost of goods sold	55.4	57.3

Gross profit	44.6	42.7
Depreciation and amortization	6.0	7.4
Other SG&A expenses	34.8	30.6

Total SG&A expenses	40.8	38.0

Income from operations	3.8	4.7
Interest and other expense, net	2.9	1.5

Income before taxes and cumulative effect of change in accounting principle	0.9	3.2
Provision for income taxes	3.3	0.7

Income (loss) before cumulative effect of charge in accounting principle	(2.4)	2.5
Cumulative effect of change in accounting principle	(117.4)	—

Net income (loss)	(119.8)	2.5

Effective April 1, 2002, the Company adopted SFAS 142. Adoption of this new Statement is considered a change in accounting principle and affects the Company’s financial results in several ways. Under SFAS 142, the Company no longer amortizes goodwill or intangibles having indefinite lives, which will reduce SG&A expenses by approximately $32,000, or $0.29 per share, for fiscal year 2003. Instead, the new statement requires an initial test at adoption, and subsequent tests at least annually thereafter, of recorded goodwill and indefinite-lived intangible assets to determine if the carrying values of such assets exceed their implied fair values as calculated under the new rules. The adoption of SFAS 142 resulted in a non-cash charge related to the impairment of goodwill in the first quarter of fiscal year 2003 of $430,026, or $4.78 per share. This charge was recorded as a cumulative effect of a change in accounting principle in the Condensed Consolidated Statements of Operations.

Prior to April 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book and tax basis of intangible assets, principally trademark rights. As a result of adopting SFAS 142, those deferred tax liabilities will no longer be used to support the realization of certain deferred tax assets. Accordingly, the Company recorded a one-time, non-cash, deferred tax charge totaling $11,358, or $0.13 per share, in order to establish a valuation allowance against those deferred tax assets. This charge is included in the Company’s provision for income taxes for the first quarter of fiscal 2003.

On July 5, 2001, the Company acquired TH Europe, its European licensee, for a purchase price of $200,000 plus acquisition related costs of $6,789, funded using available cash. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of TH Europe are included in the consolidated results of the Company from the date of the acquisition.

        The business of TH Europe includes both wholesale distribution as well as the operation of retail stores. In addition, the TH Europe Acquisition results in a reduction in the Company’s Licensing segment revenue as the Company’s royalties from TH Europe are eliminated in consolidation subsequent to the acquisition.

Overview and Forward Outlook

        The Company’s net revenue increased 3.0% to $366,330 in the first quarter of fiscal 2003, compared to $355,688 in the first quarter last year. The increase in net revenue was due mainly to increases in the women’s component of the Wholesale segment and in the Retail segment. The women’s component benefited from the addition of the Company’s plus-size line while the Retail segment net revenue increase was due to sales in stores opened since June 30, 2001. The Company’s net revenue in the first quarter in the Wholesale and Retail segments also benefited somewhat from the contribution of TH Europe which, as noted above, the Company acquired on July 5, 2001. Licensing segment revenue decreased due to the elimination of royalties and buying agency commissions from TH Europe since the date of the TH Europe Acquisition. Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Three Months Ended June 30,
	2002	2001	% Increase (Decrease)
Wholesale	$266,574	$269,394	(1.0)%
Retail	86,684	72,256	20.0%
Licensing	13,072	14,038	(6.9)%

Total	$366,330	$355,688	3.0%

        Gross profit as a percentage of net revenue increased to 44.6% for the three months ended June 30, 2002 from 42.7% in the corresponding period last year. The improvement in gross margin is due to a combination of factors including the higher contribution of the Retail segment, which generates a higher gross margin than the Wholesale segment, to total net revenue and a significant reduction in the amount of goods sold in off price channels in the United States. TH Europe had virtually no impact on the quarter’s gross margin because of limited regular price shipping.

        Selling, general and administrative expenses for the first quarter of fiscal 2003 increased to $149,409, or 40.8% of net revenue, from $135,312, or 38.0% of net revenue, in the first quarter of fiscal 2002. This increase was mainly due to recognizing overhead expenses associated with TH Europe and a full quarter of expenses associated with newly opened stores in the Company’s Retail segment, which opened or acquired 56 stores and expanded others since June 30, 2001. Partially offsetting this increase was the exclusion of amortization of goodwill and certain indefinite–lived intangible assets in the first quarter of fiscal 2003, as mentioned above, of approximately $8,100, as well as net savings due to reduced expenses in the Company’s corporate and U.S. wholesale divisions.

        Interest and other expense increased from $9,316 in the first quarter of fiscal year 2002 to $12,569 in the first quarter of fiscal year 2003. The increase from the prior year period was due to the interest expense associated with the issuance in December 2001 of the 2031 Bonds and interest expense incurred by TH Europe during the current year. Also, the Company incurred certain foreign currency translation losses in the first quarter of fiscal year 2003. Partially offsetting this increase was the benefit of lower interest expense due to the repurchase of $58,790 principal amount of the 2003 Notes, the early retirement of $60,000 of bank term debt and the paydown of $20,000 of direct revolving credit borrowings, all of which were effected since the end of the first quarter of fiscal year 2002.

        Interest income decreased from $4,127 in the first quarter of fiscal year 2002 to $1,896 in fiscal year 2003. The decrease from the first quarter of fiscal year 2002 was due to lower interest rates earned on invested cash balances, offset in part by higher invested cash balances.

        The provision for income taxes, before the deferred tax charge, for the first three months of fiscal 2003 decreased to 17.7% of income before taxes and the cumulative effect of the change in accounting principle, from 19.8% in the corresponding period last year. This decrease was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company’s earnings are subject.

        For fiscal year 2003, the Company expects that net revenue will be essentially unchanged from fiscal 2002. The Company believes that operating income as a percentage of net revenue will increase by approximately 100 basis points as compared to fiscal 2002. The projected improvement in operating income is expected to result from an improvement in gross margin, partially offset by an increase in operating expenses. The projected improvement in gross margin is due to anticipated changes in the Company’s revenue mix and the expected growth in TH Europe. The projected increase in operating expenses is expected to result from the operations of TH Europe and the Company’s expanded Retail segment, which operates at a higher cost structure than the Wholesale segment, offset somewhat by the elimination of amortization of goodwill and other intangible assets with indefinite lives of approximately $32,000. Net income is projected to be approximately $150,000 using an effective tax rate of approximately 17%, before the cumulative effect of the change in accounting principle and the deferred tax charge. After taking into account the cumulative effect of the change in accounting principle and the deferred tax charge, the Company expects its net loss for fiscal year 2003 to be approximately $291,000.

Segment Operations

        The Company has three reportable segments: Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segment consists of the design and sourcing of men’s sportswear and jeanswear, women’s casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment is comprised of the operations of the Company’s outlet and specialty stores. The Licensing segment consists of the operations of licensing the Company’s trademarks for specified products in specified geographic areas. Segment revenue is presented before the elimination of intercompany transactions (see Note 6 to the Condensed Consolidated Financial Statements for a reconciliation of total segment revenue to consolidated net revenue).

        Segment profits are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses. Excluded from the calculation of segment profits, however, are the vast majority of executive compensation expenses, certain marketing costs, amortization of intangibles (including goodwill and indefinite-lived intangibles in fiscal year 2002), special charges and interest costs. The Company evaluates performance and allocates resources based on segment profits. Financial information for the Company’s reportable segments is as follows:

	Wholesale	Retail	Licensing	Total
Three Months Ended June 30, 2002
Total segment revenue	$266,574	$86,684	$27,904	$381,162
Segment profits	6,988	6,387	17,224	30,599
Segment profit %	2.6%	7.4%	61.7%	8.0%

Three Months Ended June 30, 2001
Total segment revenue	$269,394	$72,256	$27,747	$369,397
Segment profits	16,464	9,914	15,886	42,264
Segment profit %	6.1%	13.7%	57.3%	11.4%

Wholesale Segment

        Wholesale segment net revenue decreased by $2,820, or 1.0%, from the first quarter of fiscal 2002 to the first quarter of fiscal 2003. Within the Wholesale segment, net revenue by component was as follows:

	Fiscal Year Ended March 31,
	2002	2001
Menswear	$100,831	$129,007
Womenswear	106,975	83,397
Childrenswear	58,768	56,990

	$266,574	$269,394

        The decline in Wholesale net revenue from the first quarter of fiscal 2002 to fiscal 2003 was due mainly to a volume reduction in the menswear component in the United States, reflecting the Company’s efforts to balance supply and demand. Within the menswear component, which declined 21.8%, a reduced level of consumer spending together with the loss of some market share in men’s jeans to a variety of new competitors offering fashion forward “street” wear also contributed to the decrease in revenue. Partially offsetting this decrease were increases in the womenswear and childrenswear components of 28.3% and 3.1%, respectively. The womenswear component continued to benefit from the expansion of the Company’s women’s casual division through the introduction of “plus sizes”. The childrenswear business benefited from the improved performance of its girls sizes 7-16 and boys sizes 8-20. Each of the Wholesale divisions benefited somewhat from the addition of TH Europe in the quarter ended June 30, 2002, although the first quarter of the fiscal year is a seasonally low shipping period for TH Europe.

        The Company expects Wholesale segment revenue in fiscal year 2003 to be level with to 5% below fiscal year 2002 revenue, with a decrease in menswear, caused by lower levels of projected off-price sales and lower receipt plans by major retail customers in the U.S., offset somewhat by increases in the womenswear component and the European business, while revenue in the childrenswear component is expected to be essentially unchanged from fiscal year 2002.

        Wholesale segment profits decreased by $9,476, or 57.6%, from the first quarter of fiscal year 2002 to the first quarter of fiscal year 2003. As a percentage of segment revenue, Wholesale segment profits were 2.6% and 6.1% for the first quarter of fiscal years 2003 and 2002, respectively. The decrease in wholesale segment profits and segment profits as a percentage of net revenue was due entirely to the seasonal loss in the TH Europe wholesale business. Partially offsetting this loss was an increase in gross margin percentage in the U.S. wholesale business and a reduction in SG&A expenses in the U.S. wholesale business unit.

Retail Segment

Retail segment revenue increased $14,428, or 20.0%, from the first quarter of fiscal year 2002 to the first quarter of fiscal year 2003. The improvement in the period was due to an increase in the number of stores and the expansion of certain stores into larger formats offset, in part, by a decrease in sales at existing stores. Management believes that the decrease in sales at existing stores was due to reduced customer traffic and uncertain economic conditions. At June 30, 2002, the Company operated 172 retail stores (including 16 in Europe), consisting of 111 outlet stores and 61 specialty stores, compared to 96 outlets and 20 specialty stores a year ago. Retail stores opened or acquired since June 30, 2001 contributed net revenue of $17,323 during the quarter ended June 30, 2002.

Revenue in the Retail segment is expected to grow 10% to 15% in fiscal year 2003, driven by sales at stores opened within the past year in both the specialty and outlet divisions.

Retail segment profits decreased $3,527, or 35.6%, from the first three months of fiscal year 2002 to the first three months of fiscal year 2003. As a percentage of segment revenue, Retail segment profits were 7.4% and 14.2% for the first quarters of fiscal year 2003 and 2002, respectively. Segment profit and segment profit as a percentage of segment revenue decreased from the first quarter of fiscal year 2002 to the first quarter of fiscal year 2003 principally due to operating losses in the Company’s U.S. specialty retail division. Since June 30, 2001, the Company opened 33 specialty stores in the U.S. This expansion coincided with a downturn in mall traffic, an intensely promotional climate throughout apparel retailing and an uncertain economic environment. Partially offsetting this decrease was an improvement in gross margins of the Company’s outlet division due to lower levels of markdowns as the division operated with much leaner inventories.

Licensing Segment

Licensing segment revenue was essentially unchanged from the first quarter of fiscal year 2002 to the first quarter of fiscal year 2003. Higher buying agency commission revenue was offset by the elimination in consolidation of royalties from TH Europe since the date of the TH Europe Acquisition. New products introduced under licenses entered into during the first quarter of fiscal years 2003 and 2002 contributed a de minimus amount of revenue during those respective periods.

The Company expects Licensing segment revenue in fiscal year 2003 to be level with to 5% below fiscal year 2002 revenue.

Licensing segment profits increased by $1,338, or 8.4%, from the first quarter fiscal year 2002 to the first quarter of fiscal year 2003 principally due to lower expenses in the segment.

Liquidity and Capital Resources

Cash provided by operations continues to be the Company’s primary source of funds to finance operating needs, capital expenditures and debt service. Capital expenditures primarily relate to construction of additional retail stores as well as maintenance or selective expansion of the Company’s in-store shop and fixtured area program. The Company’s sources of liquidity are cash on hand, cash from operations and the Company’s available credit.

The Company’s cash and cash equivalents balance increased from $387,247 at March 31, 2002 to $397,936 at June 30, 2002. This represented an overall increase of $10,689 principally due to cash provided by operating activities. In the first quarter of fiscal 2003, the Company generated net cash from operating activities of $67,437 consisting of $24,943 of net income before non-cash items and $42,494 of cash provided by changes in working capital, primarily a reduction in accounts receivable of $104,286 partially offset by an increase in inventory of $63,301. Partially offsetting this increase was cash used in investing and financing activities. Cash used in investing activities related to capital expenditures of $22,816 which were made principally in support of the Company’s retail store openings as well as selected in-store shops and fixtured areas. Cash used in financing activities primarily related to the early retirement of $33,790 principal amount of the 2003 Notes and the repayment of short-term borrowings under TH Europe’s credit facility, partially offset by proceeds from the issuance of Ordinary Shares under the Company’s employee stock option program. A more detailed analysis of the changes in cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

As of June 30, 2002, the Company’s principal debt facilities consisted of $191,210 of the 2003 Notes, $200,000 of the 2008 Notes, $150,000 of the 2031 Bonds and the Credit Facility. The Notes were issued by TH USA and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

        During the first quarter of fiscal year 2003, the Company repurchased $33,790 principal amount of the 2003 Notes in open market transactions. Cumulatively, through June 30, 2002, the Company has repurchased $58,790 principal amount of the $250,000 of 2003 Notes originally issued.

The Credit Facility, which was entered into on June 28, 2002 and which is guaranteed by THC, consists of an unsecured $300,000 TH USA three-year revolving credit facility, of which up to $175,000 may be used for direct borrowings. The revolving credit facility is available for letters of credit, working capital and other general corporate purposes. The Credit Facility replaced the $250,000 TH USA revolving credit facility which was scheduled to expire on March 31, 2003. As of June 30, 2002, $131,198 of the available borrowings under the Credit Facility had been used to open letters of credit, including $50,728 for inventory purchased and $80,470 related to commitments to purchase inventory. There were no direct borrowings outstanding under the Credit Facility as of June 30, 2002.

The Credit Facility contains a number of covenants that, among other things, restrict the ability of subsidiaries of THC to dispose of assets, incur additional indebtedness, create liens on assets, pay dividends or make other payments in respect of capital stock, make investments, loans and advances, engage in transactions with affiliates, enter into certain sale and leaseback transactions, engage in mergers or consolidations or change the businesses conducted by them. The Credit Facility also restricts the ability of THC to create liens on assets or enter into certain sale and leaseback transactions. Under the Credit Facility, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that, in the aggregate, exceed 33% of the Company’s cumulative consolidated net income, (commencing with the fiscal year ended March 31, 2002) plus $125,000, less certain deductions. In addition, under the Credit Facilities, THC and TH USA are required to comply with and maintain specified financial ratios and levels (which are based on the Company’s consolidated financial results and exclude the effects of changes in accounting principles), including, without limitation, a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum level of consolidated net worth.

The Company was in compliance with all covenants in respect of the Notes and the Credit Facility as of, and for the twelve-month period ended, June 30, 2002.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities for working capital or trade financing purposes. In addition to short-term borrowings of $64,876, as of June 30, 2002 these subsidiaries were contingently liable for unexpired bank letters of credit of $28,163 related to commitments of these subsidiaries to suppliers for the purchase of inventory. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 4.65% and 4.93% as of, and for the three-month period ended, June 30, 2002, respectively.

The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay long-term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions. No interest rate hedging contracts were in place as of June 30, 2002.

The Company expects to fund its cash requirements for the balance of fiscal year 2003 and future years from available cash balances, internally generated funds and borrowings available under the Credit Facility. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

There were no significant committed capital expenditures at June 30, 2002. The Company expects fiscal year 2003 capital expenditures to approximate $75,000 to $85,000. Existing cash may also be used to conduct the Company’s debt repurchase program, announced April 19, 2002, which authorizes the repurchase of up to $100,000 principal amount of the 2003 Notes. As of June 30, 2002, $33,790 principal amount of the 2003 Notes were repurchased under this program.

Seasonality

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The Company’s Wholesale revenues, particularly those from its European operations, are generally highest during the second and fourth fiscal quarters, while the Company’s Retail segment generally contributes its highest levels of revenue during the third fiscal quarter. As the timing of Wholesale product shipments and other events affecting the retail business may vary, results for any particular quarter might not be indicative of results for the full year.

Inflation

The Company believes that inflation has not had a material effect on its net revenue or profitability in recent years.

Exchange Rates

        The Company receives United States dollars for approximately 90% of its product sales. Substantially all inventory purchases from contract manufacturers throughout the world are also denominated in United States dollars; however, purchase prices for the Company’s products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company’s cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company’s inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or anticipated cash flows. These include the purchase of inventory, capital expenditures and the collection of foreign royalty payments. The Company enters into forward contracts, generally with maturities of up to 15 months, to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. At June 30, 2002, the Company had contracts to exchange foreign currencies, principally the Japanese yen, the Canadian dollar, the euro and the Pound Sterling having a total notional amount of $71,404. The unrealized loss associated with these contracts at June 30, 2002 was $4,554. Gains or losses on such forward contracts are recognized in other comprehensive income on a mark-to-market basis and, ultimately, in earnings at the time the underlying hedge transaction is completed or recognized in earnings.

Recently Issued Accounting Standards

A discussion of the effects of recently issued accounting standards appears in Note 8 to the Condensed Consolidated Financial Statements in Item 1 above.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks and uncertainties, including, but not limited to, the overall level of consumer spending on apparel, the financial strength of the retail industry generally and the Company’s customers, distributors and franchisees in particular, changes in trends in the market segments and geographic areas in which the Company competes, the level of demand for the Company’s products, actions by our major customers or existing or new competitors, changes in currency and interest rates, changes in applicable tax laws, regulations and treaties and changes in economic or political conditions or trade regulations in the markets where the Company sells or sources its products, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2002. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the sections entitled “Liquidity and Capital Resources” and “Exchange Rates” in Item 2 above, which sections are incorporated herein by reference.

PART II

ITEM 1— LEGAL PROCEEDINGS

Saipan Litigation. On January 13, 1999, two actions were filed against the Company and other garment manufacturers and retailers asserting claims that garment factories located on the island of Saipan, which allegedly supply product to the Company and other co-defendants, engage in unlawful practices relating to the recruitment and employment of foreign workers. One action, brought in San Francisco Superior Court (the “State Action”), was filed by a union and three public interest groups alleging unfair competition and false advertising by the Company and others. It seeks equitable relief, restitution and disgorgement of profits relating to the allegedly wrongful conduct, as well as interest and an award of fees to the plaintiffs’ attorneys. The other, an action seeking class action status filed in Federal Court for the Central District of California and subsequently transferred to the Federal Court in Saipan (the “Federal Action”), was brought on behalf of an alleged class consisting of the Saipanese factory workers. The defendants include both companies selling goods purchased from factories located on the island of Saipan and the factories themselves. This complaint alleges claims under RICO, the Alien Tort Claims Act, federal anti-peonage and indentured servitude statutes and state and international law. It seeks equitable relief and damages, including treble and punitive damages, interest and an award of fees to the plaintiffs’ attorneys.

In addition, the same law firm that filed the State Action and the Federal Action has filed an action seeking class action status in the Federal Court in Saipan. This action is brought on behalf of Saipanese garment factory workers against the Saipanese factories and alleges violation of federal and Saipanese wage and employment laws. The Company is not a defendant in this action.

The Company has entered into settlement agreements with the plaintiffs in the Federal Action and in the State Action. As part of these agreements, the Company specifically denies any wrongdoing or any liability with regard to the claims made in the Federal Action and the State Action. The settlement agreement provides for a monetary payment, in an amount that is not material to the Company’s financial position, results of operations or cash flows, to a class of plaintiffs in the Federal Action, as well as the creation of a monitoring program for factories in Saipan. On May 10, 2002, the Federal Court issued an order granting preliminary approval of the settlement.

ITEM 6— EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.
Credit Agreement, dated as of June 28, 2002, among THC, as Guarantor, TH USA, as Borrower, the several Lenders from time to time parties thereto, Fleet National Bank, as Syndication Agent, Wachovia Bank, National Association and HSBC Bank USA, as Documentation Agents, and JP Morgan Chase Bank as Administrative Agent.

11.	Computation of Net Income Per Ordinary Share

(b)	Reports on Form 8-K

During the quarter ended June 30, 2002, the Company did not file any Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Tommy Hilfiger Corporation

Date: August 9, 2002	By: /s/	Joel J. Horowitz Joel J. Horowitz Chief Executive Officer and President Tommy Hilfiger Corporation

Date: August 9, 2002	By: /s/	Joseph Scirocco Joseph Scirocco Principal Accounting Officer Tommy Hilfiger Corporation

EXHIBIT INDEX

Exhibit Number	Description

10.
Credit Agreement, dated as of June 28, 2002, among THC, as Guarantor, TH USA, as Borrower, the several Lenders from time to time parties thereto, Fleet National Bank, as Syndication Agent, Wachovia Bank, National Association and HSBC Bank USA, as Documentation Agents, and JP Morgan Chase Bank as Administrative Agent.

11.	Computation of Net Income Per Ordinary Share