Form 10-Q
period 2002-09-30
HILFIGER TOMMY CORP
filed 2002-11-08
CIK 888747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Yes	☒	No	☐

Ordinary Shares, $0.01 par value per share, outstanding as of November 1, 2002:  90,578,712

TOMMY HILFIGER CORPORATION
INDEX TO FORM 10-Q
September 30, 2002

PART I

ITEM 1 - FINANCIAL STATEMENTS

TOMMY HILFIGER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Six Months Ended September 30,		For the Three Months Ended September 30,

(Unaudited)	2002	2001	2002	2001

Net revenue	$912,809	$902,130	$546,479	$546,442
Cost of goods sold	501,130	511,904	298,073	307,958

Gross profit	411,679	390,226	248,406	238,484

Depreciation and amortization	43,569	54,744	21,426	28,325
Other selling, general and administrative expenses	269,867	254,796	142,601	145,903

Total selling, general and administrative expenses	313,436	309,540	164,027	174,228

Income from operations	98,243	80,686	84,379	64,256
Interest and other expense	23,493	18,864	10,924	9,548
Interest income	3,542	6,275	1,646	2,148

Income before income taxes and cumulative effect of change in accounting principle	78,292	68,097	75,101	56,856
Provision for income taxes	26,030	11,209	14,107	8,981

Income before cumulative effect of change in accounting principle	52,262	56,888	60,994	47,875
Cumulative effect of change in accounting principle	(430,026)	—	—	—

Net income (loss)	$(377,764)	$56,888	$60,994	$47,875

Earnings (loss) per share:
Earnings before cumulative effect of change in accounting principle	$0.58	$0.64	$0.67	$0.54

Basic earnings (loss) per share	$(4.19)	$0.64	$0.67	$0.54

Weighted average shares outstanding	90,194	89,150	90,490	89,292

Diluted earnings before cumulative effect of change in accounting principle	$0.58	$0.63	$0.67	$0.53

Diluted earnings (loss) per share	$(4.16)	$0.63	$0.67	$0.53

Weighted average shares and share equivalents outstanding	90,805	89,699	90,829	89,772

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)	September 30, 2002	March 31, 2002

Assets
Current assets
Cash and cash equivalents	$392,447	$387,247
Accounts receivable	196,125	224,395
Inventories	269,881	184,972
Deferred tax and other current assets	89,770	97,274

Total current assets	948,223	893,888
Property and equipment, at cost, less accumulated depreciation and amortization	302,578	302,937
Intangible assets, subject to amortization	9,545	10,879
Intangible assets, not subject to amortization	617,919	609,938
Goodwill	355,199	769,275
Other assets	10,063	7,534

Total Assets	$2,243,527	$2,594,451

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$84,436	$62,749
Current portion of long-term debt	167,248	698
Accounts payable	34,710	28,980
Accrued expenses and other current liabilities	233,295	210,270

Total current liabilities	519,689	302,697
Long-term debt	350,623	575,287
Deferred tax liability	216,582	214,964
Other liabilities	5,096	4,041
Shareholders’ equity
Preference Shares, $0.01 par value-shares authorized 5,000,000; none issued	—	—
Ordinary Shares, $0.01 par value-shares authorized 150,000,000; issued 96,771,312 and 96,031,167 shares, respectively	968	960
Capital in excess of par value	606,979	598,527
Retained earnings	579,012	956,776
Accumulated other comprehensive income	25,809	2,430
Treasury shares, at cost: 6,192,600 Ordinary Shares	(61,231)	(61,231)

Total shareholders’ equity	1,151,537	1,497,462

Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$2,243,527	$2,594,451

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the Six Months Ended September 30,

(Unaudited)	2002	2001

Cash flows from operating activities
Net income (loss)	$(377,764)	$56,888
Adjustments to reconcile net income (loss) to net cash from operating activities
Cumulative effect of change in accounting principle	430,026	—
Depreciation and amortization	44,320	55,128
Deferred taxes	11,358	(3,146)
Changes in operating assets and liabilities
Decrease (increase) in assets
Accounts receivable	33,654	22,111
Inventories	(79,508)	(49,719)
Other assets	(6,468)	(2,322)
Increase (decrease) in liabilities
Accounts payable	5,730	(14,428)
Accrued expenses and other liabilities	21,098	49,744

Net cash provided by operating activities	82,446	114,256

Cash flows from investing activities
Purchases of property and equipment	(39,803)	(39,319)
Acquisition of businesses, net of cash acquired	—	(205,061)

Net cash used in investing activities	(39,803)	(244,380)

Cash flows from financing activities
Payments of long-term debt	(58,353)	(25,167)
Proceeds from the exercise of employee stock options	7,130	4,513
Short-term bank borrowings	13,780	18,272

Net cash used in financing activities	(37,443)	(2,382)

Net increase (decrease) in cash	5,200	(132,506)
Cash and cash equivalents, beginning of period	387,247	318,431

Cash and cash equivalents, end of period	$392,447	$185,925

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollar amounts in thousands)

(Unaudited)	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares	Total shareholders’ equity

	Outstanding	Amount

Balance, March 31, 2001	88,976,802	$952	$589,184	$822,231	$(2,543)	$(61,231)	$1,348,593
Net income	—	—	—	134,545	—	—	134,545
Foreign currency translation	—	—	—	—	4,901	—	4,901
Change in fair value of hedging instruments	—	—	—	—	72	—	72
Exercise of employee stock options	861,765	8	7,989	—	—	—	7,997
Tax benefits from exercise of stock options	—	—	1,354	—	—	—	1,354

Balance, March 31, 2002	89,838,567	960	598,527	956,776	2,430	(61,231)	1,497,462
Net (loss)	—	—	—	(377,764)	—	—	(377,764)
Foreign currency translation	—	—	—	—	25,337	—	25,337
Change in fair value of hedging instruments	—	—	—	—	(1,958)	—	(1,958)
Exercise of employee stock options	740,145	8	7,122	—	—	—	7,130
Tax benefits from exercise of stock options	—	—	1,330	—	—	—	1,330

Balance, September 30, 2002 (Unaudited)	90,578,712	$968	$606,979	$579,012	$25,809	$(61,231)	$1,151,537

          Comprehensive income (loss) consists of net income (loss), foreign currency translation and unrealized gains and losses on hedging instruments and totaled $(354,385) for the six months ended September 30, 2002 and $139,518 for the fiscal year ended March 31, 2002.

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share amounts)
(Unaudited)

Note 1 - Basis of Presentation

          The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared by Tommy Hilfiger Corporation (“THC” or the “Company”; unless the context indicates otherwise, all references to the “Company” include THC and its subsidiaries) in a manner consistent with that used in the preparation of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, as filed with the Securities and Exchange Commission (the “Form 10-K”).  Certain items contained in these statements are based on estimates.  In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of only normal and recurring adjustments (except for the cumulative effect of the change in accounting principle and the deferred tax charge described in Note 3), necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.

          Operating results for the six-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003, as the Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries as well as other factors.  These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

          The financial statements as of and for the six-month and three-month periods ended September 30, 2002 are unaudited.  The Condensed Consolidated Balance Sheet as of March 31, 2002, as presented, has been derived from the Consolidated Balance Sheet as of March 31, 2002 included in the Form 10-K.

Note 2 – Summary of Significant Accounting Policies

          For a description of the Company’s significant accounting policies, see Note 1 to the Consolidated Financial Statements included in the Form 10-K.  Additional information regarding the Company’s significant accounting policies is set forth below.

Cost of Goods Sold and Selling, General and Administrative Expense

          The Company includes in cost of goods sold all costs and expenses incurred prior to the receipt of finished goods at the Company’s distribution facilities.  These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and internal transfer costs, as well as insurance, duty, brokers’ fees and consolidators’ fees.  In addition, certain costs in the Company’s Retail segment distribution network, such as the costs of shipping merchandise to Company-owned retail stores, are charged to cost of goods sold.  The Company includes in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods in the distribution centers, such as the cost of picking and packing goods for delivery to customers.  In addition, selling, general and administrative expenses include product design costs, selling and store service costs, marketing expenses and general and administrative expenses.

          The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

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

Shipping and Handling Costs

          The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its consolidated statements of operations.  Shipping and handling costs approximated $25,756 and $24,147 for the six months ended September 30, 2002 and 2001, respectively, and $14,217 and $13,255 for the three months ended September 30, 2002 and 2001, respectively.  Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Reclassification of Prior Year Balances

          Certain prior year amounts have been reclassified to conform to current year presentation.

Note 3 – Goodwill and Intangible Assets

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

          Prior to April 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book and tax basis of intangible assets, principally trademark rights.  As a result of adopting SFAS 142, those deferred tax liabilities will no longer be used to support the realization of certain deferred tax assets.  Accordingly, the Company recorded a one-time, non-cash, deferred tax charge totaling $11,358, or $0.13 per share, in order to establish a valuation allowance against those deferred tax assets.  This charge was included in the Company’s provision for income taxes for the first quarter of fiscal year 2003.

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

          A summary of changes in the Company’s goodwill during the first six months of fiscal year 2003, by reporting segment is as follows:
	Wholesale	Retail	Licensing	Total

Balance at April 1, 2002	$187,857	$55,969	$525,449	$769,275
Impairment loss	—	—	(430,026)	(430,026)
Foreign currency translation	15,950	—	—	15,950

Balance at September 30, 2002	$203,807	$55,969	$95,423	$355,199

          As of September 30, 2002 and March 31, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following:

	September 30, 2002			March 31, 2002

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Amortizable intangible assets:
Retailer relationship	$5,400	$(596)	$4,804	$5,400	$(529)	$4,871
Supplier relationship	4,000	(1,471)	2,529	4,000	(1,304)	2,696
Financing costs	6,300	(5,825)	475	6,300	(4,935)	1,365
Software and other	3,820	(2,083)	1,737	3,820	(1,873)	1,947

Total amortizable intangible assets	$19,520	$(9,975)	$9,545	$19,520	$(8,641)	$10,879

Indefinite-lived intangible assets:
Trademark rights	$617,919			$609,938

          The increase in the carrying value of the Company’s trademark rights from March 31, 2002 to September 30, 2002 was due to the changes in foreign currency exchange rates used to translate certain of these assets.

          The Company recorded amortization expense of $1,077 during the first six months of fiscal year 2003 compared to $1,047 on a pro forma basis during the first six months of fiscal year 2002, assuming the adoption of SFAS 142 as of April 1, 2001.  Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Estimated Amortization Expense

Fiscal year 2003	$1,875
Fiscal year 2004	995
Fiscal year 2005	848
Fiscal year 2006	612
Fiscal year 2007	591
Subsequent years	4,624

$9,545

          If acquisitions or dispositions occur in the future the above amounts may vary.

          The fiscal year 2002 historical results do not reflect the provisions of SFAS 142.  Had the Company adopted SFAS 142 on April 1, 2001, the historical net income and basic and diluted earnings per share (before the cumulative effect of the change in accounting principle) would have been changed as follows:

	For the Six Months Ended September 30, 2001

	Net Income	Net Income per Share Basic	Net Income per Share Diluted

Reported net income	$56,888	$0.64	$0.63
Add back: Goodwill amortization	8,696	0.10	0.10
Add back: Trademark rights amortization	7,600	0.08	0.09
Income tax impact	(14,135)	(0.16)	(0.16)

Adjusted net income	$59,049	$0.66	$0.66

Note 4 – Acquisition of European Licensee

          On July 5, 2001, the Company acquired all of the issued and outstanding shares of capital stock of T.H. International N.V., the owner of Tommy Hilfiger Europe B.V. (“TH Europe”), the Company’s European licensee, for a purchase price of $200,000 plus acquisition-related costs of $6,789 and assumed debt of $42,629 (such transaction being referred to herein as the “TH Europe Acquisition”).  The TH Europe Acquisition was funded using available cash.

          TH Europe was purchased from a company ultimately owned 70% by Sportswear Holdings Limited (“Sportswear”), 22.5% by Thomas J. Hilfiger and 7.5% by Joel J. Horowitz.  Sportswear was indirectly 50% owned by a company privately owned by members of the Chao family (including Silas K.F. Chou and Ronald K.Y. Chao) and 50% owned by a company in which Lawrence S. Stroll has an indirect beneficial ownership interest.  At the time of the TH Europe Acquisition, Messrs. Chou and Stroll were Co-Chairmen of the Board and Directors of the Company, Mr. Hilfiger was Honorary Chairman of the Board, Principal Designer and a Director of the Company, Mr. Horowitz was Chief Executive Officer, President and a Director of the Company and Mr. Chao was a Director of the Company.

          The TH Europe Acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of the acquired companies are included in the consolidated results of the Company from the date of the acquisition.  The cash portion of the purchase price, including transaction costs, has been allocated as follows:

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

          The provisions of SFAS 142 requiring goodwill and indefinite-lived intangible assets to not be amortized were applied to the TH Europe Acquisition since it occurred after June 30, 2001.  See Note 3.

Note 5 – Debt Facilities

          As of September 30, 2002, the Company’s principal debt facilities consisted of $166,991 of 6.50% notes maturing on June 1, 2003 (the “2003 Notes”), $200,000 of 6.85% notes maturing on June 1, 2008 (the “2008 Notes”), $150,000 of 9% bonds maturing on December 1, 2031 which were issued in December 2001 (the “2031 Bonds”) and a revolving credit facility which expires on June 30, 2005 (the “Credit Facility”).  The 2003 Notes, the 2008 Notes and the 2031 Bonds (collectively, the “Notes”) were issued by Tommy Hilfiger U.S.A., Inc. (“TH USA”) and are fully and unconditionally guaranteed by THC.  The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

          During the six month period ended September 30, 2002, the Company repurchased $58,009 principal amount of the 2003 Notes in open market transactions.  Cumulatively, through September 30, 2002, the Company has repurchased $83,009 of the $250,000 principal amount of 2003 Notes originally issued.

          The Credit Facility, which was entered into on June 28, 2002 and which is guaranteed by THC, consists of an unsecured $300,000 TH USA three-year revolving credit facility, of which up to $175,000 may be used for direct borrowings.  The Credit Facility is available for letters of credit, working capital and other general corporate purposes.  The Credit Facility replaced the $250,000 TH USA revolving credit facility which was scheduled to expire on March 31, 2003.  As of September 30, 2002, $120,294 of the available borrowings under the Credit Facility had been used to open letters of credit, including $55,169 for inventory purchased that are included in current liabilities and $65,125 related to commitments to purchase inventory.  There were no direct borrowings outstanding under the Credit Facility as of September 30, 2002.

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

          The Company was in compliance with all covenants in respect of the Notes and the Credit Facility as of, and for the twelve-month period ended, September 30, 2002.

          Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totalling approximately $100,000 at September 30, 2002, for working capital or trade financing purposes.  In addition to short-term borrowings of $84,436, as of September 30, 2002 these subsidiaries were contingently liable for unexpired bank letters of credit of $16,821 related to commitments of these subsidiaries to suppliers for the purchase of inventory.  Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 5.16% and 5.77% as of, and for the six-month period ended, September 30, 2002, respectively.

          The Company’s credit facilities provide for issuance of letters of credit without restriction on cash balances.

Note 6 - Condensed Consolidating Financial Information

          The Notes discussed in Note 5 were issued by TH USA and are fully and unconditionally guaranteed by THC.  Accordingly, condensed consolidating balance sheets as of September 30, 2002 and March 31, 2002, and the related condensed consolidating statements of operations and cash flows for each of the six-month periods ended September 30, 2002 and 2001, are provided.  The operations of TH USA, excluding its subsidiaries, consist of the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries.  The non-guarantor subsidiaries of TH USA consist of the Company’s U.S. retail, licensing and other wholesale divisions, as well as the Company’s Canadian operations.  Such operations contributed net revenue of $590,134 and $583,180 for the six-month periods ended September 30, 2002 and 2001, respectively.  The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations, as well as the Company’s European operations.  These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA’s and THC’s results reflect 100% of the earnings of their respective subsidiaries in each of the years presented.  See Note 5 for a description of certain restrictions on the ability of subsidiaries of THC to pay dividends to THC.

Condensed Consolidating Statements of Operations
Six Months Ended September 30, 2002
	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total

Net revenue	$239,068	$744,152	$—	$(70,411)	$912,809
Cost of goods sold	158,418	371,520	—	(28,808)	501,130

Gross profit	80,650	372,632	—	(41,603)	411,679

Depreciation and amortization	10,400	33,169	—	—	43,569
Other selling, general and administrative expenses	71,603	239,436	(2,923)	(38,249)	269,867

Total selling, general, and administrative expenses	82,003	272,605	(2,923)	(38,249)	313,436

Income (loss) from operations	(1,353)	100,027	2,923	(3,354)	98,243
Interest and other expense	20,056	3,437	—	—	23,493
Interest income	1,061	1,372	1,109	—	3,542
Intercompany interest expense (income)	47,752	(11,037)	(36,715)	—	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(68,100)	108,999	40,747	(3,354)	78,292
Provision (benefit) for income taxes	(14,051)	36,604	3,477	—	26,030

Income (loss) before cumulative effect of change in accounting principle	(54,049)	72,395	37,270	(3,354)	52,262
Cumulative effect of change in accounting principle	—	(430,026)	—	—	(430,026)
Equity in net earnings of unconsolidated subsidiaries	(385,766)	—	(416,617)	802,383	—

Net income (loss)	$(439,815)	$(357,631)	$(379,347)	$799,029	$(377,764)

Condensed Consolidating Statements of Operations
Six Months Ended September 30, 2001
	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total

Net revenue	$288,683	$681,083	$—	$(67,636)	$902,130
Cost of goods sold	198,955	338,955	—	(26,006)	511,904

Gross profit	89,728	342,128	—	(41,630)	390,226

Depreciation and amortization	14,560	40,184	—	—	54,744
Other selling, general and administrative expenses	86,962	206,558	(2,879)	(35,845)	254,796

Total selling, general and administrative expenses	101,522	246,742	(2,879)	(35,845)	309,540

Income (loss) from operations	(11,794)	95,386	2,879	(5,785)	80,686
Interest and other expense	18,129	735	—	—	18,864
Interest income	1,762	3,319	1,194	—	6,275
Intercompany interest expense (income)	45,045	(7,357)	(37,688)	—	—

Income (loss) before taxes	(73,206)	105,327	41,761	(5,785)	68,097
Provision (benefit) for income taxes	(21,816)	29,470	3,555	—	11,209
Equity in net earnings of unconsolidated subsidiaries	40,506	—	21,574	(62,080)	—

Net income (loss)	$(10,884)	$75,857	$59,780	$(67,865)	$56,888

Condensed Consolidating Balance Sheets
September 30, 2002
	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total

Assets
Current Assets
Cash and cash equivalents	$62,025	$181,724	$148,698	$—	$392,447
Accounts receivable	30,562	165,563	—	—	196,125
Inventories	51,825	226,497	—	(8,441)	269,881
Deferred tax and other current assets	48,937	39,375	1,458	—	89,770

Total current assets	193,349	613,159	150,156	(8,441)	948,223
Property, plant and equipment, at cost, less accumulated depreciation and amortization	145,402	157,176	—	—	302,578
Intangible assets, subject to amortization	—	9,545	—	—	9,545
Intangible assets, not subject to amortization	—	617,919	—	—	617,919
Goodwill	—	354,949	—	250	355,199
Investment in subsidiaries	1,065,825	209,290	12,249	(1,287,364)	—
Other assets	6,896	3,167	—	—	10,063

Total Assets	$1,411,472	$1,965,205	$162,405	$(1,295,555)	$2,243,527

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$84,436	$—	$—	$84,436
Current portion of long-term debt	166,684	564	—	—	167,248
Accounts payable	9,178	25,532	—	—	34,710
Accrued expenses and other current liabilities	85,105	147,962	344	(116)	233,295

Total current liabilities	260,967	258,494	344	(116)	519,689
Intercompany payable (receivable)	1,069,039	(268,415)	(796,978)	(3,646)	—
Long-term debt	350,000	623	—	—	350,623
Deferred tax liability (asset)	(13,638)	230,220	—	—	216,582
Other liabilities	609	4,487	—	—	5,096
Shareholders’ equity	(255,505)	1,739,796	959,039	(1,291,793)	1,151,537

Total Liabilities and Shareholders’ Equity	$1,411,472	$1,965,205	$162,405	$(1,295,555)	$2,243,527

Condensed Consolidating Balance Sheets
March 31, 2002
	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total

Assets
Current Assets
Cash and cash equivalents	$135,729	$135,143	$116,375	$—	$387,247
Accounts receivable	51,781	172,614	—	—	224,395
Inventories	46,134	143,500	—	(4,662)	184,972
Deferred tax and other current assets	52,671	42,748	1,883	(28)	97,274

Total current assets	286,315	494,005	118,258	(4,690)	893,888
Property, plant and equipment, at cost, less accumulated depreciation and amortization	152,438	150,499	—	—	302,937
Intangible assets, subject to amortization	—	10,879	—	—	10,879
Intangible assets, not subject to amortization	—	609,938	—	—	609,938
Goodwill	—	769,025	—	250	769,275
Investment in subsidiaries	1,451,590	206,790	428,865	(2,087,245)	—
Other assets	5,560	1,974	—	—	7,534

Total Assets	$1,895,903	$2,243,110	$547,123	$(2,091,685)	$2,594,451

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$62,749	$—	$—	$62,749
Current portion of long-term debt	—	698	—	—	698
Accounts payable	6,879	22,101	—	—	28,980
Accrued expenses and other current liabilities	91,202	118,600	493	(25)	210,270

Total current liabilities	98,081	204,148	493	(25)	302,697
Intercompany payable (receivable)	1,053,535	(268,074)	(784,626)	(835)	—
Long-term debt	574,620	667	—	—	575,287
Deferred tax liability (asset)	(13,638)	228,602	—	—	214,964
Other liabilities	325	3,716	—	—	4,041
Shareholders’ equity	182,980	2,074,051	1,331,256	(2,090,825)	1,497,462

Total Liabilities and Shareholders’ Equity	$1,895,903	$2,243,110	$547,123	$(2,091,685)	$2,594,451

Condensed Consolidating Statements of Cash Flows
Six Months Ended September 30, 2002
	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total

Cash flows from operating activities
Net income (loss)	$(439,815)	$(357,631)	$(379,347)	$799,029	$(377,764)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Cumulative effect of change in accounting principle	—	430,026	—	—	430,026
Depreciation and amortization	10,400	33,920	—	—	44,320
Deferred taxes	7,182	4,176	—	—	11,358
Changes in operating assets and liabilities	31,735	(46,006)	(12,077)	854	(25,494)

Net cash provided by (used in) operating activities	(390,498)	64,485	(391,424)	799,883	82,446

Cash flows from investing activities
Purchases of property and equipment	(10,963)	(28,840)	—	—	(39,803)
Net activity in investment in subsidiaries	385,766	(2,500)	416,617	(799,883)	—

Net cash (used in) provided by investing activities	374,803	(31,340)	416,617	(799,883)	(39,803)

Cash flows from financing activities
Payments on long-term debt	(58,009)	(344)	—	—	(58,353)
Proceeds from the exercise of stock options	—	—	7,130	—	7,130
Repayments of short-term bank borrowings	—	13,780	—	—	13,780

Net cash provided by (used in) financing activities	(58,009)	13,436	7,130	—	(37,443)

Net increase (decrease) in cash	(73,704)	46,581	32,323	—	5,200
Cash and cash equivalents, beginning of period	135,729	135,143	116,375	—	387,247

Cash and cash equivalents, end of period	$62,025	$181,724	$148,698	$—	$392,447

Condensed Consolidating Statements of Cash Flows
Six Months Ended September 30, 2001
	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total

Cash flows from operating activities
Net income (loss)	$(10,884)	$75,857	$59,780	$(67,865)	$56,888
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	14,560	40,568	—	—	55,128
Deferred taxes	—	(3,146)	—	—	(3,146)
Changes in operating assets and liabilities	66,640	58,854	(125,893)	5,785	5,386

Net cash provided by (used in) operating activities	70,316	172,133	(66,113)	(62,080)	114,256

Cash flows from investing activities
Purchases of property and equipment	(6,609)	(32,710)	—	—	(39,319)
Acquisition of businesses net of cash acquired	—	(205,061)	—	—	(205,061)
Net activity in investment in subsidiaries	(40,506)	—	(21,574)	62,080	—

Net cash (used in) provided by investing activities	(47,115)	(237,771)	(21,574)	62,080	(244,380)

Cash flows from financing activities
Payments on long-term debt	(25,000)	(167)	—	—	(25,167)
Proceeds from the exercise of stock options	—	—	4,513	—	4,513
Short-term bank borrowings	—	18,272	—	—	18,272

Net cash provided by (used in) financing activities	(25,000)	18,105	4,513	—	(2,382)

Net increase (decrease) in cash	(1,799)	(47,533)	(83,174)	—	(132,506)
Cash and cash equivalents, beginning of period	45,001	173,171	100,259	—	318,431

Cash and cash equivalents, end of period	$43,202	$125,638	$17,085	$—	$185,925

Note 7 – Segment Reporting

     The Company has three reportable segments: Wholesale, Retail and Licensing.  The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels.  The Wholesale segment consists of the design and sourcing of men’s sportswear and jeanswear, women’s casualwear and jeanswear and childrenswear for wholesale distribution.  The Retail segment reflects the operations of the Company’s outlet and specialty stores.  The Licensing segment consists of the operations of licensing the Company’s trademarks for specified products in specified geographic areas.  The Company evaluates performance and allocates resources based on segment profits.  The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Form 10-K.   Segment profits are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses.  Excluded from the calculation of segment profits, however, are the vast majority of executive compensation expenses, certain marketing costs, amortization of intangibles (including goodwill and indefinite-lived intangibles in fiscal year 2002), special charges and interest costs.  Prior year amounts have been reclassified to conform to current year presentation.  Financial information for the Company’s reportable segments is as follows:

	Wholesale	Retail	Licensing	Total

Six Months Ended September 30, 2002
Total segment revenue	$682,327	$201,683	$61,386	$945,396
Segment profits	61,998	22,396	39,769	124,163
Depreciation and amortization included in segment profits	25,315	7,729	292	33,336
Six Months Ended September 30, 2001
Total segment revenue	$697,511	$176,089	$57,424	$931,024
Segment profits	69,486	31,382	34,086	134,954
Depreciation and amortization included in segment profits	25,870	5,192	421	31,483

	Wholesale	Retail	Licensing	Total

Three Months Ended September 30, 2002
Total segment revenue	$415,753	$114,999	$33,485	$564,237
Segment profits	55,010	16,009	22,545	93,564
Depreciation and amortization included in segment profits	12,660	3,836	148	16,644
Three Months Ended September 30, 2001
Total segment revenue	$428,117	$103,833	$29,677	$561,627
Segment profits	53,022	21,468	18,200	92,690
Depreciation and amortization included in segment profits	12,872	2,920	223	16,015

A reconciliation of total segment revenue to consolidated net revenue is as follows:

	Six Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

Total segment revenue	$945,396	$931,024	$564,237	$561,627
Intercompany revenue	(32,587)	(28,894)	(17,758)	(15,185)

Consolidated net revenue	$912,809	$902,130	$546,479	$546,442

     Intercompany revenue represents buying agency commissions from consolidated subsidiaries, which is classified under Licensing for segment reporting purposes.

     A reconciliation of total segment profits to consolidated income before income taxes and cumulative effect of change in accounting principle is as follows:

	Six Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

Segment profits	$124,163	$134,954	$93,564	$92,690
Corporate expenses not allocated	25,920	54,268	9,185	28,434
Interest expense, net	19,951	12,589	9,278	7,400

Consolidated income before income taxes and cumulative effect of change in accounting principle	$78,292	$68,097	$75,101	$56,856

     The Company does not disagregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Note 8 – Earnings Per Share

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

     A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

	Six Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

Weighted average shares outstanding	90,194,000	89,150,000	90,490,000	89,292,000
Net effect of dilutive stock options based on the treasury stock method using average market price	611,000	549,000	339,000	480,000

Weighted average share and share equivalents outstanding	90,805,000	89,699,000	90,829,000	89,772,000

     Options to purchase 6,764,793 shares at September 30, 2002 and 4,517,380 shares at September 30, 2001 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Ordinary Shares.

Note 9 – Recently Issued Accounting Standards

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

Results of Operations

     The following table sets forth the Condensed Consolidated Statements of Operations data as a percentage of net revenue.

	Six Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.9	56.7	54.5	56.4

Gross profit	45.1	43.3	45.5	43.6
Depreciation and amortization	4.8	6.1	3.9	5.2
Other SG&A expenses	29.5	28.3	26.2	26.6

Total SG&A expenses	34.3	34.4	30.1	31.8

Income from operations	10.8	8.9	15.4	11.8
Interest and other expense, net	2.2	1.4	1.7	1.4

Income before taxes and cumulative
effect of change in accounting principle	8.6	7.5	13.7	10.4
Provision for income taxes	2.9	1.2	2.5	1.6

Income before cumulative effect of charge in accounting principle	5.7	6.3	11.2	8.8
Cumulative effect of change in accounting principle	(47.1)	—	—	—

Net income (loss)	(41.4)	6.3	11.2	8.8

     Effective April 1, 2002, the Company adopted SFAS 142.  Adoption of  this new Statement is considered a change in accounting principle and affects the Company’s financial results in several ways.  Under SFAS 142, the Company no longer amortizes goodwill or intangibles having indefinite lives, which will reduce SG&A expenses from their fiscal year 2002 level by approximately $32,000, and increase diluted earnings per share by $0.29 for fiscal year 2003.  Instead, the new statement requires an initial test at adoption, and subsequent tests at least annually thereafter, of recorded goodwill and indefinite-lived intangible assets to determine if the carrying values of such assets exceed their implied fair values as calculated under the new rules.  The adoption of SFAS 142 resulted in a non-cash charge related to the impairment of goodwill in the first quarter of fiscal year 2003 of $430,026, or $4.78 per share.  This charge was recorded as a cumulative effect of a change in accounting principle in the Condensed Consolidated Statements of Operations.

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

     On July 5, 2001, the Company acquired TH Europe, its European licensee, for a purchase price of $200,000 plus acquisition-related costs of $6,789 and assumed debt of $42,629.  The TH Europe Acquisition was funded using available cash.  The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of TH Europe are included in the consolidated results of the Company from the date of the acquisition.  The business of TH Europe includes both wholesale distribution as well as the operation of retail stores.  In addition, the TH Europe Acquisition results in a reduction in the Company’s Licensing segment revenue as the Company’s royalties from TH Europe are eliminated in consolidation subsequent to the acquisition.

     The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its consolidated statements of operations.  Shipping and handling costs approximated $25,756 and $24,147 for the six months ended September 30, 2002 and 2001, respectively, and $14,217 and $13,255 for the three months ended September 30, 2002 and 2001, respectively.  Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001

Overview

     The Company’s net revenue increased 1.2% to $912,809 during the first six months of fiscal year 2003 compared to $902,130 in the first six months last year.  The increase in net revenue was mainly due to an increase in the Retail segment offset, in part, by a decrease in the Wholesale segment.  The Company’s net revenue during the first six months of fiscal year 2003 in both the Wholesale and Retail segments benefited from the contribution of TH Europe, which, as noted above, the Company acquired on July 5, 2001.  The fluctuations in net revenue in each of these segments were primarily volume related.  Within the Retail segment, as further described below, an increase in the number of stores, offset partially by a decrease in sales at existing stores, resulted in the increased net revenue.  Within the Wholesale segment, an increase in revenue in the women’s and childrenswear components was more than offset by a decline in the menswear component, as further described below.  Licensing segment revenue was virtually unchanged from year to year.  Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Six Months Ended September 30,

	2002	2001	% Increase (Decrease)

Wholesale	$682,327	$697,511	(2.2)%
Retail	201,683	176,089	14.5%
Licensing	28,799	28,530	1.0%

Total	$912,809	$902,130	1.2%

     Gross profit as a percentage of net revenue increased to 45.1% for the six months ended September 30, 2002 from 43.3% in the corresponding period last year.  The improvement in gross margin was due to an improvement in the gross margin of the Company’s Wholesale segment, as well as a higher contribution of the Retail segment, which generates a higher gross margin than the Wholesale segment, to total net revenue. Gross margin in the Wholesale and Retail segments improved due to a higher contribution of TH Europe to each of the respective segments in the six-month period ended September 30, 2002 as compared to the same period in fiscal year 2002.  TH Europe generates a higher gross margin than the Company’s domestic components.  The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

     Selling, general and administrative expenses for the first six months of fiscal year 2003 increased to $313,436, or 34.3% of net revenue, from $309,540, or 34.4% of net revenue, in the corresponding period last year.  This increase was mainly due to increased expenses in both the Wholesale and Retail segments, each due to expenses incurred by TH Europe to support its growth, as well as the inclusion of a full six months’ results for TH Europe in fiscal year 2003 compared to only three months in the prior year.  Additionally, fiscal year 2003 results include expenses associated with 31 new stores opened since September 30, 2001.   Partially offsetting these increases were the exclusion of amortization of goodwill and indefinite-lived intangible assets in the first six months of fiscal year 2003 of approximately $16,200, concurrent with the adoption of SFAS 142 effective April 1, 2002, along with net savings due to reduced expenses in the Company’s corporate and U.S. wholesale divisions.

     Interest and other expense increased to $23,493 in the first six months of fiscal year 2003 from $18,864 in the corresponding period last year.  The increase from the prior year period was due to the interest expense associated with the issuance in December 2001 of the 2031 Bonds and increased interest expense incurred by TH Europe during the current year as its business continues to grow.  Partially offsetting this increase was the benefit of lower interest expense due to the repurchase of $83,009 principal amount of the 2003 Notes, the early retirement of $60,000 of bank term debt and the paydown of $20,000 of direct revolving credit borrowings, all of which were effected since the end of the second quarter of fiscal year 2002.

     Interest income decreased from $6,275 in the six-month period ended September 30, 2001 to $3,542 in the six-month period ended September 30, 2002.  The decrease from the prior-year period was due to lower interest rates earned on invested cash balances, offset in part by higher average invested cash balances.  Interest rates earned on invested cash balances for the six-month periods ended September 30, 2002 and 2001 were 1.69% and 3.90%, respectively.

     The provision for income taxes, before the deferred tax charge, for the six months of fiscal 2003 increased to 18.7% of income before taxes and the cumulative effect of the change in accounting principle, from 16.5% in the corresponding period last year.  This increase was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company’s earnings are subject.

Segment Operations

     The Company has three reportable segments:  Wholesale, Retail and Licensing.  The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels.  The Wholesale segment consists of the design and sourcing of men’s sportswear and jeanswear, women’s casualwear and jeanswear and childrenswear for wholesale distribution.  The Retail segment is comprised of the operations of the Company’s outlet and specialty stores.  The Licensing segment consists of the operations of licensing the Company’s trademarks for specified products in specified geographic areas.  Segment revenue is presented before the elimination of intercompany transactions (see Note 7 to the Condensed Consolidated Financial Statements for a reconciliation of total segment revenue to consolidated net revenue).

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

	Wholesale	Retail	Licensing	Total

Six Months Ended September 30, 2002
Total segment net revenue	$682,327	$201,683	$61,386	$945,396
Segment profits	61,998	22,396	39,769	124,163
Segment profit%	9.1%	11.1%	64.8%	13.1%
Six Months Ended September 30, 2001
Total segment net revenue	$697,511	$176,089	$57,424	$931,024
Segment profits	69,486	31,382	34,086	134,954
Segment profit%	10.0%	17.8%	59.4%	14.5%

     Wholesale Segment.  Wholesale segment net revenue decreased by $15,184, or 2.2%, from the six-month period ended September 30, 2001 to the six-month period ended September 30, 2002.  Within the Wholesale segment, net revenue by component was as follows:

	Six Months Ended September 30,

	2002	2001

Menswear	$274,944	$319,012
Womenswear	268,539	240,845
Childrenswear	138,844	137,654

	$682,327	$697,511

     The decline in Wholesale net revenue from the six-month period ended September 30, 2001 to the corresponding period in the current fiscal year was due mainly to a reduction in the menswear component in the United States.  Within the menswear component, which declined 13.8%, a reduced level of consumer spending together with the loss of some market share to a variety of new competitors, particularly in men’s jeans, and the promotional environment at retailers contributed to the decrease in net revenue.  Partially offsetting this decrease were increases in the womenswear and childrenswear components of 11.5% and 0.9%, respectively.  The womenswear component continued to benefit from the expansion of the Company’s women’s casual division through the introduction of “plus sizes” in June 2001.  Partially offsetting this increase was a decrease in net revenue of the junior jeans division.  Each of the wholesale components benefited from the inclusion of six months of operations of TH Europe in fiscal 2003 as compared to three months in fiscal 2002, subsequent to the TH Europe Acquisition.

     The Company expects Wholesale segment net revenue for the balance of fiscal year 2003 to be level with to 5% below fiscal year 2002 net revenue for the same period, with decreases in menswear and womenswear, due to reduced purchases by major retail customers in the U.S. and lower levels of projected off-price sales, offset somewhat by increases in net revenue of the childrenswear component in the United States, as well as increases in the European business for each of the Wholesale components.

     Wholesale segment profits decreased by $7,488, or 10.8%, from the first six months of fiscal year 2002 to the first six months of fiscal year 2003.  As a percentage of segment revenue, Wholesale segment profits were 9.1% and 10.0% for the first six months of fiscal years 2003 and 2002, respectively.   The decrease in Wholesale segment profits was mainly due to the decrease in net revenue noted above, as well as the inclusion of TH Europe’s first quarter results in the current year and not in the prior year.  TH Europe’s net revenue in the first quarter of the fiscal year is seasonally low and includes limited regular price shipping to offset fixed overhead costs.  Partially offsetting this decrease was an increase in gross margin percentage and a reduction in SG&A expenses in the U.S. wholesale business unit.

     Retail Segment.  Retail segment net revenue increased $25,594, or 14.5%, from the first six months of fiscal year 2002 to the first six months of fiscal year 2003.  The improvement in the current period was due to an increase in the number of stores, offset in part by a decrease in sales at existing stores.  Management believes that the decrease in sales at existing stores was due to reduced customer traffic and economic conditions in the United States.  At September 30, 2002, the Company operated 176 retail stores, consisting of 112 outlet stores and 64 specialty stores, compared to 110 outlets and 35 specialty stores a year ago.  Retail stores opened since September 30, 2001 contributed net revenue of $21,616 during the six-month period ended September 30, 2002.

     Net revenue in the Retail segment in the second half of fiscal year 2003 is expected to be level with that of the same period in fiscal year 2002, with increases in net revenue from stores opened in Canada and Europe offset by lower volume in the U.S. stores.

     Retail segment profits decreased $8,986, or 28.6%, from the first six months of fiscal year 2002 to the first six months of fiscal year 2003.  As a percentage of segment revenue, Retail segment profits were 11.1% and 17.8% for the first six months of fiscal years 2003 and 2002, respectively.  Segment profits and segment profits as a percentage of segment revenue decreased from the first six months of fiscal year 2002 to the first six months of fiscal year 2003 principally due to operating losses in the Company’s U.S. specialty retail division.  Since September 30, 2001, the Company opened 29 specialty stores.  This expansion coincided with a downturn in mall traffic, an intensely promotional climate throughout apparel retailing and an uncertain economic environment.

     As discussed below under “Forward Outlook”, on October 30, 2002, the Company announced plans to close 37 of the Company’s 44 U.S. specialty retail stores following the Holiday selling season.  Revenue from the 37 stores slated for closing amounted to $15,825 during the six months ended September 30, 2002.  These stores generated an operating loss of $7,163 for the same six-month period.

     Licensing Segment.  Licensing segment net revenue increased $3,962, or 6.9%, from the six-month period ended September 30, 2001 to the six-month period ended September 30, 2002.  The increase was primarily due to higher royalty revenue, particularly in licenses for fragrances, women’s intimate apparel and handbags.  New products introduced under licenses entered into during the first six months of fiscal years 2003 and 2002 contributed a de minimus amount of revenue during those respective periods.

     The Company expects Licensing segment net revenue for the balance of fiscal year 2003 to be level with to 5% below the comparable period of fiscal year 2002.

     Licensing segment profits increased by $5,683, or 16.7%, from the first six months of fiscal year 2002 to the first six months of fiscal year 2003.  As a percentage of segment revenue, Licensing segment profits were 64.8%, and 59.4% for the first six months of fiscal years 2003 and 2002, respectively.  These increases were principally due to higher licensing royalties in the segment.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Overview

     The Company’s net revenue remained level at $546,479 in the second quarter of fiscal year 2003 compared to $546,442 in the second quarter last year.  Increases in net revenue in the Retail and Licensing segments were offset by a decrease in the Wholesale segment, each of which was primarily due to volume fluctuations.  Within the Retail segment, as further described below, an increase in the number of stores, offset partially by a decrease in sales at existing stores, resulted in the increased net revenue.  Within the Company’s Wholesale segment, an increase in revenue in the women’s component was offset by declines in both the menswear and childrenswear components, as further described below.  The Licensing segment net revenue increase was due to increased licensing royalties as further described below.  Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Three Months Ended September 30,

	2002	2001	% Increase (Decrease)

Wholesale	$415,753	$428,117	(2.9)%
Retail	114,999	103,833	10.8%
Licensing	15,727	14,492	8.5%

Total	$546,479	$546,442	0.0%

     Gross profit as a percentage of net revenue increased to 45.5% for the three months ended September 30, 2002 from 43.6% in the corresponding period last year.  The improvement in gross margin was due to an improvement in the gross margin of the Company’s Wholesale segment as well as a higher contribution of the Retail segment, which generates a higher gross margin than the Wholesale segment, to total net revenue.  Gross margin in the Wholesale and Retail segments improved due to a higher contribution of TH Europe to each of the respective segments in the second quarter of fiscal 2003 as compared to the same period in fiscal year 2002.  TH Europe generates a higher gross margin than the Company’s domestic components.  The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

     Selling, general and administrative expenses for the second quarter of fiscal year 2003 decreased to $164,027, or 30.1% of net revenue, from $174,228, or 31.8% of net revenue, in the second quarter of fiscal year 2002.  This decrease was mainly due to decreased expenses in the Company’s corporate division and Wholesale segment.  The corporate division expenses decreased due to the exclusion of amortization of goodwill and indefinite-lived intangible assets in the second quarter of fiscal year 2003 of approximately $8,100, concurrent with the adoption of SFAS 142 effective April 1, 2002.  The reduction in Wholesale segment expenses was due to reduced expenses in the U. S. wholesale divisions, partially offset by increased expenses in the Europe wholesale division incurred to support its growth.  Partially offsetting these decreases were increased expenses in the Retail segment, primarily associated with operating 31 new stores opened since September 30, 2001.

     Interest and other expense increased from $9,548 in the second quarter of fiscal year 2002 to $10,924 in the second quarter of fiscal year 2003.  The increase from the prior year period was due to the interest expense associated with the issuance in December 2001 of the 2031 Bonds.  Partially offsetting this increase was the benefit of lower interest expense due to the repurchase of $83,009 principal amount of the 2003 Notes, the early retirement of $60,000 of bank term debt and the paydown of $20,000 of direct revolving credit borrowings, all of which were effected since the end of the second quarter of fiscal year 2002.

     Interest income decreased from $2,148 in the second quarter of fiscal year 2002 to $1,646 in fiscal year 2003.  The decrease from the second quarter of fiscal year 2002 was due to lower interest rates earned on invested cash balances, offset in part by substantially higher average invested cash balances.  Interest rates earned on invested cash balances for the three-month periods ended September 30, 2002 and 2001 were 1.69% and 3.35%, respectively.

     The provision for income taxes, for the second quarter of fiscal year 2003 increased to 18.8% of income before taxes from 15.8% in the corresponding period last year.  This increase was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company’s earnings are subject.

Segment Operations

     Financial information for the Company’s reportable segments is as follows:

	Wholesale	Retail	Licensing	Total

Three Months Ended September 30, 2002
Total segment net revenue	$415,753	$114,999	$33,485	$564,237
Segment profits	55,010	16,009	22,545	93,564
Segment profit%	13.2%	13.9%	67.3%	16.6%
Three Months Ended September 30, 2001
Total segment net revenue	$428,117	$103,833	$29,677	$561,627
Segment profits	53,022	21,468	18,200	92,690
Segment profit%	12.4%	20.7%	61.3%	16.5%

     Wholesale Segment.  Wholesale segment net revenue decreased by $12,364, or 2.9%, from the second quarter of fiscal year 2002 to the second quarter of fiscal year 2003.  Within the Wholesale segment, net revenue by component was as follows:

	Three Months Ended September 30,

	2002	2001

Menswear	$174,113	$190,005
Womenswear	161,564	157,448
Childrenswear	80,076	80,664

	$415,753	$428,117

     The decline in Wholesale net revenue from the second quarter of fiscal year 2002 to the comparable quarter in fiscal year 2003 was due mainly to a reduction in the menswear component in the United States.  Within the menswear component, which declined 8.4%, a reduced level of consumer spending together with the loss of some market share to a variety of new competitors, particularly in men’s jeans, and the promotional environment at retailers contributed to the decrease in net revenue.  Partially offsetting this decline in the menswear component was an increase in net revenue of the womenswear component of 2.6%.  The womenswear component continued to benefit from the expansion of the Company’s women’s casual division through the introduction of “plus sizes” in June 2001.  Partially offsetting this increase was a decrease in net revenue of the junior jeans division.  Each of the wholesale components benefited from the growth in TH Europe in the three months ended September 30, 2002 when compared to the same period last year.

     Wholesale segment profits increased by $1,998, or 3.7%, from the second quarter of fiscal year 2002 to the second quarter of fiscal year 2003.  As a percentage of segment revenue, Wholesale segment profits were 13.2% and 12.4% for the second quarter of fiscal years 2003 and 2002, respectively.   The increase in Wholesale segment profits and segment profits as a percentage of net revenue was mainly due to an increase in the European wholesale business, in which operating profit as a percentage of net revenue was greater than the consolidated total.  Also contributing to this increase was a reduction in SG&A expenses in the US wholesale business unit.

     Retail Segment.  Retail segment net revenue increased $11,166, or 10.8%, from the second quarter of fiscal year 2002 to the second quarter of fiscal year 2003.  The improvement in the current period was due to an increase in the number of stores, offset in part by a decrease in sales at existing stores.  Management believes that the decrease in sales at existing stores was due to reduced customer traffic and economic conditions in the United States.  At September 30, 2002, the Company operated 176 retail stores, consisting of 112 outlet stores and 64 specialty stores, compared to 110 outlets and 35 specialty stores a year ago.  Retail stores opened or acquired since September 30, 2001 contributed net revenue of $13,212 during the quarter ended September 30, 2002.

     Retail segment profits decreased $5,459, or 25.4%, from the second quarter of fiscal year 2002 to the second quarter of fiscal year 2003.  As a percentage of segment revenue, Retail segment profits were 13.9% and 20.7% for the second quarter of fiscal years 2003 and 2002, respectively.  Segment profits and segment profits as a percentage of segment revenue decreased from the second quarter of fiscal year 2002 to the second quarter of fiscal year 2003 principally due to operating losses in the Company’s U.S. specialty retail division and a slightly lower gross margin in the U.S. outlet division.  Since September 30, 2001, the Company opened 29 specialty stores.  This expansion coincided with a downturn in mall traffic, an intensely promotional climate throughout apparel retailing and an uncertain economic environment.

     Revenue generated from the 37 U.S. specialty retail stores planned to be closed following the Holiday selling season amounted to $7,747 during the three months ended September 30, 2002.  These stores generated an operating loss of $4,011 for the same three-month period.

     Licensing Segment.  Licensing segment net revenue increased $3,808, or 12.8%, from the second quarter of fiscal year 2002 to the second quarter of fiscal year 2003.  The increase was primarily due to higher royalty revenue, particularly in licenses for home products, fragrances and handbags.  New products introduced under licenses entered into during the second quarter of fiscal years 2003 and 2002 contributed a de minimus amount of revenue during those respective periods.

     Licensing segment profits increased by $4,345, or 23.9%, from the second quarter fiscal year 2002 to the second quarter of fiscal year 2003.  As a percentage of segment revenue, Licensing segment profits were 67.3%, and 61.3% for the quarter ended September 30, 2002 and 2001, respectively.  These increases were principally due to higher licensing royalties in the segment.

Forward Outlook

     In late October 2002, the Board of Directors approved and the Company announced plans to close 37 of its 44 U.S. specialty stores. The Company believes that a better use of management and investment resources is to meet the needs of its U.S. core businesses and to pursue its growth opportunities in Europe.  The Company anticipates that there will be special charges incurred in connection with these actions, consisting primarily of the impairment of fixed assets, provisions for estimated lease termination costs and employee costs.  The Company also anticipates recording a non-cash special charge to reflect the impairment of the fixed assets of its specialty store in the Soho district of New York City, based upon its current performance and anticipated  future cash flows.  However, the Company will continue to operate the store as part of its product development program.  The Company plans to record the charges, of which 40% to 60% are expected to be non-cash, in its fiscal quarter ending December 31, 2002.  The actual amount of the charges will depend upon facility appraisals, contractual negotiations and further study.  The Company’s preliminary estimate of the charges is in the range of $75 to $95 million before taxes, or $0.49 to $0.70 per diluted share.

     As a result of the ongoing weakness and increased levels of promotional activity throughout the retail industry, the Company has revised its expectations for the second half of fiscal year 2003.  The Company now believes that a more realistic expectation for diluted earnings per share in the second half of fiscal 2003, before any special charges, is between $0.45 and $0.65.  For the full fiscal year 2003, therefore, the Company expects diluted earnings per share to be in the range of $1.15 to $1.35 before the cumulative effect of the change in accounting principle and the deferred tax charge recorded in the first quarter and before any special charges expected to be reported in the third quarter as outlined above.  The revised estimates assume a slightly higher effective tax rate in the second half of fiscal 2003.

     The Company typically finalizes its annual fiscal year budgets after the Holiday selling season and expects to update its preliminary outlook for fiscal 2004 when it reports results for the quarter ending December 31, 2002.  However, the Company’s current expectation is that fiscal year 2004 net income and earnings per share will be comparable to those expected for fiscal year 2003.

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

          The Company’s cash and cash equivalents balance increased $5,200 from $387,247 at March 31, 2002 to $392,447 at September 30, 2002.  This increase was principally due to cash provided by operating activities.  In the first six months of fiscal year 2003, the Company generated net cash from operating activities of $82,446 consisting of $107,940 of net income before non-cash items,  reduced by $25,494 of changes in working capital, primarily an increase in inventory of $79,508 less a reduction in accounts receivable of $33,654.  Cash used in investing activities related to capital expenditures of $39,803 which were made principally in support of the Company’s retail store openings, as well as expansion of the European business.  Cash used in financing activities primarily related to the early retirement of $58,009 principal amount of the 2003 Notes, partially offset by the increase in short-term borrowings under TH Europe’s credit facility and proceeds from the issuance of Ordinary Shares under the Company’s employee stock option program.  A more detailed analysis of the changes in cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

          As of September 30, 2002, the Company’s principal debt facilities consisted of $166,991 of the 2003 Notes, $200,000 of the 2008 Notes, $150,000 of the 2031 Bonds and the Credit Facility.  The Notes were issued by TH USA and are fully and unconditionally guaranteed by THC.  The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

          During the first six months of fiscal year 2003, the Company repurchased $58,009 principal amount of the 2003 Notes in open market transactions.  Cumulatively, through September 30, 2002, the Company has repurchased $83,009 of the $250,000 principal amount of 2003 Notes originally issued.

          The Credit Facility, which was entered into on June 28, 2002 and which is guaranteed by THC, consists of an unsecured $300,000 TH USA three-year revolving credit facility, of which up to $175,000 may be used for direct borrowings.  The revolving credit facility is available for letters of credit, working capital and other general corporate purposes.  The Credit Facility replaced the $250,000 TH USA revolving credit facility which was scheduled to expire on March 31, 2003.  As of September 30, 2002, $120,294 of the available borrowings under the Credit Facility had been used to open letters of credit, including $55,169 for inventory purchased that are included in current liabilities and $65,125 related to commitments to purchase inventory.  There were no direct borrowings outstanding under the Credit Facility as of September 30, 2002.

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

          The Company was in compliance with all covenants in respect of the Notes and the Credit Facility as of, and for the twelve-month period ended, September 30, 2002.

          Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totalling approximately $100,000 at September 30, 2002, for working capital or trade financing purposes.  In addition to short-term borrowings of $84,436, as of September 30, 2002 these subsidiaries were contingently liable for unexpired bank letters of credit of $16,821 related to commitments of these subsidiaries to suppliers for the purchase of inventory. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 5.16% and 5.77% as of, and for the six-month period ended, September 30, 2002, respectively.

          The Company’s credit facilities provide for the issuance of letters of credit without restriction on cash balances.

          The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand.  Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay long-term debt, if so desired, in response to changing conditions in the debt markets.  Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions.  No interest rate hedging contracts were in place as of September 30, 2002.

          The Company expects to fund its cash requirements for the balance of fiscal year 2003 and future years from available cash balances, internally generated funds and borrowings available under the Credit Facility.  The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

          There were no significant committed capital expenditures at September 30, 2002.  The Company expects fiscal year 2003 capital expenditures to be at the higher end of its previous estimate of $75,000 to $85,000.  Existing cash may also be used to repurchase Notes in the open market.  As of September 30, 2002, $83,009 principal amount of the 2003 Notes have been repurchased.

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

Exchange Rates

          The Company receives United States dollars for approximately 80% of its product sales.  Substantially all inventory purchases from contract manufacturers throughout the world are also denominated in United States dollars; however, purchase prices for the Company’s products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company’s cost of goods in the future.  During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company’s inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income.  The Company does not engage in hedging activities with respect to such exchange rate risk.

          The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or anticipated cash flows.  These include the purchase of inventory, capital expenditures and the collection of foreign royalty payments.  The Company enters into forward contracts, generally with maturities of up to 15 months, to sell or purchase foreign currency in order to hedge against such risks.  The Company does not use financial instruments for speculative or trading purposes.  At September 30, 2002, the Company had contracts to exchange foreign currencies, principally the Japanese yen, the Canadian dollar, the euro and the Pound Sterling having a total notional amount of $59,390.  The unrealized loss associated with these contracts at September 30, 2002 was $1,958.  Gains or losses on such forward contracts are recognized in other comprehensive income on a mark-to-market basis and, ultimately, in earnings at the time the underlying hedge transaction is completed or recognized in earnings.

Recently Issued Accounting Standards

          A discussion of the effects of recently issued accounting standards appears in Note 9 to the Condensed Consolidated Financial Statements in Item 1 above.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

          This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe” and similar words or phrases.  Such statements are based on current expectations and are subject to certain risks and uncertainties, including, but not limited to, the overall level of consumer spending on apparel, the financial strength of the retail industry generally and the Company’s customers, distributors and franchisees in particular, changes in trends in the market segments and geographic areas in which the Company competes, the level of demand for the Company’s products, actions by our major customers or existing or new competitors, the ability of the Company to effect its planned specialty store closures for the amounts currently estimated, changes in currency and interest rates, changes in applicable tax laws, regulations and treaties and changes in economic or political conditions or trade regulations in the markets where the Company sells or sources its products, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2002.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See the sections entitled “Liquidity and Capital Resources” and “Exchange Rates” in Item 2 above, which sections are incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

          Based on their evaluation as of a date within 90 days of the filing date of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Sections 240.13a-14(c) and 240.15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 1 – LEGAL PROCEEDINGS

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On October 28, 2002, the Company held its Annual Meeting of Shareholders at the Sandy Lane Hotel, Sandy Lane, St. James, Barbados.  There were a total of 90,576,492 Ordinary Shares entitled to vote, in person or by proxy, at the meeting.

The following matters were voted upon at the meeting:

(i) The election of two directors to the Board of Directors of the Company for a term to expire at the 2005 Annual Meeting of Shareholders; and

(ii) A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending March 31, 2003.

With respect to the election of directors, the following votes were cast:

Nominee	For	Withheld Authority

Thomas J. Hilfiger	77,561,649	1,380,530
Robert T. Sze	77,549,695	1,392,484

          The other directors of the Company whose terms continued after the meeting are Joel J. Horowitz, Ronald K.Y. Chao, Lester M.Y. Ma, Clinton V. Silver and Simon Murray.

          With respect to the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors, 72,044,502 votes were cast in favor of the proposal and 6,850,644 votes were cast against.  In addition, there were 47,033 abstentions and no broker non-votes.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

          11.     Computation of Net Income Per Ordinary Share

(b)     Reports on Form 8-K

          During the quarter ended September 30, 2002, the Company did not file any Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

TOMMY HILFIGER CORPORATION

Date: November 4, 2002	By:	/s/ JOEL J. HOROWITZ

Joel J. Horowitz Chief Executive Officer and President Tommy Hilfiger Corporation

Date: November 4, 2002	By:	/s/ JOSEPH SCIROCCO

Joseph Scirocco Principal Financial Officer Tommy Hilfiger Corporation

CERTIFICATIONS

I, Joel J. Horowitz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tommy Hilfiger Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002
/s/ JOEL J. HOROWITZ

Joel J. Horowitz Chief Executive Officer and President (principal executive officer)

I, Joseph Scirocco, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tommy Hilfiger Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ JOSEPH SCIROCCO

Joseph Scirocco Chief Financial Officer, Senior Vice President and Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

11.	Computation of Net Income Per Ordinary Share