Form 10-Q
period 2002-12-31
HILFIGER TOMMY CORP
filed 2003-02-11
CIK 888747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Ordinary Shares, $0.01 par value per share, outstanding as of February 3, 2003:  90,578,712

TOMMY HILFIGER CORPORATION

INDEX TO FORM 10-Q

December 31, 2002

PART I

ITEM 1 — FINANCIAL STATEMENTS

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)	For the Nine Months Ended December 31,		For the Three Months Ended December 31,
	2002	2001	2002	2001

Net revenue	$1,390,068	$1,376,923	$477,259	$474,793
Cost of goods sold	772,612	785,348	271,482	273,444

Gross profit	617,456	591,575	205,777	201,349

Depreciation and amortization	64,772	83,252	21,203	28,508
Other selling, general and administrative expenses	404,202	377,741	134,335	122,945
Special charges	84,910	—	84,910	—

Total selling, general and administrative expenses	553,884	460,993	240,448	151,453

Income (loss) from operations	63,572	130,582	(34,671)	49,896
Interest and other expense	34,907	29,447	11,414	10,583
Interest income	5,115	8,064	1,573	1,789

Income (loss) before income taxes and cumulative effect of change in accounting principle	33,780	109,199	(44,512)	41,102
Provision (benefit) for income taxes	3,593	15,353	(22,437)	4,144

Income (loss) before cumulative effect of change in accounting principle	30,187	93,846	(22,075)	36,958
Cumulative effect of change in accounting principle	(430,026)	—	—	—

Net income (loss)	$(399,839)	$93,846	$(22,075)	$36,958

Earnings (loss) per share:

Earnings (loss) before cumulative effect of change in accounting principle	$0.33	$1.05	$(0.24)	$0.41

Basic earnings (loss) per share	$(4.43)	$1.05	$(0.24)	$0.41

Weighted average shares outstanding	90,322	89,307	90,579	89,622

Diluted earnings (loss) before cumulative effect of change in accounting principle	$0.33	$1.04	$(0.24)	$0.41

Diluted earnings (loss) per share	$(4.41)	$1.04	$(0.24)	$0.41

Weighted average shares and share equivalents outstanding	90,730	89,834	90,579	90,105

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)	December 31,	March 31,
	2002	2002

Assets
Current assets
Cash and cash equivalents	$485,562	$387,247
Accounts receivable	118,847	224,395
Inventories	259,812	184,972
Deferred tax and other current assets	83,049	97,274

Total current assets	947,270	893,888

Property and equipment, at cost, less accumulated depreciation and amortization	255,444	302,937
Intangible assets, subject to amortization	9,144	10,879
Intangible assets, not subject to amortization	622,220	609,938
Goodwill	363,801	769,275
Other assets	9,623	7,534

Total Assets	$2,207,502	$2,594,451

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$69,210	$62,749
Current portion of long-term debt	163,166	698
Accounts payable	31,544	28,980
Accrued expenses and other current liabilities	258,617	210,270

Total current liabilities	522,537	302,697

Long-term debt	350,225	575,287
Deferred tax liability	186,826	214,964
Other liabilities	5,002	4,041
Shareholders’ equity
Preference Shares, $0.01 par value-shares authorized 5,000,000; none issued	—	—
Ordinary Shares, $0.01 par value-shares authorized 150,000,000; issued 96,771,312 and 96,031,167 shares, respectively	968	960
Capital in excess of par value	606,763	598,527
Retained earnings	556,937	956,776
Accumulated other comprehensive income	39,475	2,430
Treasury shares, at cost: 6,192,600 Ordinary Shares	(61,231)	(61,231)

Total shareholders’ equity	1,142,912	1,497,462

Commitments and contingencies

Total Liabilities and Shareholders’ Equity	$2,207,502	$2,594,451

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended December 31,
	2002	2001

Cash flows from operating activities
Net income (loss)	$(399,839)	$93,846
Adjustments to reconcile net income (loss) to net cash from operating activities
Cumulative effect of change in accounting principle	430,026	—
Depreciation and amortization	66,238	84,082
Deferred taxes	(19,270)	(4,719)
Non cash provision for special charges	49,978	—
Changes in operating assets and liabilities
Decrease (increase) in assets
Accounts receivable	113,691	118,290
Inventories	(66,051)	188
Other assets	(4,890)	197
Increase (decrease) in liabilities
Accounts payable	2,564	(21,608)
Accrued expenses and other liabilities	44,455	41,943

Net cash provided by operating activities	216,902	312,219

Cash flows from investing activities
Purchases of property and equipment	(56,978)	(71,818)
Acquisition of businesses, net of cash acquired	—	(205,061)

Net cash used in investing activities	(56,978)	(276,879)

Cash flows from financing activities
Payments of long-term debt	(62,924)	(70,350)
Proceeds from the issuance of long-term debt	—	145,074
Proceeds from the exercise of employee stock options	7,104	7,357
Short-term bank borrowings, net	(5,789)	15,246

Net cash provided by (used in) financing activities	(61,609)	97,327

Net increase in cash	98,315	132,667
Cash and cash equivalents, beginning of period	387,247	318,431

Cash and cash equivalents, end of period	$485,562	$451,098

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollar amounts in thousands)

(Unaudited)
	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares	Total shareholders’ equity
	Outstanding	Amount

Balance, March 31, 2001	88,976,802	$952	$589,184	$822,231	$(2,543)	$(61,231)	$1,348,593
Net income	—	—	—	134,545	—	—	134,545
Foreign currency translation	—	—	—	—	4,901	—	4,901
Change in fair value of hedging instruments	—	—	—	—	72	—	72
Exercise of employee stock options	861,765	8	7,989	—	—	—	7,997
Tax benefits from exercise of stock options	—	—	1,354	—	—	—	1,354

Balance, March 31, 2002	89,838,567	960	598,527	956,776	2,430	(61,231)	1,497,462
Net loss	—	—	—	(399,839)	—	—	(399,839)
Foreign currency translation	—	—	—	—	39,134	—	39,134
Change in fair value of hedging instruments	—	—	—	—	(2,089)	—	(2,089)
Exercise of employee stock options.	740,145	8	7,096	—	—	—	7,104
Tax benefits from exercise of stock options	—	—	1,140	—	—	—	1,140

Balance, December 31, 2002 (Unaudited)	90,578,712	$968	$606,763	$556,937	$39,475	$(61,231)	$1,142,912

Comprehensive income (loss) consists of net income (loss), foreign currency translation and unrealized gains and losses on hedging instruments and totaled $(362,794) for the nine months ended December 31, 2002 and $139,518 for the fiscal year ended March 31, 2002.

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared by Tommy Hilfiger Corporation (“THC” or the “Company”; unless the context indicates otherwise, all references to the “Company” include THC and its subsidiaries) in a manner consistent with that used in the preparation of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002, as filed with the Securities and Exchange Commission (the “Form 10-K”). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of only normal and recurring adjustments (except for the special charges described in Note 3, and the cumulative effect of the change in accounting principle and the deferred tax charge described in Note 4), necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating results for the nine-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003, as the Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries as well as other factors. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

The financial statements as of and for the nine-month and three-month periods ended December 31, 2002 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 2002, as presented, has been derived from the Consolidated Balance Sheet as of March 31, 2002 included in the Form 10-K.

Note 2 — Summary of Significant Accounting Policies

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

On a seasonal basis, the Company negotiates price adjustments with its retail customers as sales incentives or to partially reimburse them for the cost of certain promotions. The Company estimates the cost of such adjustments on an ongoing basis considering historical trends, projected seasonal results and an evaluation of current economic conditions. These costs are recorded as a reduction to net revenue.

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

Shipping and Handling Costs

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its consolidated statements of operations. Shipping and handling costs approximated $39,087 and $35,025 for the nine months ended December 31, 2002 and 2001, respectively, and $13,314 and $10,805 for the three months ended December 31, 2002 and 2001, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Reclassification of Prior Year Balances

Certain prior year balances have been reclassified to conform to current year presentation.

Note 3 — Special Charges

In late October 2002, the Board of Directors approved and the Company announced plans to close all but six of its U.S. specialty stores and to take a charge of up to $95,000, in order to focus management and investment resources on meeting the needs of its U.S. core businesses and to pursue its growth opportunities in Europe. In the third quarter of fiscal year 2003, the Company recorded special charges of $87,510 before taxes, or $0.62 per diluted share, related to these closures and the impairment of fixed assets of the six U.S. specialty stores that the Company will continue to operate. The special s consist of $38,929 for the impairment of leasehold improvements, store fixtures and other assets of stores that are being closed, $33,741 for estimated lease termination costs, $2,600 for the write down of inventory (included in cost of goods sold), $610 for other expenses, including employee costs, and $11,630 for an impairment charge to write down to fair value the fixed assets and leasehold improvements at the six stores that will remain open. The Company is currently negotiating lease terminations with landlords for the stores that are planned to be closed.

Note 4 — Goodwill and Intangible Assets

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

Upon adoption of SFAS 142 in the first quarter of fiscal year 2003, the Company recorded a non-cash, non-operating charge of $430,026, or $4.78 per diluted share, to reduce the carrying value of its goodwill to fair value. Such charge is reflected as a cumulative effect of a change in accounting principle in the Condensed Consolidated Statements of Operations.

Prior to April 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book and tax basis of intangible assets, principally trademark rights. As a result of adopting SFAS 142, those deferred tax liabilities will no longer be used to support the realization of certain deferred tax assets. Accordingly, the Company recorded a one-time, non-cash, deferred tax charge totaling $11,358, or $0.13 per diluted share, in order to establish a valuation allowance against those deferred tax assets. This charge was included in the Company’s provision for income taxes for the first quarter of fiscal year 2003.

SFAS 142 required that, prior to performing the review for impairment, all of the Company’s recorded goodwill be assigned to the Company’s reporting units deemed to benefit from any acquisitions that it had made, including the reporting units that the Company owned prior to such acquisitions. This differs from the previous accounting rules under which goodwill was assigned only to the businesses acquired. The balance of goodwill as of March 31, 2002 in the table below reflects the assignment of goodwill as required by SFAS 142.

A summary of changes in the Company’s goodwill during the first nine months of fiscal year 2003, by reporting segment is as follows:

	Wholesale	Retail	Licensing	Total

Balance at April 1, 2002	$187,857	$55,969	$525,449	$769,275
Impairment loss	—	—	(430,026)	(430,026)
Foreign currency translation	24,552	—	—	24,552

Balance at December 31, 2002	$212,409	$55,969	$95,423	$363,801

As of December 31, 2002 and March 31, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following:

	December 31, 2002			March 31, 2002
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Amortizable intangible assets:
Retailer relationship	$5,400	$(630)	$4,770	$5,400	$(529)	$4,871
Supplier relationship	4,000	(1,554)	2,446	4,000	(1,304)	2,696
Financing costs	6,300	(6,002)	298	6,300	(4,935)	1,365
Software and other	3,820	(2,190)	1,630	3,820	(1,873)	1,947

Total amortizable intangible assets	$19,520	$(10,376)	$9,144	$19,520	$(8,641)	$10,879

Indefinite-lived intangible assets:
Trademark rights	$622,220			$609,938

The increase in the carrying value of the Company’s trademark rights from March 31, 2002 to December 31, 2002 was due to the changes in foreign currency exchange rates used to translate certain of these assets.

The Company recorded amortization expense of $1,476 during the first nine months of fiscal year 2003 compared to $1,585 on a pro forma basis during the first nine months of fiscal year 2002, assuming the adoption of SFAS 142 as of April 1, 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years and thereafter is as follows:

Estimated Amortization Expense

Fiscal year 2003	$1,875
Fiscal year 2004	995
Fiscal year 2005	848
Fiscal year 2006	612
Fiscal year 2007	591
Subsequent years	5,958

$10,879

If acquisitions or dispositions occur in the future the above amounts may vary.

The fiscal year 2002 historical results do not reflect the provisions of SFAS 142. Had the Company adopted SFAS 142 on April 1, 2001, the historical net income and basic and diluted earnings per share (before the cumulative effect of the change in accounting principle) would have been changed as follows:

	For the Nine Months Ended December 31, 2001
	Net Income	Net Income per Share— Basic	Net Income per Share—Diluted

Reported net income	$93,846	$1.05	$1.04
Goodwill amortization	13,044	0.14	0.14
Trademark rights amortization	11,400	0.13	0.12
Income tax impact	(4,719)	(0.05)	(0.05)

Adjusted net income	$113,571	$1.27	$1.25

Note 5 — Acquisition of European Licensee

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

The TH Europe Acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of the acquired company are included in the consolidated results of the Company from the date of the acquisition. The cash portion of the purchase price, including transaction costs, has been allocated as follows:

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

The provisions of SFAS 142 requiring goodwill and indefinite-lived intangible assets to not be amortized were applied to the TH Europe Acquisition since it occurred after June 30, 2001. See Note 4.

Note 6 — Debt Facilities

As of December 31, 2002, the Company’s principal debt facilities consisted of $162,591 of 6.50% notes maturing on June 1, 2003 (the “2003 Notes”), $200,000 of 6.85% notes maturing on June 1, 2008 (the “2008 Notes”), $150,000 of 9% bonds maturing on December 1, 2031 (the “2031 Bonds”) and a revolving credit facility which expires on June 30, 2005 (the “Credit Facility”). The 2003 Notes, the 2008 Notes and the 2031 Bonds (collectively, the “Notes”) were issued by Tommy Hilfiger U.S.A., Inc. (“TH USA”) and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

During the nine-month period ended December 31, 2002, the Company repurchased $62,409 principal amount of the 2003 Notes in open market transactions. Cumulatively, through December 31, 2002, the Company has repurchased $87,409 of the $250,000 principal amount of 2003 Notes originally issued.

The Credit Facility, which was entered into on June 28, 2002 and which is guaranteed by THC, consists of an unsecured $300,000 TH USA three-year revolving credit facility, of which up to $175,000 may be used for direct borrowings. The Credit Facility is available for letters of credit, working capital and other general corporate purposes. The Credit Facility replaced the $250,000 TH USA revolving credit facility which was scheduled to expire on March 31, 2003. As of December 31, 2002, $103,496 of the available borrowings under the Credit Facility had been used to open letters of credit, including $36,909 for inventory purchased that are included in current liabilities and $66,587 related to commitments to purchase inventory. There were no direct borrowings outstanding under the Credit Facility as of December 31, 2002.

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

The Company was in compliance with all covenants in respect of the Notes and the Credit Facility as of, and for the twelve-month period ended, December 31, 2002.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $105,000 at December 31, 2002, for working capital or trade financing purposes. In addition to short-term borrowings of $68,377, as of December 31, 2002, $28,223 of available borrowings under these facilities had been used to open letters of credit, including $1,373 for inventory purchased that is included in current liabilities and $26,850 related to commitments to purchase inventory. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 5.01% and 4.87% as of, and for the nine-month period ended, December 31, 2002, respectively.

The Company’s credit facilities provide for issuance of letters of credit without restriction on cash balances.

Note 7 — Condensed Consolidating Financial Information

The Notes discussed in Note 6 were issued by TH USA and are fully and unconditionally guaranteed by THC. Accordingly, condensed consolidating balance sheets as of December 31, 2002 and March 31, 2002, and the related condensed consolidating statements of operations and cash flows for each of the nine-month periods ended December 31, 2002 and 2001, are provided. The operations of TH USA, excluding its subsidiaries, consist of the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries. The non-guarantor subsidiaries of TH USA consist of the Company’s U.S. retail, licensing and other wholesale divisions, as well as the Company’s Canadian operations. Such operations contributed net revenue of $877,815 and $881,893 for the nine-month periods ended December 31, 2002 and 2001, respectively. The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations, as well as the Company’s European operations. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA’s and THC’s results reflect 100% of the earnings of their respective subsidiaries in each of the years presented. See Note 6 for a description of certain restrictions on the ability of subsidiaries of THC to pay dividends to THC.

Condensed Consolidating Statements of Operations

Nine Months Ended December 31, 2002

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total

Net revenue	$360,403	$1,056,500	$—	$(26,835)	$1,390,068
Cost of goods sold	239,631	544,106	—	(11,125)	772,612

Gross profit	120,772	512,394	—	(15,710)	617,456

Depreciation and amortization	15,927	48,845	—	—	64,772
Other selling, general and administrative expenses	97,107	325,421	(4,291)	(14,035)	404,202
Special charges	—	84,910	—	—	84,910

Total selling, general, and administrative expenses	113,034	459,176	(4,291)	(14,035)	553,884

Income (loss) from operations	7,738	53,218	4,291	(1,675)	63,572
Interest and other expense	29,835	5,072	—	—	34,907
Interest income	1,282	2,039	1,794	—	5,115
Intercompany interest expense (income)	72,894	(17,390)	(55,504)	—	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(93,709)	67,575	61,589	(1,675)	33,780
Provision (benefit) for income taxes	(22,603)	20,992	5,204	—	3,593

Income (loss) before cumulative effect of change in accounting principle	(71,106)	46,583	56,385	(1,675)	30,187
Cumulative effect of change in accounting principle	—	(430,026)	—	—	(430,026)
Equity in net earnings of unconsolidated subsidiaries	(389,445)	—	(456,224)	845,669	—

Net income (loss)	$(460,551)	$(383,443)	$(399,839)	$843,994	$(399,839)

Condensed Consolidating Statements of Operations

Nine Months Ended December 31, 2001

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total

Net revenue	$420,055	$995,285	$—	$(38,417)	$1,376,923
Cost of goods sold	287,969	513,076	—	(15,697)	785,348

Gross profit	132,086	482,209	—	(22,720)	591,575

Depreciation and amortization	47,173	36,079	—	—	83,252
Other selling, general and administrative expenses	121,628	281,151	(4,497)	(20,541)	377,741

Total selling, general and administrative expenses	168,801	317,230	(4,497)	(20,541)	460,993

Income (loss) from operations	(36,715)	164,979	4,497	(2,179)	130,582
Interest and other expense	27,672	1,775	—	—	29,447
Interest income	2,620	4,002	1,442	—	8,064
Intercompany interest expense (income)	68,660	(12,728)	(55,932)	—	—

Income (loss) before taxes	(130,427)	179,934	61,871	(2,179)	109,199
Provision (benefit) for income taxes	(38,868)	48,932	5,289	—	15,353
Equity in net earnings of unconsolidated subsidiaries	116,226	—	37,264	(153,490)	—

Net income (loss)	$24,667	$131,002	$93,846	$(155,669)	$93,846

Condensed Consolidating Balance Sheets

December 31, 2002

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total

Assets
Current Assets
Cash and cash equivalents	$111,298	$187,999	$186,265	$—	$485,562
Accounts receivable	15,197	103,650	—	—	118,847
Inventories	48,661	212,824	—	(1,673)	259,812
Deferred tax and other current assets	44,479	37,291	1,245	34	83,049

Total current assets	219,635	541,764	187,510	(1,639)	947,270

Property, plant and equipment, at cost, less accumulated depreciation and amortization	135,303	120,141	—	—	255,444
Intangible assets, subject to amortization	—	9,144	—	—	9,144
Intangible assets, not subject to amortization	—	622,220	—	—	622,220
Goodwill	—	363,801	—	—	363,801
Investment in subsidiaries	1,088,382	209,290	168,252	(1,465,924)	—
Other assets	6,819	2,804	—	—	9,623

Total Assets	$1,450,139	$1,869,164	$355,762	$(1,467,563)	$2,207,502

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$69,210	$—	$—	$69,210
Current portion of long-term debt	162,570	596	—	—	163,166
Accounts payable	3,224	28,320	—	—	31,544
Accrued expenses and other current liabilities	78,343	179,348	953	(27)	258,617

Total current liabilities	244,137	277,474	953	(27)	522,537

Intercompany payable (receivable)	1,119,530	(343,963)	(788,103)	12,536	—
Long-term debt	349,739	486	—	—	350,225
Deferred tax liability (asset)	(13,638)	200,464	—	—	186,826
Other liabilities	565	4,437	—	—	5,002
Shareholders’ equity	(250,194)	1,730,266	1,142,912	(1,480,072)	1,142,912

Total Liabilities and Shareholders’ Equity	$1,450,139	$1,869,164	$355,762	$(1,467,563)	$2,207,502

Condensed Consolidating Balance Sheets

March 31, 2002

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total

Assets
Current Assets
Cash and cash equivalents	$135,729	$135,143	$116,375	$—	$387,247
Accounts receivable	51,781	172,614	—	—	224,395
Inventories	46,134	140,248	—	(1,410)	184,972
Deferred tax and other current assets	52,671	42,748	1,883	(28)	97,274

Total current assets	286,315	490,753	118,258	(1,438)	893,888

Property, plant and equipment, at cost, less accumulated depreciation and amortization	152,438	150,499	—	—	302,937
Intangible assets, subject to amortization	—	10,879	—	—	10,879
Intangible assets, not subject to amortization	—	609,938	—	—	609,938
Goodwill	—	769,275	—	—	769,275
Investment in subsidiaries	1,477,827	206,790	595,071	(2,279,688)	—
Other assets	5,560	1,974	—	—	7,534

Total Assets	$1,922,140	$2,240,108	$713,329	$(2,281,126)	$2,594,451

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$62,749	$—	$—	$62,749
Current portion of long-term debt	—	698	—	—	698
Accounts payable	6,879	22,101	—	—	28,980
Accrued expenses and other current liabilities	91,202	118,600	493	(25)	210,270

Total current liabilities	98,081	204,148	493	(25)	302,697

Intercompany payable (receivable)	1,053,535	(273,689)	(784,626)	4,780	—
Long-term debt	574,620	667	—	—	575,287
Deferred tax liability (asset)	(13,638)	228,602	—	—	214,964
Other liabilities	325	3,716	—	—	4,041
Shareholders’ equity	209,217	2,076,664	1,497,462	(2,285,881)	1,497,462

Total Liabilities and Shareholders’ Equity	$1,922,140	$2,240,108	$713,329	$(2,281,126)	$2,594,451

Condensed Consolidating Statements of Cash Flows

Nine Months Ended December 31, 2002

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total

Cash flows from operating activities
Net income (loss)	$(460,551)	$(383,443)	$(399,839)	$843,994	$(399,839)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Cumulative effect of change in accounting principle	—	430,026	—	—	430,026
Depreciation and amortization	32,420	33,818	—	—	66,238
Deferred taxes	7,182	(26,452)	—	—	(19,270)
Non cash provision for special charges	—	49,978	—	—	49,978
Non cash activity in investment in subsidiaries	389,445	—	456,224	(845,669)	—
Changes in operating assets and liabilities	84,290	(2,597)	6,401	1,675	89,769

Net cash provided by operating activities	52,786	101,330	62,786	—	216,902

Cash flows from investing activities
Purchases of property and equipment	(14,808)	(42,170)	—	—	(56,978)

Net cash used in investing activities	(14,808)	(42,170)	—	—	(56,978)

Cash flows from financing activities
Payments on long-term debt	(62,409)	(515)	—	—	(62,924)
Proceeds from the exercise of stock options	—	—	7,104	—	7,104
Short-term bank borrowings, net	—	(5,789)	—	—	(5,789)

Net cash provided by (used in) financing activities	(62,409)	(6,304)	7,104	—	(61,609)

Net increase (decrease) in cash	(24,431)	52,856	69,890	—	98,315
Cash and cash equivalents, beginning of period	135,729	135,143	116,375	—	387,247

Cash and cash equivalents, end of period	$111,298	$187,999	$186,265	$—	$485,562

Condensed Consolidating Statements of Cash Flows

Nine Months Ended December 31, 2001

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total

Cash flows from operating activities
Net income (loss)	$24,667	$131,002	$93,846	$(155,669)	$93,846
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	53,869	30,213	—	—	84,082
Deferred taxes	—	(4,719)	—	—	(4,719)
Non cash activity in investment in subsidiaries	(116,226)	—	(37,264)	153,490	—
Changes in operating assets and liabilities	208,788	36,508	(108,465)	2,179	139,010

Net cash provided by (used in) operating activities	171,098	193,004	(51,883)	—	312,219

Cash flows from investing activities
Purchases of property and equipment	(16,281)	(55,537)	—	—	(71,818)
Acquisition of businesses net of cash acquired	—	(205,061)	—	—	(205,061)

Net cash (used in) provided by investing activities	(16,281)	(260,598)	—	—	(276,879)

Cash flows from financing activities
Payments on long-term debt	(70,000)	(350)	—	—	(70,350)
Proceeds from the issuance of long-term debt	145,074	—	—	—	145,074
Proceeds from the exercise of stock options	—	—	7,357	—	7,357
Short-term bank borrowings, net	—	15,246	—	—	15,246

Net cash provided by financing activities	75,074	14,896	7,357	—	97,327

Net increase (decrease) in cash	229,891	(52,698)	(44,526)	—	132,667

Cash and cash equivalents, beginning of period	45,001	173,171	100,259	—	318,431

Cash and cash equivalents, end of period	$274,892	$120,473	$55,733	$—	$451,098

Note 8 — Segment Reporting

The Company has three reportable segments: Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segment consists of the design and sourcing of men’s sportswear and jeanswear, women’s casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment reflects the operations of the Company’s outlet and specialty stores. The Licensing segment consists of the operations of licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying offices. The Company evaluates performance and allocates resources based on segment profits. The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Form 10-K.

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

	Wholesale	Retail	Licensing	Total

Nine Months Ended December 31, 2002
Total segment revenue	$1,013,759	$331,980	$91,695	$1,437,434
Segment profits	80,369	38,050	59,450	177,869
Depreciation and amortization included in segment profits	38,250	10,654	436	49,430

Nine Months Ended December 31, 2001
Total segment revenue	$1,031,799	$303,886	$83,137	$1,418,822
Segment profits	91,856	55,484	48,405	195,745
Depreciation and amortization included in segment profits	38,605	8,573	652	47,830

	Wholesale	Retail	Licensing	Total

Three Months Ended December 31, 2002
Total segment revenue	$331,432	$130,297	$30,309	$492,038
Segment profits	18,371	15,654	19,681	53,706
Depreciation and amortization included in segment profits	12,935	2,925	144	16,004

Three Months Ended December 31, 2001
Total segment revenue	$334,288	$127,797	$25,713	$487,798
Segment profits	22,370	24,102	14,319	60,791
Depreciation and amortization included in segment profits	12,735	3,381	231	16,347

A reconciliation of total segment revenue to consolidated net revenue is as follows:

	Nine Months Ended December 31,		Three Months Ended December 31,
	2002	2001	2002	2001

Total segment revenue	$1,437,434	$1,418,822	$492,038	$487,798
Intercompany revenue	(47,366)	(41,899)	(14,779)	(13,005)

Consolidated net revenue	$1,390,068	$1,376,923	$477,259	$474,793

Intercompany revenue represents buying agency commissions from consolidated subsidiaries, which is classified under Licensing for segment reporting purposes.

A reconciliation of total segment profits to consolidated income before income taxes and cumulative effect of change in accounting principle is as follows:

	Nine Months Ended December 31,		Three Months Ended December 31,
	2002	2001	2002	2001

Segment profits	$177,869	$195,745	$53,706	$60,791
Corporate expenses not allocated	26,787	65,163	867	10,895
Special charges	87,510	—	87,510	—
Interest expense, net	29,792	21,383	9,841	8,794

Consolidated income (loss) before income taxes and cumulative effect of change in accounting principle	$33,780	$109,199	$(44,512)	$41,102

The Company does not disagregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Note 9 — Earnings Per Share

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

A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

	Nine Months Ended December 31,		Three Months Ended December 31,
	2002	2001	2002	2001

Weighted average shares outstanding	90,322,000	89,307,000	90,579,000	89,622,000
Net effect of dilutive stock options based on the treasury stock method using average market price	408,000	527,000	—	483,000

Weighted average share and share equivalents outstanding	90,730,000	89,834,000	90,579,000	90,105,000

Options to purchase 7,965,720 shares at December 31, 2002 and 3,868,860 shares at December 31, 2001 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Ordinary Shares.

Note 10 — Recently Issued Accounting Standards

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 applies to costs associated with an exit activity not related to an entity newly acquired in a business combination, and excludes certain other exit or disposal costs.

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

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations data as a percentage of net revenue.

	Nine Months Ended December 31,		Three Months Ended December 31,
	2002	2001	2002	2001

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.6	57.0	56.9	57.6

Gross profit	44.4	43.0	43.1	42.4

Depreciation and amortization	4.6	6.0	4.4	6.0
Other SG&A expenses	29.1	27.5	28.1	25.9

SG&A expenses before special charges	33.7	33.5	32.5	31.9
Special charges	6.1	—	17.8	—

Total SG&A expenses	39.8	33.5	50.3	31.9

Income (loss) from operations	4.6	9.5	(7.2)	10.6
Interest and other expense, net	2.1	1.6	2.1	1.9

Income (loss) before taxes and cumulative effect of change in accounting principle	2.5	7.9	(9.3)	8.7
Provision (benefit) for income taxes	0.3	1.1	(4.7)	0.9

Income (loss) before cumulative effect of charge in accounting principle	2.2	6.8	(4.6)	7.8
Cumulative effect of change in accounting principle	(30.9)	—	—	—

Net income (loss)	(28.7)	6.8	(4.6)	7.8

In late October 2002, the Board of Directors approved and the Company announced plans to close all but six of its U.S. specialty stores and to take a charge of up to $95,000, in order to focus management and investment resources on meeting the needs of its U.S. core businesses and to pursue its growth opportunities in Europe. In the third quarter of fiscal year 2003, the Company recorded special charges of $87,510 before taxes, or $0.62 per diluted share, related to these closures and the impairment of fixed assets of the six U.S. specialty stores that the Company will continue to operate. The special s consist of $38,929 for the impairment of leasehold improvements, store fixtures and other assets of stores that are being closed, $33,741 for estimated lease termination costs, $2,600 for the write down of inventory (included in cost of goods sold), $610 for other expenses, including employee costs, and $11,630 for an impairment charge to write down to fair value the fixed assets and leasehold improvements at the six stores that will remain open. The Company is currently negotiating lease terminations with landlords for the stores that are planned to be closed.

Effective April 1, 2002, the Company adopted SFAS 142. Adoption of this new Statement is considered a change in accounting principle and affects the Company’s financial results in several ways. Under SFAS 142, the Company no longer amortizes goodwill or intangibles having indefinite lives, which will reduce SG&A expenses from their fiscal year 2002 level by approximately $32,000, and increase diluted earnings per share by $0.29 for fiscal year 2003. Instead, the new statement requires an initial test at adoption, and subsequent tests at least annually thereafter, of recorded goodwill and indefinite-lived intangible assets to determine if the carrying values of such assets exceed their implied fair values as calculated under the new rules. The adoption of SFAS 142 resulted in a non-cash charge related to the impairment of goodwill in the first quarter of fiscal year 2003 of $430,026, or $4.78 per diluted share. This charge was recorded as a cumulative effect of a change in accounting principle in the Condensed Consolidated Statements of Operations. The Company will perform its annual impairment review during the fourth quarter of each fiscal year, commencing in the fourth quarter of fiscal year 2003.

Prior to April 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book and tax basis of intangible assets, principally trademark rights. As a result of adopting SFAS 142, those deferred tax liabilities will no longer be used to support the realization of certain deferred tax assets. Accordingly, the Company recorded a one-time, non-cash, deferred tax charge totaling $11,358, or $0.13 per diluted share, in order to establish a valuation allowance against those deferred tax assets. This charge is included in the Company’s provision for income taxes for the first quarter of fiscal 2003.

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

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Overview

The Company’s net revenue increased 0.5% to $477,259 in the third quarter of fiscal year 2003 compared to $474,793 in the third quarter last year. Increases in net revenue in the Retail segment, which was volume driven, and the Licensing segment were offset by a decrease in the Wholesale segment, resulting from price reductions. Within the Retail segment, an increase in the number of stores, offset partially by a decrease in sales at existing stores, resulted in the increased net revenue. The increase in Licensing segment net revenue was due to increased licensing royalties and an increase in the Company’s Far East buying offices revenue. Within the Company’s Wholesale segment, an increase in revenue in both the women’s and childrenswear components was offset by a decline in the menswear component. The fluctuations in revenue of each of the Company’s segments are further described below in the Segment Operations section. Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Three Months Ended December 31,
			% Increase
	2002	2001	(Decrease)

Wholesale	$331,432	$334,288	(0.9)%
Retail	130,297	127,797	2.0%
Licensing	15,530	12,708	22.2%

Total	$477,259	$474,793	0.5%

Gross profit as a percentage of net revenue increased to 43.1% for the three months ended December 31, 2002 from 42.4% in the corresponding period last year. The improvement in gross margin was due to an improvement in the gross margin of the Company’s Wholesale segment as well as a higher contribution of the Licensing segment, which generates a higher gross margin than the Company’s consolidated gross margin, to total net revenue. Gross margin in the Wholesale segment improved due to a higher contribution of TH Europe to the segment in the third quarter of fiscal 2003 as compared to the same period in fiscal year 2002. TH Europe generates a higher gross margin than the Company’s domestic components. Partially offsetting these improvements was a lower gross margin in the Retail segment, reflecting promotional markdowns in the Company’s U.S. specialty stores, along with the $2,600 special charge for specialty store inventory that was included in cost of goods sold. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses, before the special charges described above, for the third quarter of fiscal year 2003 increased to $155,538, or 32.6% of net revenue, from $151,453, or 31.9% of net revenue, in the third quarter of fiscal year 2002. This increase was mainly due to increased expenses in the Company’s Retail and Wholesale segments, partially offset by a decrease in the Company’s corporate division. The increase in the Retail segment was primarily due to operating 21 new stores opened since December 31, 2001. The increase in Wholesale segment expenses was due to increased expenses in the Europe wholesale division incurred to support its growth, partially offset by reduced expenses in the U.S. wholesale divisions. The corporate division expenses decreased mainly due to the exclusion of amortization of goodwill and indefinite-lived intangible assets in the third quarter of fiscal year 2003 of approximately $8,100, concurrent with the adoption of SFAS 142 effective April 1, 2002.

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its consolidated statements of operations. Shipping and handling costs approximated $13,314 and $10,805 for the three months ended December 31, 2002 and 2001, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Interest and other expense increased from $10,583 in the third quarter of fiscal year 2002 to $11,414 in the third quarter of fiscal year 2003. The increase from the prior year period was due to the interest expense associated with the issuance in December 2001 of the 2031 Bonds. Partially offsetting this increase was the benefit of lower interest expense due to the repurchase of $87,409 principal amount of the 2003 Notes and the early retirement of $60,000 of bank term debt which were effected since the end of the third quarter of fiscal year 2002.

Interest income decreased from $1,789 in the third quarter of fiscal year 2002 to $1,573 in fiscal year 2003. The decrease from the third quarter of fiscal year 2002 was due to lower interest rates earned on invested cash balances, offset in part by higher average invested cash balances. Interest rates earned on invested cash balances for the three-month periods ended December 31, 2002 and 2001 were 1.46% and 2.14%, respectively.

The provision for income taxes, for the third quarter of fiscal year 2003, excluding the tax effect of the special charges, increased to 19.1% of income before taxes from 10.1% in the corresponding period last year. This increase was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company’s earnings are subject including changes in state taxation affecting the Company’s U.S. operations. The provision also included a tax benefit of approximately $31,000 associated with the special charges, which impact only the Company’s U.S. operations and are therefore at a higher tax rate than the Company’s overall effective tax rate.

Segment Operations

The Company has three reportable segments: Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segment consists of the design and sourcing of men’s sportswear and jeanswear, women’s casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment is comprised of the operations of the Company’s outlet and specialty stores. The Licensing segment consists of the operations of licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying offices. Segment revenue is presented before the elimination of intercompany transactions (see Note 8 to the Condensed Consolidated Financial Statements for a reconciliation of total segment revenue to consolidated net revenue).

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

	Wholesale	Retail	Licensing	Total

Three Months Ended December 31, 2002

Total segment net revenue	$331,432	$130,297	$30,309	$492,038
Segment profits	18,371	15,654	19,681	53,706
Segment profit %	5.5%	12.0%	64.9%	10.9%

Three Months Ended December 31, 2001

Total segment net revenue	$334,288	$127,797	$25,713	$487,798
Segment profits	22,370	24,102	14,319	60,791
Segment profit %	6.7%	18.9%	55.7%	12.5%

Wholesale Segment.  Wholesale segment net revenue decreased by $2,856, or 0.9%, from the third quarter of fiscal year 2002 to the third quarter of fiscal year 2003. Within the Wholesale segment, net revenue by component was as follows:

	Three Months Ended December 31,
			% Increase/
	2002	2001	(Decrease)

Menswear	$123,174	$139,569	(11.7)%
Womenswear	137,682	133,176	3.4%
Childrenswear	70,576	61,543	14.7%

	$331,432	$334,288	(0.9)%

Within the menswear component in the U.S., a reduced level of consumer spending together with the loss of some market share to a variety of new competitors and the promotional environment at retailers contributed to the decrease in net revenue. Partially offsetting this decline were increases in net revenue of the childrenswear component, primarily attributable to increases in U.S. wholesale distribution to specialty stores, and the womenswear component. The womenswear component continued to benefit from the expansion of the Company’s women’s casual division, mainly due to growth of the plus sizes line. Partially offsetting this increase was a decrease in net revenue of the junior jeans division, due to high levels of promotional activity at retail during the quarter. Each of the Wholesale components benefited from the growth in TH Europe in the three months ended December 31, 2002 when compared to the same period last year.

The Company expects Wholesale segment net revenue for the fourth quarter of fiscal year 2003 to be approximately 10% below fiscal year 2002 net revenue for the same period, with decreases in menswear and womenswear, due to reduced purchases by major retail customers in the U.S. and lower levels of projected off-price sales, offset somewhat by increases in net revenue of the childrenswear component in the United States, as well as increases in the European business for each of the Wholesale components.

Wholesale segment profits decreased by $3,999, or 17.9%, from the third quarter of fiscal year 2002 to the third quarter of fiscal year 2003. As a percentage of segment revenue, Wholesale segment profits were 5.5% and 6.7% for the third quarter of fiscal years 2003 and 2002, respectively. The decrease in Wholesale segment profits and segment profits as a percentage of net revenue was mainly due the decrease in the U.S. wholesale division net revenue and increased SG&A expenses of TH Europe’s wholesale division to support its growth.

Retail Segment.  Retail segment net revenue increased $2,500, or 2.0%, from the third quarter of fiscal year 2002 to the third quarter of fiscal year 2003. The improvement in the current period was due to an increase in the number of stores, offset in part by a decrease in sales at existing stores. Management believes that the decrease in sales at existing stores was due to reduced customer traffic and economic conditions in the United States. At December 31, 2002, the Company operated 181 retail stores, consisting of 114 outlet stores and 67 specialty stores, compared to 111 outlets and 49 specialty stores a year ago. Retail stores opened since December 31, 2001 contributed net revenue of $10,255 during the quarter ended December 31, 2002.

Net revenue in the Retail segment in the fourth quarter of fiscal year 2003 is expected to be level with to 5% below the same period in fiscal year 2002, with increases in net revenue from stores opened in Canada and Europe offset by lower volume in the U.S. stores due mainly to the planned specialty store closings.

Retail segment profits decreased $8,448, or 35.1%, from the third quarter of fiscal year 2002 to the third quarter of fiscal year 2003. As a percentage of segment revenue, Retail segment profits were 12.0% and 18.9% for the third quarter of fiscal years 2003 and 2002, respectively. Segment profits and segment profits as a percentage of segment revenue decreased from the third quarter of fiscal year 2002 to the third quarter of fiscal year 2003 principally due to operating losses in the Company’s U.S. specialty retail division. Since December 31, 2001, the Company opened 18 specialty stores. This expansion coincided with a downturn in mall traffic, an intensely promotional climate throughout apparel retailing and a difficult economic environment.

Revenue generated from the 38 U.S. specialty retail stores planned to be closed amounted to $10,298 and $12,002 during the three months ended December 31, 2002 and December 31, 2001, respectively. These stores generated an operating loss of $4,369 and $331 for the three-month periods ended December 31, 2002 and December 31, 2001, respectively.

Licensing Segment.  Licensing segment net revenue increased $4,596, or 17.9%, from the third quarter of fiscal year 2002 to the third quarter of fiscal year 2003. The increase was primarily due to higher royalty revenue, particularly in licenses for men’s dress shirts, small leather goods, intimate apparel, jewelry and watches, and an increase in the Company’s Far East buying offices revenue. New products introduced under licenses entered into during the third quarter of fiscal years 2003 and 2002 contributed a de minimus amount of revenue during those respective periods.

The Company expects Licensing segment net revenue for the fourth quarter of fiscal year 2003 to be 5% to 10% below the comparable period of fiscal year 2002.

Licensing segment profits increased by $5,362, or 37.4%, from the third quarter fiscal year 2002 to the third quarter of fiscal year 2003. As a percentage of segment revenue, Licensing segment profits were 64.9%, and 55.7% for the quarter ended December 31, 2002 and 2001, respectively. These increases were principally due to higher licensing royalties and an increase in revenue from the Company’s Far East buying offices.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001

Overview

The Company’s net revenue increased 1.0% to $1,390,068 during the first nine months of fiscal year 2003 compared to $1,376,923 in the same period of fiscal year 2002. The increase in net revenue was due to an increase in the Retail and Licensing segments offset, in part, by a decrease in the Wholesale segment. The Company’s net revenue during the first nine months of fiscal year 2003 in both the Wholesale and Retail segments benefited from the contribution of TH Europe, which, as noted above, the Company acquired on July 5, 2001. The fluctuations in net revenue in each of these segments were primarily volume related. Within the Retail segment, as further described below, an increase in the number of stores, offset partially by a decrease in sales at existing stores, resulted in the increased net revenue. Licensing segment revenue increased during the first nine months of fiscal year 2003 when compared to the same period in fiscal year 2002 due to higher royalty income on various licensed products. Within the Wholesale segment, a decline in revenue in the menswear component was partially offset by an increase in revenue in the women’s and childrenswear components. The fluctuations in revenue of each of the Company’s segments are further described below in the Segment Operations section. Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Nine Months Ended December 31,
	2002	2001	% Increase (Decrease)
Wholesale	$1,013,759	$1,031,799	(1.7)%
Retail	331,980	303,886	9.2%
Licensing	44,329	41,238	7.5%

Total	$1,390,068	$1,376,923	1.0%

Gross profit as a percentage of net revenue increased to 44.4% for the nine months ended December 31, 2002 from 43.0% in the corresponding period last year. The improvement in gross margin was due to an improvement in the gross margin of the Company’s Wholesale segment, as well as a higher contribution of the Retail segment, which generates a higher gross margin than the Company’s consolidated gross margin, to total net revenue. Gross margin in the Wholesale and Retail segments improved due to a higher contribution of TH Europe to each of the respective segments in the nine-month period ended December 31, 2002 as compared to the same period in fiscal year 2002. TH Europe generates a higher gross margin than the Company’s U.S. components. The current year’s gross profit was negatively impacted by $2,600 of the special charges related to inventory of the U.S. specialty division that were included in cost of goods sold. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses, before the special charges described above, for the first nine months of fiscal year 2003 increased to $468,974, or 33.7% of net revenue, from $460,993, or 33.5% of net revenue, in the corresponding period last year. This increase was mainly due to increased expenses in both the Wholesale and Retail segments, each due to expenses incurred by TH Europe to support its growth, as well as the inclusion of a full nine months results for TH Europe in fiscal year 2003 compared to only six months in the prior year. Additionally, fiscal year 2003 results include expenses associated with 21 stores opened since December 31, 2001. Partially offsetting these increases were the exclusion of amortization of goodwill and indefinite-lived intangible assets in the first nine months of fiscal year 2003 of approximately $24,400, concurrent with the adoption of SFAS 142 effective April 1, 2002, along with net savings due to reduced expenses in the Company’s corporate and U.S. wholesale divisions.

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its consolidated statements of operations. Shipping and handling costs approximated $39,087 and $35,025 for the nine months ended December 31, 2002 and 2001, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Interest and other expense increased to $34,907 in the first nine months of fiscal year 2003 from $29,447 in the corresponding period last year. The increase from the prior year period was due to the interest expense associated with the issuance in December 2001 of the 2031 Bonds and increased interest expense incurred by TH Europe during the current year as its business continues to grow. Partially offsetting this increase was the benefit of lower interest expense due to the repurchase of $87,409 principal amount of the 2003 Notes and the early retirement of $60,000 of bank term debt which were effected since the end of the third quarter of fiscal year 2002.

Interest income decreased from $8,064 in the nine-month period ended December 31, 2001 to $5,115 in the nine-month period ended December 31, 2002. The decrease from the prior-year period was due to lower interest rates earned on invested cash balances, offset in part by higher average invested cash balances. Weighted average interest rates earned on invested cash balances for the nine-month periods ended December 31, 2002 and 2001 were 1.62% and 3.31%, respectively.

The provision for income taxes, before non-recurring items, for the nine months of fiscal 2003 increased to 18.9% of income before taxes and the cumulative effect of the change in accounting principle, from 14.1% in the corresponding period last year. This increase was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company’s earnings are subject including changes in state taxation affecting the Company’s U.S. operations. The reported effective tax rate of 10.6% for the nine months reflects a deferred tax charge of $11,358 related to SFAS 142 offset by a benefit of approximately $31,000 associated with the special charges recorded in the third quarter of fiscal year 2003.

Segment Operations

Financial information for the Company’s reportable segments is as follows:

	Wholesale	Retail	Licensing	Total

Nine Months Ended December 31, 2002

Total segment net revenue	$1,013,759	$331,980	$91,695	$1,437,434
Segment profits	80,369	38,050	59,450	177,869
Segment profit %	7.9%	11.5%	64.8%	12.4%

Nine Months Ended December 31, 2001

Total segment net revenue	$1,031,799	$303,886	$83,137	$1,418,822
Segment profits	91,856	55,484	48,405	195,745
Segment profit %	8.9%	18.3%	58.2%	13.8%

Wholesale Segment.    Wholesale segment net revenue decreased by $18,040, or 1.7%, from the nine-month period ended December 31, 2001 to the nine-month period ended December 31, 2002. Within the Wholesale segment, net revenue by component was as follows:

	Nine Months Ended December 31,
	2002	2001	% Increase/ (Decrease)
Menswear	$398,117	$458,581	(13.2)%
Womenswear	406,221	374,020	8.6%
Childrenswear	209,421	199,198	5.1%

	$1,013,759	$1,031,799	(1.7)%

Within the menswear component in the U.S., a reduced level of consumer spending together with the loss of some market share to a variety of new competitors, and the promotional environment at retailers contributed to the decrease in net revenue. Partially offsetting this decrease were increases in the womenswear and childrenswear components. The womenswear component continued to benefit from the expansion of the Company’s women’s casual division, mainly due to the growth of the plus sizes line. Partially offsetting this increase was a decrease in net revenue of the junior jeans division. Each of the Wholesale components benefited from the inclusion of nine months of operations of TH Europe in fiscal 2003 as compared to six months in fiscal 2002.

Wholesale segment profits decreased by $11,487, or 12.5%, from the first nine months of fiscal year 2002 to the first nine months of fiscal year 2003. As a percentage of segment revenue, Wholesale segment profits were 7.9% and 8.9% for the first nine months of fiscal years 2003 and 2002, respectively. The decrease in Wholesale segment profits and segment profits as a percentage of net revenue were mainly due to the decrease in net revenue noted

above, as well as the inclusion of TH Europe’s first quarter results in the current year and not in the prior year. TH Europe’s net revenue in the first and third quarters of the fiscal year is seasonally low in relation to fixed overhead costs. Partially offsetting this decrease was an increase in gross margin percentage and a reduction in SG&A expenses in the U.S. wholesale business unit.

Retail Segment.    Retail segment net revenue increased $28,094, or 9.2%, from the first nine months of fiscal year 2002 to the first nine months of fiscal year 2003. The increase in the current period was due to an increase in the number of stores, offset in part by a decrease in sales at existing stores. Management believes that the decrease in sales at existing stores was due to reduced customer traffic and economic conditions in the United States. At December 31, 2002, the Company operated 181 retail stores, consisting of 114 outlet stores and 67 specialty stores, compared to 111 outlets and 49 specialty stores a year ago. Retail stores opened since December 31, 2001 contributed net revenue of $19,133 during the nine-month period ended December 31, 2002.

Retail segment profits decreased $17,434, or 31.4%, from the first nine months of fiscal year 2002 to the first nine months of fiscal year 2003. As a percentage of segment revenue, Retail segment profits were 11.5% and 18.3% for the first nine months of fiscal years 2003 and 2002, respectively. Segment profits and segment profits as a percentage of segment revenue decreased from the first nine months of fiscal year 2002 to the first nine months of fiscal year 2003 principally due to operating losses in the Company’s U.S. specialty retail division. Since December 31, 2001, the Company opened 18 specialty stores. This expansion coincided with a downturn in mall traffic, an intensely promotional climate throughout apparel retailing and an uncertain economic environment.

As discussed above, on October 30, 2002, the Company announced plans to close 38 of the Company’s 44 U.S. specialty retail stores, which the Company has begun to close in the fourth quarter of fiscal year 2003. Revenue from the 38 stores planned to be closed amounted to $26,766 and $22,790 during the nine months ended December 31, 2002 and December 31, 2001, respectively. These stores generated an operating loss of $11,571 and $2,507 for the nine-month periods ended December 31, 2002 and December 31, 2001, respectively.

Licensing Segment.    Licensing segment net revenue increased $8,558, or 10.3%, from the nine-month period ended December 31, 2001 to the nine-month period ended December 31, 2002. The increase was primarily due to higher royalty revenue, particularly in licenses for men’s leather goods, home furnishings, handbags and footwear both in the U.S. and in Europe. New products introduced under licenses entered into during the first nine months of fiscal years 2003 and 2002 contributed a de minimus amount of revenue during those respective periods.

Licensing segment profits increased by $11,045, or 22.8%, from the first nine months of fiscal year 2002 to the first nine months of fiscal year 2003. As a percentage of segment revenue, Licensing segment profits were 64.8%, and 58.2% for the first nine months of fiscal years 2003 and 2002, respectively. These increases were principally due to higher Licensing royalties and an increase in revenue from the Company’s Far East buying offices.

Forward Outlook

The Company believes that a reasonable estimate of diluted earnings per share in the fourth quarter of fiscal 2003 is $0.17. For the full fiscal year 2003, therefore, the Company expects diluted earnings per share to be approximately $1.25 before the cumulative effect of the change in accounting principle and the deferred tax charge recorded in the first quarter and before the special charges that were recorded in the third quarter as outlined above. These estimates assume an effective tax rate of approximately 20% in the fourth quarter of fiscal 2003. Including the effect of the adjustments listed above, the Company believes that a reasonable estimate of its annual net loss for fiscal year 2003 is approximately $4.24 per diluted share.

For fiscal year 2004, the Company currently expects net revenue to be below that of fiscal 2003 in the mid to high single digit percentage range, with comparable declines in both the first and second halves of the year. The Company also expects earnings per share of between $1.00 and $1.20 for the full fiscal year, comprising a range of $0.40 to $0.50 for the first half and $0.60 to $0.70 for the second half.

The Company believes that fiscal year 2004 capital expenditures will be between $70,000 to $75,000. The Company’s effective tax rate for fiscal year 2004 is expected to be approximately 25%, compared to approximately 20% for fiscal year 2003 before non-recurring items, as reduced operating profits in the United States limit the deductibility of interest expense.

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

The Company’s cash and cash equivalents balance increased $98,315 from $387,247 at March 31, 2002 to $485,562 at December 31, 2002. This increase was principally due to cash provided by operating activities. In the first nine months of fiscal year 2003, the Company generated net cash from operating activities of $216,902 consisting of $127,133 of net income before non-cash items, and $89,769 provided by changes in working capital, primarily a reduction in accounts receivable of $113,691, offset by an increase in inventory of $66,051. Cash used in investing activities related to capital expenditures of $56,978 which were made principally in support of the Company’s retail store openings, as well as expansion of the European business. Cash used in financing activities primarily related to the early retirement of $62,409 principal amount of the 2003 Notes, and a decrease in short-term borrowings under TH Europe’s credit facility partially offset by proceeds from the issuance of Ordinary Shares under the Company’s employee stock option program. A more detailed analysis of the changes in cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

As of December 31, 2002, the Company’s principal debt facilities consisted of $162,591 of the 2003 Notes, $200,000 of the 2008 Notes, $150,000 of the 2031 Bonds and the Credit Facility. The Notes were issued by TH USA and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

During the first nine months of fiscal year 2003, the Company repurchased $62,409 principal amount of the 2003 Notes in open market transactions. Cumulatively, through December 31, 2002, the Company has repurchased $87,409 of the $250,000 principal amount of 2003 Notes originally issued.

The Credit Facility, which was entered into on June 28, 2002 and which is guaranteed by THC, consists of an unsecured $300,000 TH USA three-year revolving credit facility, of which up to $175,000 may be used for direct borrowings. The revolving credit facility is available for letters of credit, working capital and other general corporate purposes. The Credit Facility replaced the $250,000 TH USA revolving credit facility which was scheduled to expire on March 31, 2003. As of December 31, 2002, $103,496 of the available borrowings under the Credit Facility had been used to open letters of credit, including $36,909 for inventory purchased that are included in current liabilities and $66,587 related to commitments to purchase inventory. There were no direct borrowings outstanding under the Credit Facility as of December 31, 2002.

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

The Company was in compliance with all covenants in respect of the Notes and the Credit Facility as of, and for the twelve-month period ended, December 31, 2002.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $105,000 at December 31, 2002, for working capital or trade financing purposes. In addition to short-term borrowings of $68,377, as of December 31, 2002, $28,223 of available borrowings under these facilities had been used to open letters of credit, including $1,373 for inventory purchased that is included in current liabilities and $26,850 related to commitments to purchase inventory. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 5.01% and 4.87% as of, and for the nine-month period ended, December 31, 2002, respectively.

The Company’s credit facilities provide for the issuance of letters of credit without restriction on cash balances.

The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay long-term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions. No interest rate hedging contracts were in place as of December 31, 2002.

The Company expects to fund its cash requirements for the balance of fiscal year 2003 and future years from available cash balances, internally generated funds and borrowings available under the Credit Facility. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

There were no significant committed capital expenditures at December 31, 2002. The Company expects fiscal year 2003 capital expenditures to be approximately $85,000. Existing cash may also be used to reduce debt.

Seasonality

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The Company’s Wholesale revenue, particularly from its European operations, is generally highest during the second and fourth fiscal quarters, while the Company’s Retail segment generally contributes its highest levels of revenue during the third fiscal quarter. As the timing of Wholesale product shipments and other events affecting the retail business may vary, results for any particular quarter might not be indicative of results for the full year.

Inflation

The Company believes that inflation has not had a material effect on its net revenue or profitability in recent years.

Exchange Rates

The Company receives United States dollars for approximately 84% of its product sales. Substantially all inventory purchases from contract manufacturers throughout the world are also denominated in United States dollars; however, purchase prices for the Company’s products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company’s cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company’s inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or anticipated cash flows. These include the purchase of inventory, capital expenditures and the collection of foreign royalty payments. The Company enters into forward contracts, generally with maturities of up to 15 months, to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. At December 31, 2002, the Company had contracts to exchange foreign currencies, principally the Japanese yen, the Canadian dollar, the euro and the Pound Sterling having a total notional amount of $33,621. The unrealized loss associated with these contracts at December 31, 2002 was $2,089. Gains or losses on such forward contracts are recognized in other comprehensive income on a mark-to-market basis and, ultimately, in earnings at the time the underlying hedge transaction is completed or recognized in earnings.

Recently Issued Accounting Standards

A discussion of the effects of recently issued accounting standards appears in Note 10 to the Condensed Consolidated Financial Statements in Item 1 above.

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

ITEM 1.    LEGAL PROCEEDINGS

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

11.    Computation of Net Income Per Ordinary Share

(b)	Reports on Form 8-K

During the quarter ended December 31, 2002, the Company did not file any Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Tommy Hilfiger Corporation

Date: February 5, 2003	By:	/S/ JOEL J. HOROWITZ
Joel J. Horowitz
Chief Executive Officer and President
Tommy Hilfiger Corporation

Date: February 5, 2003	By:	/S/ JOSEPH SCIROCCO
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

Date:  February 5, 2003

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

Date:  February 5, 2003

/S/ JOSEPH SCIROCCO
Joseph Scirocco
Chief Financial Officer, Senior Vice President and
Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

11.	Computation of Net Income Per Ordinary Share