Form 10-K
period 2003-03-31
HILFIGER TOMMY CORP
filed 2003-06-24
CIK 888747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 1-11226.

TOMMY HILFIGER CORPORATION

(Exact name of registrant as specified in its charter)

British Virgin Islands	98-0372112
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9/F, Novel Industrial Building, 850-870 Lai Chi Kok Road Cheung Sha Wan, Kowloon, Hong Kong	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 852-2216-0668

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, $.01 par value per share	New York Stock Exchange
Tommy Hilfiger U.S.A., Inc. 6.85% Notes due 2008	New York Stock Exchange
Tommy Hilfiger U.S.A., Inc. 9.00% Senior Bonds due 2031	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒     No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price on September 30, 2002: Ordinary Shares, $.01 Par Value – $804,978,732

The number of shares outstanding of the registrant’s stock as of May 31, 2003: Ordinary Shares, $.01 Par Value – 90,578,712 shares.

PART I

ITEM 1.    BUSINESS

General

Tommy Hilfiger Corporation (“THC” or the “Company”; unless the context indicates otherwise, all references to the “Company” include THC and its subsidiaries), through its subsidiaries, designs, sources and markets men’s and women’s sportswear, jeanswear and childrenswear under the Tommy Hilfiger trademarks. Through a range of strategic licensing agreements, the Company also offers a broad array of related apparel, accessories, footwear, fragrance and home furnishings. The Company’s products can be found in leading department and specialty stores throughout the United States, Canada, Europe, Mexico, Central and South America, Japan, Hong Kong and other countries in the Far East, as well as the Company’s own network of specialty and outlet stores in the United States, Canada and Europe. Tommy Hilfiger, the Company’s Honorary Chairman and Principal Designer, provides leadership and direction for the design process. The Company’s apparel is designed to combine classic American styling with unique details and fit to give time-honored basics a fresh and updated look for customers who desire high quality, designer clothes at competitive prices. THC was incorporated as an International Business Company in the British Virgin Islands (the “BVI”) in 1992 and is also registered and licensed as an external International Business Company in Barbados.

As of March 31, 2003, the Company was engaged in three reportable segments: Wholesale, Retail and Licensing. The Wholesale segment consists of the design and sourcing of men’s sportswear and jeanswear, women’s casualwear, junior jeanswear and childrenswear for wholesale distribution. The Retail segment reflects the operations of the Company’s outlet and specialty stores. The Licensing segment consists of the operations of licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying offices.

In the Wholesale segment, products are principally merchandised through the Company’s in-store shop and fixtured area program, whereby participating retailers set aside floor space highlighted by distinctive fixtures dedicated for the exclusive sale of the Company’s products by the retailer. In addition to continuing the in-store shop and fixtured area program, the Company plans to continue broadening its range of product offerings, both in-house and through licensing arrangements, and expanding its channels of distribution. Since 1992, the Company has extended its apparel offering to include women’s sportswear, men’s and women’s jeanswear and childrenswear. Through a range of strategic licensing agreements, the Company also offers a broad array of related apparel, accessories, footwear, fragrances and home products. See “—Merchandising Strategies—Licensing and Distributorships.”

As of March 31, 2003, the Company operated 166 stores, including 20 stores in Europe and 19 stores in Canada. See “—Merchandising Strategies—Retailing.”

Merchandising Strategies

The Company generally organizes its apparel collections, including products produced under licensing arrangements, into three primary product lines: Core, Core Plus and Fashion.

Wholesale

Core.    The Core line is comprised of the Company’s seasonless, or very basic, products all in classic solid colors. Core items are made available for sale by the Company throughout the year and, therefore, generally are kept in stock by the Company. Since Core items are seasonless, they do not have fixed selling periods and, therefore, retailers’ inventories of Core products tend to be maintained throughout the year and reordered as necessary. The Company receives orders from its large customers for Core products on an electronic data interchange (“EDI”) system, which expedites reorders. See “Management Information Systems.”

Core Plus.    The Core Plus line is comprised of a broad selection of seasonal “basics” which are derived from Core but offer a greater variety of fabrics, colors and patterns, such as stripes and plaids. The Core Plus line also incorporates certain Fashion products that had previously been successful at retail. The Company sells four different seasonal groups of Core Plus products each year. As compared to Fashion items, Core Plus items provide the retailer with longer selling periods at regular prices. Because Core Plus is a broader product category than Fashion, with a longer regular-price selling period, the Company’s shipping deadlines are more flexible and the Company may be able to place reorders when demand is high.

Fashion.    The Fashion line represents the most updated component of the Company’s product line. Fashion items consist of a group of product classifications coordinated around a seasonal theme. The Company offers Fashion products under at least two themes per season, thereby creating a flow of new merchandise in the marketplace.

Retailing

The Company believes its outlet store business has positioned it to take advantage of an important segment of the retail apparel industry that appeals to customers’ value orientation and provides the Company with an additional channel of distribution. The Company stocks its outlet stores with first-quality products manufactured specifically for its outlet stores’ customers and, to a small degree, with out-of-season products. The Company’s outlet stores are located primarily in major outlet centers in the United States, Canada and Europe.

The Company also operates specialty stores in selected locations in the United States, Canada and Europe. The Specialty retail store formats provide the Company a single format in which to showcase the image of the Tommy Hilfiger brand, while featuring a broad array of the Company’s products, including licensed products.

The following is a summary of the Company’s retail stores by type and geographic location as of March 31, 2003:

	Outlet	Specialty	Total
United States	101	26	127
Canada	5	14	19
Europe	9	11	20

Total	115	51	166

The above table excludes Tommy Hilfiger stores operated by franchisees. The Company currently plans to add approximately 17 outlet stores and 7 specialty stores, on a worldwide basis, by March 31, 2004. Planned store openings in the U.S. consist of 13 outlet stores. The remaining 4 outlet and 7 specialty stores are planned to be opened in Europe and Canada.

The above table includes 19 U.S. specialty stores that the Company closed in April, 2003, as previously announced. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Items Affecting Comparability.”

Licensing and Distributorships

In connection with the Company’s business strategy of expanding its market penetration through product line and geographic expansion, the Company considers entering into licensing and distribution agreements with respect to certain products and geographic regions if the Company believes such arrangements provide more effective manufacturing, distribution and marketing of such products than could be achieved in-house. The Company continually pursues new opportunities in product categories which are believed to be complementary to its existing product lines, as well as opportunities for geographic expansion through licenses and distributorships to enhance its international presence.

As shown in the table below, the Company offers numerous products through license arrangements with companies which are among the industry leaders in their respective categories and has several strategic geographic licenses and distributorships:

Product Category	Licensee	Available at Retail*
Men's socks	Mountain High Hosiery, Inc.	Holiday 1992
Men's neckwear	Superba, Inc.	Father's Day 1993
Men's belts, small leather goods and jewelry	Swank, Inc.	Fall 1993
Men's suits, sport coats, dress slacks, top coats, formal wear	Hartmarx Corporation	Fall 1994
Men's dress shirts	Oxford Industries, Inc.	Fall 1994
Men's fragrance	Aramis, Inc. (Estee Lauder)	Father's Day 1995
Men's tailored clothing (Canada)	Empire Clothing Manufacturing Co., Inc.	Fall 1995
Men's robes and sleepwear	Russell-Newman, Inc.	Holiday 1995
Men's golfwear	Oxford Industries, Inc.	Holiday 1995
Men's eyewear	Viva Optique, Inc.	Fall 1996
Women's fragrance	Aramis, Inc. (Estee Lauder)	Fall 1996
Men's footwear	The Stride Rite Corporation	Spring 1997
Children's socks	Mountain High Hosiery, Inc.	Spring 1997
Boy's blazers	Astro Apparel, Inc. (formally Alperin, Inc.)	Spring 1997
Men's sunglasses	Viva Optique, Inc.	Fall 1997
Children's footwear	The Stride Rite Corporation	Fall 1997
Boy's neckwear	Superba, Inc.	Holiday 1997
Linens, bedding and bath products	Revman Industries, Inc.	Summer 1998
Women's footwear	The Stride Rite Corporation	Holiday 1998
Women's robes and sleepwear	Russell-Newman, Inc.	Holiday 1998
Women's sunglasses	Viva Optique, Inc.	Holiday 1998
Women's socks	Mountain High Hosiery, Inc.	Holiday 1998
Bath & body products	Aramis, Inc. (Estee Lauder)	Spring 1999
Women's handbags, belts, small leather goods and sportbags	Tommy Hilfiger Handbags & Small Leather Goods, Inc. (Broad Gain Investments Limited)	Fall 1999
Men's tailored clothing (Europe)	Strellson AG	Fall 1999
Cosmetics	Aramis, Inc. (Estee Lauder)	Fall 1999
Children's sunglasses	Viva Optique, Inc.	Fall 1999
Women's eyewear	Viva Optique, Inc.	Spring 2000
Children's eyewear	Viva Optique, Inc.	Spring 2000
Women's jewelry	Victoria & Co. Ltd. (Jones Apparel Group, Inc.)	Spring 2000
Women's intimate apparel	Bestform Inc. (VF Corporation)	Fall 2000
Women's golfwear	Oxford Industries, Inc.	Holiday 2000
Men's and women's watches	Movado Group, Inc.	Spring 2001
Women's swimwear	Jantzen, Inc. (Perry Ellis International, Inc.)	Spring 2001
Men's and Women's footwear (Europe)	Tommy Hilfiger Footwear Europe GmbH (Hamm Shoe & Accessories Company GmbH & Co. KG)	Spring 2002
Men's socks (Europe)	Croenert Italiana SpA / C.C. Croenert Creazioni Gmbh	Fall 2002
Women's socks and tights (Europe)	Croenert Italiana SpA / C.C. Croenert Creazioni Gmbh	Fall 2002
Children's socks and Girl's tights (Europe)	Croenert Italiana SpA / C.C. Croenert Creazioni Gmbh	Fall 2002
Infant and Toddler booties (Europe)	Croenert Italiana SpA / C.C. Croenert Creazioni Gmbh	Fall 2002
Men's leather outerwear	Winlit Group Ltd.	Summer 2003

Geographic Territory	Licensee/Distributor	Available at Retail
Central and South America	American Sportswear S.A.	1989
Japan	T.H.M.J. Inc.	1991
Mexico	Baseco SA de CV	1995
Asia-Pacific	TH Asia-Pacific Ltd.	1998
Australia	Tommy Hilfiger Australia PTY Ltd.	2003
Korea	SK Global Co. Ltd.	2003
India	GVM International Ltd.	2004

*	Date reflects season when product category first became available at Retail.

In addition to a royalty payment or license fee, all of the Company’s licensees and distributors are required to contribute to the advertisement and promotion of Tommy Hilfiger products on the basis of a percentage of their net sales of Tommy Hilfiger products or a percentage of their net purchases of Tommy Hilfiger products through the Company’s buying offices (depending on the terms of the license or distributorship agreement), generally subject to minimum amounts.

Design

Tommy Hilfiger, the Company’s Honorary Chairman and Principal Designer, provides leadership and direction for the design process. Designers are selected on the basis of their understanding of the retail industry and their ability to understand what consumers desire and which designs are most likely to be commercially viable. Design teams are responsible for separate product classifications. In addition, the Company has senior designers, whose responsibility is to coordinate the design teams. Design teams utilize computer aided design stations, which provide timely translation of designs into sample depictions varying in color, cut and style. The speed of production and breadth of the resulting output assist the Company in selecting desirable designs for the sourcing and research and development staffs to assess.

Research and Development

The Company employs a centralized production department whose primary functions are to identify ways to develop new designs and products more efficiently, and to identify new and more cost-effective sourcing methods. In addition, the production department researches and identifies new sources for both fabrics and manufacturing worldwide in order to control or reduce manufacturing costs while maintaining the Company’s quality standards.

Wholesale Sales and Marketing

Tommy Hilfiger products are sold throughout the United States in major department and specialty retail store locations. The Company’s department store customers include major United States retailers such as Dillard Department Stores, Federated Department Stores (including Macy’s, Rich’s, Bloomingdale’s and Burdines), May Department Stores (including Lord & Taylor, Hecht’s and Foley’s), Belk Stores, Saks, Inc. (including Carson Pirie Scott, Proffitt’s and Younkers) and Marshall Fields (Target Corporation). The Company believes that its relationships with major retailers, including the active sales involvement of the Company’s senior management, are important elements of its marketing strategy. The Company’s strategy is to continue to maintain and, where demand warrants, to selectively expand its United States in-store shop and fixtured area program, expand its product lines and market to new customers worldwide.

In Europe and Canada, the Company’s wholesale sales are more broadly distributed, as the customer base is comprised principally of independent specialty retail stores. Further, TH Europe utilizes third party distributors for sales in select countries such as Italy, Portugal, Turkey, Greece, Norway and Israel. In addition, TH Europe has arrangements with third parties that own and operate franchise retail stores in select locations.

An important feature of the Company’s sales and marketing strategy is its in-store shop and fixtured area program, whereby participating retailers set aside floor space highlighted by distinctive fixtures dedicated for exclusive sale of the Company’s products by the retailer. This program enables the retailer to create an environment consistent with the Company’s image and to display and stock a greater volume of the Company’s products per square foot of retail space. Such shops and fixtured areas encourage longer-term commitment by the retailer to the Company’s products, including the retailer’s provision of upgraded staffing. These shops and fixtured areas are also believed to increase consumer product recognition and loyalty because of the retail customer’s familiarity with the location of the Company’s products in the store.

The Company’s marketing campaigns are developed and directed principally from its executive offices in New York and Amsterdam. Additionally, the Company maintains regional showroom facilities and sales offices in major cities throughout the U.S. and Europe.

The Company employs an extensive staff of merchandise coordinators located throughout the United States. These merchandisers educate the retailers’ salespeople about the Company’s current products, provide the Company with first-hand consumer feedback concerning consumer reaction to the Company’s products and coordinate the in-store displays with the department stores. In addition to the coordinator program, the Company also conducts a training program for the department stores’ Tommy Hilfiger selling specialists. The program is designed to educate specialists on the Company’s image and merchandising standards and to promote the development and servicing of clientele. The program also educates specialists in customer assistance and advice, including merchandise selection and the coordination of complete outfits of Tommy Hilfiger products.

The Company sells substantially all its out-of-season products to certain discount retailers. The net revenue from such sales represented less than 15% of the Company’s total net revenue for each of the last three fiscal years.

Advertising, Public Relations and Promotion

The Company believes that advertising to promote and enhance the Tommy Hilfiger brand and the image of Tommy Hilfiger products is important to its long-term growth strategy. All of the Company’s licensees and distributors are required to contribute to the advertisement and promotion of Tommy Hilfiger products a percentage of their net sales of Tommy Hilfiger products or a percentage of their net purchases of Tommy Hilfiger products through the Company’s buying offices (depending on the terms of the license or distributorship agreement), generally subject to minimum amounts. Advertising by the Company, its licensees and most of its distributors is coordinated by the Company and principally appears in magazines, newspapers, and outdoor advertising media. In addition, selected personal appearances by Tommy Hilfiger, corporate sponsorships and charitable programs are utilized to further enhance awareness of the Company’s image and promote the Company’s products. The Company employs an advertising and public relations staff to implement these efforts.

In December 1999, the Company’s website, tommy.com, was launched as a marketing vehicle to complement the ongoing development of the Tommy Hilfiger lifestyle brand. It is designed to strengthen the Company’s relationship with customers, with the added benefit of driving traffic and sales in the Company’s existing retail venues.

Sourcing

The Company’s sourcing strategy is to contract for the manufacture of its products. Outsourcing allows the Company to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory buildups and the costs of managing a large production work force. The Company inspects products manufactured by contractors to determine whether they meet the Company’s standards. See “Quality Control.”

The Company imports most of its finished goods because it believes it can import higher quality products at lower costs than could be achieved domestically. Management maintains extensive and long-term relationships with leading manufacturers principally located in the United States, Mexico and Asia. Production in NAFTA countries (the U.S., Mexico and Canada) amounts to approximately 26% of the cost of products purchased annually. Other than NAFTA countries, no country from which the Company imports accounts for more than 10% of the total cost of products purchased annually. The Company monitors duty, tariff and quota-related developments and geopolitical conditions and continually seeks to minimize its potential exposure to these risks through, among other measures, geographical diversification of its manufacturing sources, the maintenance of its buying offices in Hong Kong, India and the United States, allocation of production to merchandise categories where more quota is available and shifts of production among countries and manufacturers. The Company has also established a Code of Conduct for labor standards and factory conditions in its contract manufacturing facilities. A program to monitor compliance with the Code is administered by an outside law firm. Through the law firm, the Company has been working with a third-party auditor, Verité, an internationally recognized, not-for-profit firm, since 1997. During this time, Verité has audited more than 475 factories in 46 countries where Tommy Hilfiger goods have been produced.

The Company’s production and sourcing staff oversee all aspects of apparel manufacturing and production, the negotiation for raw materials and research and development of new products and sources. The Company’s buying offices perform product development, sourcing, production scheduling and quality control functions. In addition, the Company contracts with various buying subagents that perform similar services for the Company and its licensees and geographic distributors, for specified commissions.

The Company has its products manufactured according to plans prepared each year which reflect prior years’ experience, current fashion trends, economic conditions and management estimates of a line’s performance. In certain cases, the Company separately negotiates with suppliers for the purchase of required raw materials by its contractors in accordance with the Company’s specifications. The Company limits its exposure to holding excess inventory by committing to purchase a portion of total projected demand and the Company, in its experience, has been able to satisfy its excess demand through reorders. The Company believes that its policy of limiting its commitments for purchases early in the season reduces its exposure to excess inventory.

Quality Control

The Company’s quality control program is designed to ensure that purchased goods meet the Company’s standards. The Company inspects prototypes of each product prior to cutting by the contractors and performs two in-line inspections and a final inspection prior to shipment. All finished goods are shipped to, and re-inspected at, the Company’s New Jersey facilities for U.S. distribution, its Montreal facility for Canadian distribution, or its Tegelen facility for European distribution. While the Company’s return policy permits customers to return defective products for credit, less than 1% of the Company’s shipments in fiscal 2003 were returned as defective under this policy.

Management Information Systems

The Company believes that high levels of automation and technology are essential to maintain its competitive position and the Company continues to invest in computer hardware, systems applications and networks to enhance and to speed the apparel design process, to support the sale and distribution of products to its customers and to improve the integration and efficiency of its operations. The Company utilizes computer-aided design stations for use by the design teams, which provide timely translations of designs into sample depictions varying in color, cut and style. The Company also uses an EDI system to receive on-line orders from its customers and a related electronic method to accumulate sales information on its products. This technology enables the Company to provide valuable sales information and inventory maintenance information services to its customers who have adopted such technology. The Company’s 10 largest customers communicate with the Company through EDI technology.

Distribution

In the United States, wholesale and retail distribution currently occurs at three major New Jersey facilities (located in Dayton, Cranbury and Secaucus) which average approximately 370,000 square feet. The facilities are operated by the Company and principally staffed by an independent contractor who charges the Company on the basis of the number of items processed, with stipulated hourly fees for special services, authorized overtime, transfers of inventory, etc. The Company maintains its distribution management group and certain administrative functions at its New Jersey facilities.

The Company’s Canadian distribution is processed through a 174,000 square foot facility located in Montreal, Quebec.

TH Europe’s main distribution facility is a 224,000 square foot facility in Tegelen, The Netherlands. TH Europe also operates four other facilities totaling approximately 149,000 square feet.

Credit and Collection

The Company owns all of its customer accounts receivable and collects the majority of its receivables from U.S. customers through a credit company subsidiary of a large financial institution pursuant to an agreement whereby the credit company pays the Company after the credit company receives payment from the Company’s customer. The credit company establishes maximum credit limits for each customer account. If the receivable becomes 120 days past due, or the customer becomes bankrupt or insolvent, the full amount of the receivable is reimbursable by the credit company. The Company has a similar arrangement with another large financial institution for credit services to its Canadian subsidiary. TH Europe has an agreement with a European credit insurance company from whom it obtains credit insurance on an individual customer basis. At March 31, 2003, approximately 75% of TH Europe’s total receivables were covered by credit insurance, bank guarantees or other means. In all cases the Company believes that the credit risk associated with such financial institutions is minimal.

The Company also grants credit directly to certain select customers in the normal course of business without participation by a credit company. In such cases the Company monitors its credit exposure limits to avoid any significant concentration of risk.

Bad debts as a percentage of net sales were less than 0.1% in each of the Company’s last three fiscal years.

Trademarks

The Company owns and utilizes the following principal trademarks: TOMMY HILFIGER®, TOMMY JEANS®, TOMMY®, TOMMY GIRL®, HILFIGER ATHLETICS®, TH®, TOMMY SPORT™ and TOMMY.COM®, the distinctive flag logo, crest design and green eyelet device, and the signature tartan design and Ithaca striping. Tommy Hilfiger Licensing, Inc., a subsidiary of THC (“THLI”), has registered or applied for registration of these and other trademarks for use in the United States and in numerous countries worldwide, including, inter alia, in Canada, Europe, Asia, and South and Central America (collectively, the “Trademarks”). The Company regards the Trademarks and its other proprietary intellectual property rights as valuable assets in the marketing of its products and of the brand. THLI is a party to an agreement with Mr. Hilfiger that restricts, without Mr. Hilfiger’s consent, (i) the sale, lease, license or other conveyance of the Trademarks, (ii) the amendment of the license agreement between THLI and Tommy Hilfiger U.S.A., Inc., a subsidiary of THC (“TH USA”), or (iii) the creation of any lien on the Trademarks, until Mr. Hilfiger’s death or until termination of Mr. Hilfiger’s employment with TH USA without the consent of TH USA.

Backlog

The Company generally receives orders approximately three to five months prior to the time the products are delivered to stores. Thus, at March 31, 2003, the Company’s backlog of orders represents a significant portion of the Company’s expected sales through September 30, 2003. At March 31, 2003, the Company’s backlog of orders, was approximately $736 million, compared to approximately $754 million at March 31, 2002. The Company’s backlog depends upon a number of factors, including the timing of “market weeks” during which a significant percentage of the Company’s orders are received and the timing of shipments. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or net revenue realized from such shipments. The Company has provided its outlook for fiscal 2004 net revenue in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Outlook” in Item 7.

Reports

The Company makes available, free of charge through its website, www.tommy.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Employees

At March 31, 2003, the Company had approximately 3,100 full-time employees and 2,300 part-time employees. Virtually all of the Company’s part-time employees were employed in the Company’s retail stores. None of the Company’s employees is a member of a union. The Company considers its relations with its employees to be excellent.

Risk Factors

Competition

The apparel industry is highly competitive. The Company competes with numerous domestic and foreign designers, brands and manufacturers of apparel, accessories and other products, some of which may be significantly larger and have greater resources, than the Company. Management believes that the Company’s ability to compete effectively depends upon its continued flexibility in responding to market demand and its ability to offer fashion conscious consumers a wide variety of high quality apparel at competitive prices.

Changes in Fashion Trends

The Company believes that its success depends in substantial part on its ability to anticipate, gauge and respond to changing consumer demand and fashion trends in a timely manner. The Company attempts to minimize the risk of changing fashion trends and product acceptance by closely monitoring retail sales trends. However, if fashion trends shift away from the Company’s products, or if the Company otherwise misjudges the market for its product lines, it may be faced with a significant amount of unsold finished goods inventory or other conditions which could have a material adverse effect on the Company.

Uncertainties in Apparel Retailing

The apparel industry historically has been subject to substantial cyclical variations, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on the Company’s results of operations. While various retailers, including some of the Company’s customers, experienced financial difficulties in the past three years which increased the risk of extending credit to such retailers, the Company’s bad debt experience has been limited. Under the Company’s current credit and collection arrangements, the bankruptcy of a customer which continued to operate and carry the Company’s products should not have a material adverse effect on the Company. However, financial problems of a retailer could cause the Company’s credit company to limit the amount of receivables of such retailer that the Company may assign to the credit company, which may cause the Company to curtail business with such retailer or require the Company to assume more credit risk relating to such customer’s receivables.

Dependence on Customers Under Common Control

The Company’s department store customers include major United States retailers, certain of which are under common ownership. When considered together as a group under common ownership, sales to the department store customers which were owned by Dillard Department Stores, Federated Department Stores and May Department Stores accounted for approximately 13%, 10% and 10%, respectively, of the Company’s fiscal 2003 consolidated net revenue. A decision by the controlling owner of a group of department stores to decrease the amount purchased from the Company or to cease carrying the Company’s products could have a material adverse effect on the Company.

Sourcing

The Company does not own or operate any manufacturing facilities and is therefore dependent upon third parties for the manufacture of all of its products. The inability of a manufacturer to ship orders of the Company’s products in a timely manner, including as a result of local financial market disruption which could impair the ability of such suppliers to finance their operations, or to meet quality standards, could cause the Company to miss the delivery date requirements of its customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on the Company’s financial condition and results of operations. In addition, travel restrictions arising due to health concerns or other factors could limit the Company’s ability to select and monitor its suppliers, which could have an adverse effect on the Company’s quality standards and ability to meet customer orders. The Company has no long-term formal arrangements with any of its suppliers and historically has experienced only limited difficulty in satisfying its raw material and finished goods requirements. Although the Company believes it could replace such suppliers without a material adverse effect on the Company, there can be no assurance that such suppliers could be replaced in a timely manner, and the loss of such suppliers could have a material adverse effect on the Company’s short-term operating results.

Tax Matters

THC was incorporated in 1992 as an International Business Company in the BVI and is also registered and licensed as an external International Business Company in Barbados, where it has established residency for tax purposes. In addition, certain of THC’s non-United States subsidiaries are incorporated in the BVI and other countries and are subject to taxation in those or other countries where the applicable statutory tax rates are substantially lower than those applicable to the Company’s United States subsidiaries. As a result, the Company’s overall effective tax rate is materially affected by the relative level of earnings in the various taxing jurisdictions to which the Company’s earnings are subject.

As a tax resident of Barbados, THC is entitled to the benefits of an income tax treaty between Barbados and the United States. The Company has in the past and continues to conduct its operations in a manner that it believes is in full compliance with the requirements of the treaty, as well as other applicable tax laws. Nevertheless, recent legislative proposals in the United States have focused on the taxation of United States subsidiaries of non-United States corporations. Changes in tax rules incorporated in treaties, the Internal Revenue Code, regulations or other authorities may occur which could materially increase the Company’s tax payments and reduce its net income and cash flow.

The Company’s effective tax rate has been and is expected to continue to be a major factor in the determination of the Company’s profitability and cash flow. As such, a significant shift in the relative sources of the Company’s earnings, or changes in tax rules or interpretations, could have a material adverse effect on the Company’s results of operations and cash flow.

International Operations

Our ability to conduct business and capitalize on growth opportunities in international markets is subject to risks associated with international operations, including, the burdens of complying with a variety of foreign laws and regulations, unexpected changes in regulatory requirements and new tariffs, taxes or other barriers to some international markets.

We are also subject to general political and economic risks in connection with our international operations, including, political instability, changes in diplomatic and trade relationships and general economic or currency fluctuations in specific countries or markets.

We cannot predict whether quotas, duties, taxes or other similar restrictions will be imposed by the United States, the European Union or other countries upon the import or export of our products in the future, or the effect any of these actions would have on our business, financial condition or results of operations. Changes in regulatory, geopolitical policies and other factors may adversely affect our business in the future or may require us to modify our current business practices.

Impact of Potential Future Acquisitions

From time to time, the Company has pursued, and may continue to pursue, acquisitions. For example, during the fiscal year ended March 31, 2002, the Company acquired TH Europe for a purchase price of $200,000,000 plus acquisition related costs of $6,789,000 and assumed debt of $42,629,000, funded using available cash. Additionally, in May, 2003, the Company announced that it plans to seek acquisitions to further diversify its revenue and earnings base. If one or more acquisitions results in the Company becoming substantially more leveraged on a consolidated basis, the Company’s flexibility in responding to changes in economic, business or market conditions may be adversely affected. The Company’s pursuit of acquisitions may be constrained by Mr. Hilfiger’s employment agreement with the Company, which provides in part that TH USA and its subsidiaries cannot enter into any line of business without the consent of Mr. Hilfiger if he shall reasonably determine that such line of business would be detrimental to the Tommy Hilfiger trademarks.

ITEM 2.    PROPERTIES

The principal executive offices of THC are located at 9/F, Novel Industrial Building, 850-870 Lai Chi Kok Road, Cheung Sha Wan, Kowloon, Hong Kong. TH USA’s principal executive offices are located at 25 West 39th Street, New York, New York 10018.

The general location, use, ownership status and approximate size of the principal properties which the Company currently occupies are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
Hong Kong	Executive offices and principal buying office of THC	Leased	48,000
New York, New York	USA headquarters, sales offices and showrooms	Owned	170,000
New York, New York	Design, production and administrative offices	Owned	115,000
Dayton, New Jersey	Warehouse distribution and administrative offices	Leased	360,000
Secaucus, New Jersey	Warehouse distribution and administrative offices	Leased	324,000
Cranbury, New Jersey	Warehouse distribution and administrative offices	Leased	443,000
Montreal, Quebec	Warehouse distribution, sales and administrative offices
	offices and showrooms	Leased	174,000
Amsterdam, The Netherlands	TH Europe headquarters	Leased	48,000
Tegelen, The Netherlands	Principal warehouse distribution	Leased	224,000

A table summarizing the Company’s retail stores, all of which are leased, by type and geographic location as of March 31, 2003 is presented under “Business—Merchandising Strategies—Retailing” in Item 1. The Company’s outlet and specialty stores average approximately 5,500 and 5,900 square feet, respectively.

ITEM 3.    LEGAL PROCEEDINGS

Saipan Litigation.    On January 13, 1999, two actions were filed against the Company and other garment manufacturers and retailers asserting claims that garment factories located on the island of Saipan engaged in unlawful practices relating to the recruitment and employment of foreign workers. One action, brought in San Francisco Superior Court, was filed by a union and three public interest groups alleging unfair competition and false advertising. The other, an action seeking class action status filed in Federal Court for the Central District of California and subsequently transferred to the Federal Court in Saipan, was brought on behalf of an alleged class consisting of the Saipanese factory workers. The Company has entered into settlement agreements with the plaintiffs in both actions. As part of these agreements, the Company specifically denies any wrongdoing or liability with regard to the claims made in the actions. The settlement provides for a monetary payment, in an amount that is not material to the Company’s financial position, results of operations or cash flows, to a class of plaintiffs in the Federal action. On April 23, 2003, the Court issued an order and final judgment approving the settlement and dismissing the actions with prejudice.

The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their businesses. In the opinion of the Company’s management, based on advice of counsel, the resolution of these matters will not have a material effect on its financial position, its results of operations or its cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED MATTERS

THC’s Ordinary Shares, par value $0.01 per share (the “Ordinary Shares”), are listed and traded on the New York Stock Exchange under the symbol “TOM.” As of May 31, 2003, there were approximately 1,500 record holders of the outstanding Ordinary Shares.

The following table sets forth, for each of the periods indicated, the high and low sales prices per Ordinary Share as reported on the New York Stock Exchange Composite Tape.

	High	Low
Fiscal Year ended March 31, 2003
Fourth Quarter	$7.44	$5.61
Third Quarter	9.66	6.10
Second Quarter	14.88	8.90
First Quarter	16.65	13.22
Fiscal Year ended March 31, 2002
Fourth Quarter	$16.06	$11.20
Third Quarter	14.90	8.35
Second Quarter	14.60	8.46
First Quarter	15.65	10.05

THC has not paid any cash dividends since its IPO in 1992, and has no current plans to pay cash dividends. Future dividend policy will depend on the Company’s earnings, capital requirements, financial condition, restrictions imposed by agreements governing indebtedness of THC and its subsidiaries, availability of dividends from subsidiaries, receipt of funds in connection with repayment of loans to subsidiaries or advances from operating subsidiaries, tax laws and other factors considered relevant by the Board of Directors of THC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 for a description of certain restrictions on the ability of subsidiaries of THC to pay dividends.

Equity Compensation Plan Information

The following table sets forth information regarding the Company’s equity compensation plans as of March 31, 2003.

Plan Category(1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (2)	5,310,236	13.91	1,992,727
Equity Compensation Plans Not Approved by Security Holders (3)	2,883,936	20.99	0

Total	8,194,172	16.40	1,992,727

(1)	For descriptions of the Company’s equity compensation plans, see Note 14 to the Consolidated Financial Statements in Item 8 and “Executive Compensation—Stock-Based Plans” in Item 11.
(2)	Includes the 1992 Stock Incentive Plans (except as described in footnote 3), the 2001 Stock Incentive Plan and the Directors Option Plan (all as defined under “Executive Compensation—Stock-Based Plans” in Item 11).
(3)	Securities included in this category are attributable solely to certain increases in the number of Ordinary Shares authorized and reserved for issuance under the 1992 Stock Incentive Plans that were not approved by the Company’s shareholders.

ITEM 6.     SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The following selected financial data have been derived from the Company’s Consolidated Financial Statements. The information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto that appear elsewhere in this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal Year Ended March 31,
	2003(1)	2002(2)	2001	2000(3)	1999(4)
		(in thousands, except per share amounts)
Statement of Operations Data:
Net revenue	$1,888,055	$1,876,721	$1,880,935	$1,977,180	$1,637,073
Cost of goods sold	1,058,356	1,073,089	1,116,321	1,103,582	872,607

Gross profit	829,699	803,632	764,614	873,598	764,466
Total operating expenses	858,875	617,903	567,194	618,099	484,185

Income (loss) from operations	(29,176)	185,729	197,420	255,499	280,281
Interest and other expense	46,976	41,177	41,412	41,024	39,525
Interest income	6,717	10,062	17,450	13,056	5,615

Income (loss) before income taxes and cumulative effect of change in accounting principle	(69,435)	154,614	173,458	227,531	246,371
Provision for income taxes	14,144	20,069	42,497	55,173	72,654

Income (loss) before cumulative effect of change in accounting principle	(83,579)	134,545	130,961	172,358	173,717
Cumulative effect of change in accounting principle	(430,026)	—	—	—	—

Net income (loss)	$(513,605)	$134,545	$130,961	$172,358	$173,717

Basic earnings (loss) per share	$(5.68)	$1.50	$1.44	$1.82	$1.88

Weighted average shares outstanding	90,387	89,430	91,239	94,662	92,264

Diluted earnings (loss) per share	$(5.68)	$1.49	$1.43	$1.80	$1.86

Weighted average shares and share equivalents outstanding	90,387	90,000	91,534	95,632	93,376

	As of March 31,
	2003(1)	2002(2)	2001	2000(3)	1999(4)
Balance Sheet Data:			(in thousands)
Cash and cash equivalents	$420,826	$387,247	$318,431	$309,397	$241,950
Working capital	502,510	591,191	591,376	537,765	443,006
Total assets	2,028,151	2,594,451	2,342,556	2,381,521	2,206,620
Short-term borrowings, including current portion of long-term debt	171,246	63,447	50,000	50,523	41,234
Long-term debt	350,280	575,287	529,495	579,370	609,245
Shareholders' equity	1,043,375	1,497,462	1,348,593	1,277,714	1,092,249

(1)	Fiscal year 2003 results include a $430,026 cumulative effect of a change in accounting principle for the adoption, on April 1, 2003, of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and a related deferred tax charge of $11,358. In fiscal year 2003, the Company benefited by approximately $32,000 from the non-amortization of goodwill and indefinite lived intangibles under SFAS 142. Results also included a goodwill impairment charge of $150,612 and special charges of $78,186, of which $2,600 was included in cost of goods sold, related to the closure of 37 U.S. specialty stores.
(2)	Reflects the acquisition in July 2001 of the Company’s European licensee, TH Europe.
(3)	Fiscal 2000 results included special charges of $62,153, of which $11,700 was included in cost of goods sold, principally related to the following: a redirection of the Company’s full-price retail store program, which includes the closure of its flagship stores in Beverly Hills, California and London, England; the postponement of the launch of a new women’s dress-up division; and the consolidation of the junior sportswear and junior jeans divisions.
(4)	Reflects the acquisition in May 1998 of the Company’s licensees, Pepe Jeans USA, Inc. (“Pepe USA”) and Tommy Hilfiger Canada Inc. Selling, general and administrative expenses in fiscal 1999 included special acquisition-related charges of $19,800.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

General

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes thereto in Item 8. All references to years relate to the fiscal year ended March 31 of such year.

Results of Operations

The following table sets forth the Consolidated Statements of Operations data as a percentage of net revenue.

	Fiscal Year Ended March 31,
	2003	2002	2001
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	56.1	57.2	59.3

Gross profit	43.9	42.8	40.7
Depreciation and amortization	4.6	6.1	5.7
Other SG&A expenses	28.9	26.8	24.5

Operating expenses before goodwill impairment and special charges	33.5	32.9	30.2
Goodwill impairment	7.9	—	—
Special charges	4.0	—	—

Total operating expenses	45.4	32.9	30.2

Income (loss) from operations	(1.5)	9.9	10.5
Interest expense, net	2.1	1.7	1.3

Income (loss) before income taxes and cumulative effect of change in accounting principle	(3.6)	8.2	9.2
Provision for income taxes	0.8	1.0	2.2

Income (loss) before cumulative effect of change in accounting principle	(4.4)	7.2	7.0
Cumulative effect of change in accounting policy	(22.8)	—	—

Net income (loss)	(27.2)	7.2	7.0

Special Items Affecting Comparability

In October 2002, the Board of Directors approved and the Company announced plans to close 38 of its 44 U.S. specialty stores and to take a charge of up to $95,000, in order to focus management and investment resources on meeting the needs of its U.S. core businesses and to pursue growth opportunities in Europe. In the third quarter of fiscal year 2003, the Company recorded special charges of $87,510 before taxes, related to these closures and the impairment of fixed assets of the six U.S. specialty stores that the Company will continue to operate. The special charges consist of $38,929 for the impairment of leasehold improvements, store fixtures and other assets of stores that are being closed, $33,741 for estimated lease termination costs, $2,600 for the write down of inventory (included in cost of goods sold), $610 for other expenses, including employee costs, and $11,630 for an impairment charge to write down to fair value the fixed assets and leasehold improvements at the six stores that will remain open.

In the fourth quarter of fiscal year 2003, the Company closed 18 stores and by April 20, 2003, the Company had closed 37 of the 38 stores that it had planned to exit at a cost below that which was originally expected. Accordingly, $9,324 on a pretax basis, which was previously charged against earnings as part of the above-mentioned special charge in the third quarter, was reported as income for the fourth quarter.

Effective April 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Adoption of this statement is considered a change in accounting principle and affects the Company’s financial results in several ways. Under SFAS 142, the Company no longer amortizes goodwill or intangibles having indefinite lives, which reduced SG&A expenses from their fiscal year 2002 level by approximately $32,000. Instead, SFAS 142 requires an initial test at adoption, and subsequent tests at least annually thereafter, of recorded goodwill and indefinite-lived intangibles assets to determine if the carrying values of such assets exceed their implied fair values as calculated under SFAS 142. The adoption of SFAS 142 resulted in a non-cash charge in the first quarter of fiscal year 2003 of $430,026. This charge was recorded as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations. The Company performed its first annual impairment review of goodwill and intangible assets under SFAS 142 during the fourth quarter of fiscal year 2003. As a result of this review, the Company recorded a non-cash charge of $150,612 in operating expenses for the impairment of goodwill, principally in its U.S. wholesale component. These charges had no effect on the Company’s credit facilities, financial covenants or cash flows.

Prior to April 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book and tax basis of intangible assets, principally trademark rights. As a result of adopting SFAS 142, those deferred tax liabilities will no longer be used to support the realization of certain deferred tax assets. Accordingly, the Company recorded a one-time, non-cash, deferred tax charge totaling $11,358, in order to establish a valuation allowance against those deferred tax assets. This charge was included in the Company’s provision for income taxes for the first quarter of fiscal 2003.

On July 5, 2001, the Company acquired TH Europe, its European licensee, for a purchase price of $200,000 plus acquisition-related costs of $6,789 and assumed debt of $42,629 (the “TH Europe Acquisition”). The TH Europe Acquisition was funded using available cash. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of TH Europe are included in the consolidated results of the Company from the date of the acquisition. The business of TH Europe includes both wholesale distribution as well as the operation of retail stores. In addition, the TH Europe Acquisition results in a reduction in the Company’s Licensing segment revenue as the Company’s royalties from TH Europe are eliminated in consolidation subsequent to the acquisition.

The Company has a number of business relationships with related parties. For more information with respect to these transactions, see Note 12 to the Consolidated Financial Statements in Item 8 and Item 13, “Certain Relationships and Related Transactions.”

Overview

The Company reported net revenue of $1,888,055 in fiscal 2003, which was 0.6% higher than fiscal 2002 net revenue of $1,876,721. Fiscal 2002 net revenue decreased slightly from fiscal 2001 net revenue of $1,880,935. The increase in net revenue from fiscal 2002 to fiscal 2003 was due to an increase in net revenue of the Retail and Licensing segments offset, in part, by a decrease in Wholesale segment net revenue. Within the Retail segment, as further described below, an increase in the number of stores, partially offset by a decrease in sales at existing stores, resulted in an increase in segment net revenue. Licensing segment net revenue increased during fiscal year 2003 from fiscal year 2002 due to higher royalty income on various licensed products. Within the Wholesale segment, a decline in net revenue in the menswear component was partially offset by increases in net revenue in the women’s and childrenswear components. The Company’s net revenue during fiscal year 2003, in both the Wholesale and Retail segments, also benefited from the contribution of TH Europe, which, as noted above, the Company acquired on July 5, 2001. Net revenue at TH Europe has grown 76.2% from fiscal 2002 to fiscal 2003, including the effect of translating TH Europe’s net revenue at a 15% higher average euro exchange rate in fiscal year 2003 compared to fiscal year 2002. The fluctuations in net revenue in each of these segments were primarily volume related and are further described below in the Segment Operations section. Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Fiscal Year Ended March 31,
	2003	2002	2001
Wholesale	$1,420,233	$1,440,888	$1,484,544
Retail	405,099	379,781	330,965
Licensing	62,723	56,052	65,426

Total	$1,888,055	$1,876,721	$1,880,935

Gross profit as a percentage of net revenue increased to 43.9% in fiscal 2003 from 42.8% in fiscal 2002. The improvement was due to an improvement in the gross margin of the Company’s Wholesale segment, as well as a higher contribution of the Retail segment, which generates a higher gross margin than the Company’s consolidated gross margin, to total net revenue. Gross margin in the Wholesale segment improved due to a higher contribution of TH Europe in fiscal year 2003 as compared to fiscal year 2002, as TH Europe generates a higher gross margin than the Company’s U.S. components. The current year’s gross profit was negatively impacted by $2,600 of special charges related to inventory of the U.S. specialty division that were included in cost of goods sold. Gross margin increased to 42.8% in fiscal year 2002 from 40.7% in fiscal year 2001. The increase was mainly due to the contribution of TH Europe, subsequent to the TH Europe Acquisition, improved gross margins in the Company’s U.S. wholesale and retail businesses and an increase in the contribution to total revenue of the Retail segment. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Operating expenses increased to $858,875, or 45.4% of net revenue, in fiscal 2003 from $617,903, or 32.9% of net revenue, in fiscal 2002. This increase was partially due to the impairment of goodwill of $150,612 recorded in the fourth quarter of fiscal year 2003 and the special charges recorded in operating expenses of $75,586 related to the closure of the specialty stores, both of which are described above. Excluding these special items, operating expenses increased to $632,677, or 33.5% of net revenue, in fiscal year 2003 compared to $617,903, or 32.9% of net revenue, in fiscal year 2002. Also contributing to the increase was an increase in operating expenses of the Wholesale and Retail segments, partially offset by a decrease in the Company’s corporate division operating expenses, as well as the elimination of goodwill and indefinite lived intangible asset amortization of $32,588. The increase in the Wholesale segment operating expenses was entirely due to the increased expenses in the Europe wholesale division incurred to support its growth and its operations for the entire fiscal year as compared to nine months in fiscal year 2002, partially offset by reduced expenses in the U.S. wholesale division. The increase in the Retail segment operating expenses was due to operating 21 new stores since March 31, 2002 before closing 18 U.S. specialty stores in March, 2003. Operating expenses increased to $617,903, or 32.9% of net revenue, in fiscal 2002 from $567,194, or 30.2% of net revenue, in fiscal 2001. This increase was mainly due to the acquisition of TH Europe and the growth in the Retail segment, partially offset by reductions in the Company’s Wholesale segment and corporate expenses.

Interest and other expense increased from $41,177 in fiscal year 2002 to $46,976 in fiscal year 2003, after decreasing slightly from $41,412 in fiscal year 2001. The increase in fiscal year 2003 was due to interest expense associated with the issuance of $150,000 principal amount of 9% Senior Bonds due December 1, 2031 (the “2031 Bonds”). The 2031 Bonds were issued on December 3, 2001 and were outstanding for the entire fiscal year 2003 as opposed to four months in fiscal year 2002 partially offset by the lower interest expense due to the repurchase, prior to maturity, of $98,909 principal amount of the 6.50% notes which matured on June 1, 2003 (the “2003 Notes”).

Interest income decreased from $10,062 in fiscal year 2002 to $6,717 in fiscal year 2003, after decreasing from $17,450 in fiscal year 2001. The decrease in fiscal years 2002 and 2003 was due to lower interest rates earned on invested cash balances, partially offset by higher average cash balances.

In fiscal year 2003, the Company recorded a provision for income taxes of $14,144 against a loss before taxes and the cumulative effect of a change in accounting principle of $69,435. The provision for income taxes for fiscal year 2003 reflects a deferred tax charge related to the adoption of SFAS 142, the non-deductibility of the goodwill impairment and the tax benefit associated with the special charges recorded in fiscal year 2003.

The provision for income taxes, before non-recurring items, for fiscal 2003 increased to 18.9% of income before taxes and the cumulative effect of the change in accounting principle, from 13.0% last year. The provision for taxes decreased from 24.5% in fiscal year 2001 to 13.0% in fiscal year 2002. The effective tax rate for all periods is primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company’s earnings are subject as well as changes in state taxation affecting the Company’s U.S. operations.

Segment Operations

The Company has three reportable segments: Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segment consists of the design and sourcing of men’s sportswear and jeanswear, women’s casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment is comprised of the operations of the Company’s outlet and specialty stores. The Licensing segment consists of the operations of licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying office. The Company evaluates performance and allocates resources based on segment profits. Segment profits are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses. Excluded from the calculation of segment profits, however, are the vast majority of executive compensation, certain marketing costs, amortization of intangibles (including goodwill through March 31, 2002), special charges, interest costs and other corporate overhead. Financial information for the Company’s reportable segments is as follows (see Note 11 to the Consolidated Financial Statements in Item 8 for a reconciliation of total segment revenue to consolidated net revenue):

	Wholesale	Retail	Licensing	Total
Fiscal year ended March 31, 2003
Total segment revenue	$1,420,233	$405,099	$122,728	$1,948,060
Segment profits	117,775	29,301	80,119	227,195
Segment profit %	8.3%	7.2%	65.3%	11.7%
Fiscal year ended March 31, 2002
Total segment revenue	$1,440,888	$379,781	$109,861	$1,930,530
Segment profits	139,490	50,480	64,617	254,587
Segment profit %	9.7%	13.3%	58.8%	13.2%
Fiscal year ended March 31, 2001
Total segment revenue	$1,484,544	$330,965	$119,405	$1,934,914
Segment profits	153,362	59,452	70,098	282,912
Segment profit %	10.3%	18.0%	58.7%	14.6%

Wholesale Segment

Wholesale segment net revenue decreased by $20,655, or 1.4% from fiscal 2002 to fiscal 2003 and by $43,656, or 2.9%, from fiscal 2001 to fiscal 2002. Within the Wholesale segment, net revenue by component was as follows:

	Fiscal Year Ended March 31,
	2003	2002	2001
Menswear	$555,144	$622,166	$666,722
Womenswear	564,663	538,268	485,013
Childrenswear	300,426	280,454	332,809

	$1,420,233	$1,440,888	$1,484,544

The decline in Wholesale net revenue from fiscal 2002 to fiscal 2003 was due to an overall volume reduction in the United States. Within the menswear component in the U.S., a reduced level of consumer spending together with the loss of some market share to a variety of new competitors, and the promotional environment of retailers contributed to the decrease in net revenue. Partially offsetting this decrease were increases in the womenswear and childrenswear components in the United States. The womenswear component continued to benefit from the expansion of the Company’s women’s casual division, mainly due to the growth of the Company’s plus size line. Partially offsetting this increase was a decrease in net revenue of the junior jeans division. The increase in childrenswear was due to increased regular price shipping in fiscal 2003. Each of the Wholesale components benefited from the growth in TH Europe, and its inclusion for all of fiscal 2003 as compared to nine months in fiscal 2002. The decrease in

Wholesale net revenue from fiscal 2001 to fiscal 2002 was due to an overall volume reduction in the United States, mainly reflecting the Company’s efforts to balance supply and demand.

The Company expects Wholesale segment net revenue in fiscal year 2004 to be 10% to 15% below fiscal 2003 net revenue, with decreases in each of the menswear, womenswear and childrenswear components, caused by lower receipt plans by major retail customers in the U.S., offset somewhat by increases in the European business.

Wholesale segment profits decreased by $21,715, or 15.6%, from fiscal year 2002 to fiscal year 2003 and by $13,872, or 9.0%, from fiscal year 2001 to fiscal year 2002. As a percentage of segment revenue, Wholesale segment profits were 8.3%, 9.7% and 10.3% for fiscal years 2003, 2002 and 2001, respectively. The decrease in Wholesale segment profits and segment profits as a percentage of net revenue from fiscal year 2002 to fiscal year 2003 was mainly due an increase in operating expenses in the segment, partially offset by an increased gross margin. The increase in operating expenses was due to an increase in TH Europe’s wholesale division operating expenses, incurred to support its growth, partially offset by reduced SG&A expenses in the U.S. The increase in gross margin was due to a higher contribution to total revenue of TH Europe’s wholesale operations, which operated at a higher gross margin than the Company’s U.S. business, partially offset by a slightly lower gross margin percentage in the U.S. The decrease in Wholesale segment profits from fiscal year 2001 to fiscal year 2002 was due to reduced volume in the Company’s U.S. wholesale business. This decrease was partially offset by slightly higher U.S. gross margins and a reduction in SG&A expenses in the U.S., as well as by the contribution in fiscal 2002 of TH Europe’s wholesale operations, which operated at a higher segment profit percentage than the Company’s U.S. business.

Retail Segment

Retail segment net revenue increased $25,318, or 6.7%, from fiscal year 2002 to fiscal year 2003 and $48,816, or 14.7%, from fiscal year 2001 to fiscal year 2002. The improvements in each year were due to increases in the number of stores and the expansion of certain stores into larger formats offset, in part, by decreases in sales at existing stores. Management believes that the decreases in sales at existing stores were due to reduced customer traffic and economic conditions in the United States. The Company operated 166, 163 and 105 retail stores as of March 31, 2003, 2002 and 2001, respectively. Retail stores opened or acquired during fiscal years 2003 and 2002 contributed net revenue of $24,111 and $59,310, respectively, during those years.

Net revenue in the Retail segment is expected to grow 5% to 10% in fiscal year 2004, driven by new stores opening in the U.S., Europe and Canada, offsetting a reduction in net revenue from the U.S. specialty store closures.

Retail segment profits decreased $21,179, or 42.0%, from fiscal year 2002 to fiscal year 2003 and $8,972, or 15.1%, from fiscal year 2001 to fiscal year 2002. As a percentage of segment revenue, Retail segment profits were 7.2%, 13.3% and 18.0% for fiscal years 2003, 2002 and 2001, respectively. Segment profits and segment profits as a percentage of segment revenue decreased from fiscal year 2002 to fiscal year 2003 and from fiscal year 2001 to fiscal year 2002 principally due to operating losses in the Company’s U.S. specialty retail division. During fiscal years 2003 and 2002, the Company opened five and 28 U.S. specialty stores, respectively. This expansion coincided with a downturn in mall traffic, an intensely promotional climate throughout apparel retailing and a difficult economic environment.

As discussed above, on October 30, 2002, the Company announced plans to close 38 of the Company’s 44 U.S. specialty retail stores. The Company closed 18 stores in the fourth quarter of fiscal year 2003 and has closed 19 more stores in April 2003. Revenue from the 37 stores that are now closed amounted to $31,084, $29,078 and $3,971 during fiscal years 2003, 2002 and 2001, respectively. These stores generated operating losses of $16,754, $7,016 and $452 during the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

Licensing Segment

Licensing segment revenue increased by $12,867, or 11.7%, from fiscal year 2002 to fiscal year 2003 after decreasing by $9,544, or 8.0% from fiscal year 2001 to fiscal year 2002. The increase in segment revenue in fiscal year 2003 was mainly due to higher licensing royalties and an increase in revenue from the Company’s Far East buying offices. Licenses that principally contributed to this increase were handbags, footwear, belts and small leather goods and the Company’s geographic license for Japan. Licensing segment revenue decreased in fiscal 2002 due principally to the elimination in consolidation of royalties from TH Europe since the date of the TH Europe Acquisition. New products introduced under licenses entered into during fiscal years 2003 and 2002 contributed a de minimus amount of revenue during those respective years.

The Company expects Licensing segment revenue in fiscal year 2004 to be below fiscal 2003 revenue by approximately 10%.

Licensing segment profits increased by $15,502, or 24.0%, and segment profit percentage increased from fiscal year 2002 to fiscal year 2003 due to the increase in licensing royalties mentioned above and a higher operating income percentage at the Company’s Far East buying office due to a reduction in operating expenses. Segment profit decreased $5,481, or 7.8%, from fiscal year 2001 to fiscal year 2002 due to the reduction in licensing royalties from TH Europe mentioned above.

Forward Outlook

For fiscal year 2004, the Company expects net revenue to be below that of fiscal 2003, in the high single digit percentage range. A low single digit decline is expected in the first half of the year, and a low double digit decline is anticipated in the second half of the year. The Company expects earnings per share of between $1.00 and $1.20 for the full fiscal year assuming 91,000,000 shares and share equivalents outstanding.

The Company believes that fiscal year 2004 capital expenditures will be approximately $75,000. The Company’s effective tax rate for fiscal year 2004 is expected to be approximately 23%.

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

The Company’s cash and cash equivalents balance increased from $387,247 at March 31, 2002 to $420,826 at March 31, 2003. In fiscal 2003, the Company generated net cash from operating activities of $230,105, consisting of $202,918 of net income adjusted for non-cash items, and $27,187 of cash provided by changes in working capital, primarily a reduction in accounts receivable partially offset by an increase in inventory. During fiscal year 2003, cash used in investing activities related to capital expenditures of $71,903 which were made principally in support of the Company’s retail store openings, as well as expansion of the European business. During fiscal year 2003, cash used in financing activities primarily related to the early retirement of $73,909 principal amount of the 2003 Notes, and the repayment of a portion of short-term borrowings under TH Europe’s credit facility partially offset by proceeds from the issuance of Ordinary Shares under the Company’s employee stock option program. A more detailed analysis of the changes in cash equivalents is presented in the Consolidated Statements of Cash Flows.

At March 31, 2003, accrued expenses and other current liabilities included $32,065 of open letters of credit for inventory purchased by THUSA. Additionally, at March 31, 2003, TH USA was contingently liable for unexpired bank letters of credit of $71,564 related to commitments of TH USA to suppliers for the purchase of inventories.

As of March 31, 2003, the Company’s principal debt facilities consisted of $151,091 of 6.50% notes which matured on June 1, 2003 (the “2003 Notes”), $200,000 of 6.85% notes maturing on June 1, 2008 (the “2008 Notes”), the 2031 Bonds and a $300,000 revolving credit facility (the “Credit Facility”). The 2003 Notes, 2008 Notes and the 2031 Bonds (collectively, the “Notes”) were issued by TH USA and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

During fiscal 2003, the Company repurchased $73,909 principal amount of the 2003 Notes in open market transactions. In June, 2003, upon maturity, the Company repaid the remaining $151,091 principal amount of the 2003 Notes, using available cash.

The Credit Facility, which was entered into on June 28, 2002 and which is guaranteed by THC, consists of an unsecured $300,000 TH USA three-year revolving credit facility of which up to $175,000 may be used for direct borrowings. The Credit Facility is available for letters of credit, working capital and other general corporate purposes. The Credit Facility replaced the $250,000 TH USA revolving credit facility which was scheduled to expire on March 31, 2003. As of March 31, 2003, there were no direct borrowings outstanding under the Credit Facility and $103,629 of the available borrowings under the Credit Facility had been used to open the letters of credit described above.

The Credit Facility contains a number of covenants that, among other things, restrict the ability of subsidiaries of THC to dispose of assets, incur additional indebtedness, create liens on assets, pay dividends or make other payments in respect of capital stock, make investments, loans and advances, engage in transactions with affiliates, enter into certain sale and leaseback transactions, engage in mergers or consolidations or change the businesses conducted by them. The Credit Facility also restricts the ability of THC to create liens on assets or enter into sale and leaseback transactions. Under the Credit Facility, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that in the aggregate exceed 33% of the Company’s cumulative consolidated net income, commencing with the fiscal year ended March 31, 2002 plus $125,000, less certain deductions. In addition, under the Credit Facility, THC and TH USA are required to comply with and maintain specified financial ratios and meet certain tests (based on the Company’s consolidated financial results excluding the effects of changes in accounting principles generally accepted in the United States), including, without limitation, a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum consolidated net worth test.

The Company was in compliance with all covenants in respect of the Notes and the Credit Facility as of March 31, 2003.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities for working capital or trade financing purposes. In addition to short-term borrowings of $19,380, as of March 31, 2003, $23,562 of available borrowings under these facilities had been used to open letters of credit, including $3,240 for inventory purchased that is included in current liabilities and $20,322 related to commitments to purchase inventory and bank guarantees of $2,413. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 4.31% and 4.41% as of, and for the fiscal year ended, March 31, 2003, respectively.

The Company’s credit facilities provide for the issuance of letters of credit without restriction on cash balances.

The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay long-term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions. No interest rate hedging contracts were in place as of March 31, 2003.

The Company intends to fund its cash requirements for current operations for fiscal 2004 and the foreseeable future from available cash balances, internally generated funds and borrowings available under the Credit Facility or similar replacement facilities. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

As of March 31, 2003, the Company’s contractual cash obligations by future period were as follows:

	Payments Due
	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating leases	$44,037	$66,208	$46,949	$89,581
Debt repayments	171,246	529	—	349,751

Total	$215,283	$66,737	$46,949	$439,332

Operating leases, in the table above, include $3,064 in lease termination payments made in April 2003, in conjunction with the Company’s U.S. specialty store closures.

There were no significant committed capital expenditures at March 31, 2003. The Company expects fiscal 2004 capital expenditures to approximate $75,000.

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

Critical accounting estimates are those that require management to make assumptions that are uncertain at the time and where different estimates that management reasonably could have used, or changes in the accounting estimates that are reasonably likely to occur from period to period, would have a material impact on the Company’s financial position, results of operations, or cash flows. The Company’s most critical accounting estimates relate to the following: adjustments to revenue, accounts receivable, inventories, and deferred tax assets and are discussed below. Because of the uncertainty inherent in these critical estimates, actual results could differ from such estimates and such differences could be material.

Adjustments to Revenue

Net revenue from wholesale product sales is recognized upon the transfer of title and risk of ownership to customers. Wholesale revenue is recorded net of discounts, as well as provisions for estimated returns, allowances and doubtful accounts. On a seasonal basis, the Company negotiates price adjustments with retailers as sales incentives or to partially reimburse them for the cost of certain promotions. The Company estimates the cost of such adjustments on an ongoing basis considering historical trends, projected seasonal results and an evaluation of current economic conditions. These costs are recorded as a reduction to net revenue. The Company’s estimates of these costs have historically been reasonably accurate.

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

Inventories

Inventories are valued at the lower of cost (weighted average method) or market. Substantially all inventories are comprised of finished goods. The Company continually evaluates its inventories by assessing slow moving current product as well as prior seasons’ inventory. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

Deferred Tax Assets

The Company evaluates the probability of realizing its deferred tax assets on an ongoing basis. This evaluation includes estimating the Company’s future taxable income in each of the taxing jurisdictions in which the Company operates as well as the feasibility of tax planning strategies. The Company is required to provide a valuation allowance if it is determined to be more likely than not that the Company will not be able to realize certain of its deferred tax assets. For certain of the Company’s deferred tax assets, the Company had previously determined that it was not more likely than not that these assets will be realized and recorded the appropriate valuation allowance. Should the Company determine that it is more likely than not that it will realize certain of its deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income. Conversely, if the Company should determine that an adjustment to increase the valuation allowance is required, such an adjustment would be charged to the results of operations in the period such conclusion was reached.

Seasonality

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The Company’s Wholesale revenue, particularly that from its European operations, is generally highest during the second and fourth fiscal quarters, while the Company’s Retail segment generally contributes its highest levels of revenue during the third fiscal quarter. As the timing of Wholesale product shipments and other events affecting the retail business may vary, results for any particular quarter might not be indicative of results for the full year.

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

The Company does, however, seek to protect against adverse movements in currency exchange rates which might affect certain firm commitments or transactions. These include the purchase of inventory, capital expenditures, collection of foreign royalty payments and certain intercompany commitments. The Company enters into forward contracts, generally with maturities up to 15 months, to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. At March 31, 2003, the Company had contracts to exchange foreign currencies, principally, the Japanese yen, the Euro and the Canadian dollar, having a total notional amount of $118,118. No significant gain or loss was inherent in such contracts at March 31, 2003. Gains or losses on such forward contracts are recognized in other comprehensive income on a mark-to-market basis and, ultimately, in earnings at the time the underlying hedge transaction is completed or recognized in earnings. While a hypothetical 10% adverse change in all of the relevant exchange rates would potentially cause a decrease in the fair value of the contracts of approximately $12,903, the Company would experience an offsetting benefit in the underlying transactions.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks and uncertainties, including, but not limited to, the overall level of consumer spending on apparel, the financial strength of the retail industry generally and the Company’s customers, distributors, licensees and franchisees in particular, changes in trends in the market segments and geographic areas in which the Company competes, the level of demand for the Company’s products, actions by our major customers or existing or new competitors, changes in currency and interest rates, changes in applicable tax laws, regulations and treaties and changes in economic or political conditions or trade regulations in the markets where the Company sells or sources its products, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including this Annual Report on Form 10-K . Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the sections entitled “Liquidity and Capital Resources” and “Exchange Rates” in Item 7, which sections are incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Report of Independent Accountants

Consolidated Statements of Operations for the fiscal years ended March 31, 2003, 2002 and 2001

Consolidated Balance Sheets as of March 31, 2003 and 2002

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended March 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Tommy Hilfiger Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Tommy Hilfiger Corporation and its subsidiaries (the “Company”) at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

New York, New York

May 16, 2003

TOMMY HILFIGER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, expect per share amounts)

	For the Fiscal Year Ended March 31,
	2003	2002	2001
Net revenue	$1,888,055	$1,876,721	$1,880,935
Cost of goods sold	1,058,356	1,073,089	1,116,321

Gross profit	829,699	803,632	764,614

Depreciation and amortization	87,173	114,129	106,640
Goodwill impairment	150,612	—	—
Special charges	75,586	—	—
Other selling, general and administrative expenses	545,504	503,774	460,554

Total operating expenses	858,875	617,903	567,194

Income (loss) from operations	(29,176)	185,729	197,420
Interest and other expense	46,976	41,177	41,412
Interest income	6,717	10,062	17,450

Income (loss) before income taxes and cumulative effect of change in accounting principle	(69,435)	154,614	173,458
Provision for income taxes	14,144	20,069	42,497

Income (loss) before cumulative effect of change in accounting principle	(83,579)	134,545	130,961
Cumulative effect of change in accounting principle.	(430,026)	—	—

Net income (loss)	$(513,605)	$134,545	$130,961

Basic earnings (loss) per share:

Income (loss) before cumulative effect of change in accounting principle	$(0.92)	$1.50	$1.44

Cumulative effect of change in accounting principle per share	$(4.76)	$—	$—

Net income (loss) per share	$(5.68)	$1.50	$1.44

Weighted average shares outstanding	90,387	89,430	91,239

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(0.92)	$1.49	$1.43

Cumulative effect of change in accounting principle per share	$(4.76)	$—	$—

Net income (loss) per share	$(5.68)	$1.49	$1.43

Weighted average shares and share equivalents outstanding	90,387	90,000	91,534

See Accompanying Notes to Consolidated Financial Statements.

TOMMY HILFIGER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$420,826	$387,247
Accounts receivable	185,039	224,395
Inventories	229,654	184,972
Deferred tax assets	51,830	61,466
Other current assets	28,183	35,808

Total current assets	915,532	893,888
Property and equipment, at cost, net of accumulated depreciation and amortization	248,290	302,937
Intangible assets, subject to amortization	8,744	10,879
Intangible assets, not subject to amortization	625,205	609,938
Goodwill	219,153	769,275
Other assets	11,227	7,534

Total Assets	$2,028,151	$2,594,451

Liabilities and Shareholders' Equity
Current liabilities
Short-term borrowings	$19,380	$62,749
Current portion of long-term debt	151,866	698
Accounts payable	47,753	28,980
Accrued expenses and other current liabilities	194,023	210,270

Total current liabilities	413,022	302,697
Long-term debt	350,280	575,287
Deferred tax liability	214,825	214,964
Other liabilities	6,649	4,041
Commitments and contingencies
Shareholders' equity
Preference Shares, $.01 par value-shares authorized 5,000,000; none issued	—	—
Ordinary Shares, $.01 par value-shares authorized 150,000,000; issued 96,771,312 and 96,031,167, respectively	968	960
Capital in excess of par value	606,836	598,527
Retained earnings	443,171	956,776
Accumulated other comprehensive income	53,631	2,430
Treasury shares, at cost: 6,192,600 Ordinary Shares	(61,231)	(61,231)

Total shareholders' equity	1,043,375	1,497,462

Total Liabilities and Shareholders' Equity	$2,028,151	$2,594,451

See Accompanying Notes to Consolidated Financial Statements.

TOMMY HILFIGER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended March 31,
	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$(513,605)	$134,545	$130,961
Adjustments to reconcile net income to net cash provided by operating activities
Cumulative effect of change in accounting principle	430,026	—	—
Goodwill impairment	150,612	—	—
Depreciation and amortization	87,944	117,326	108,235
Deferred taxes	(2,037)	(6,771)	9,083
Provision for special charges—non cash	49,978	—	—
Changes in operating assets and liabilities
Decrease (increase) in assets
Accounts receivable	50,271	29,963	(16,304)
Inventories	(32,150)	51,016	13,347
Other assets	(1,230)	(4,138)	(150)
Increase (decrease) in liabilities
Accounts payable	18,773	(15,613)	7,339
Accrued expenses and other liabilities	(8,477)	46,972	(61,543)

Net cash provided by operating activities	230,105	353,300	190,968

Cash flows from investing activities
Purchases of property and equipment	(71,903)	(96,923)	(73,890)
Acquisition of businesses, net of cash acquired	—	(205,061)	—

Net cash used in investing activities	(71,903)	(301,984)	(73,890)

Cash flows from financing activities
Proceeds of long-term debt	—	144,921	—
Payments on long-term debt	(74,234)	(155,538)	(50,000)
Proceeds from the exercise of stock options	7,177	7,997	3,710
Purchase of treasury shares	—	—	(61,231)
Short-term bank borrowings (repayments), net	(57,566)	20,120	(523)

Net cash provided by (used in) financing activities	(124,623)	17,500	(108,044)

Net increase in cash	33,579	68,816	9,034
Cash and cash equivalents, beginning of period	387,247	318,431	309,397

Cash and cash equivalents, end of period	$420,826	$387,247	$318,431

See Accompanying Notes to Consolidated Financial Statements.

TOMMY HILFIGER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollar amounts in thousands)

	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares	Total shareholders' equity
	Outstanding	Amount
Balance, March 31, 2000	94,830,638	$948	$584,920	$691,270	$576	$—	$1,277,714
Net income	—	—	—	130,961	—	—	130,961
Foreign currency translation	—	—	—	—	(3,119)	—	(3,119)
Exercise of stock options	338,764	4	3,706	—	—	—	3,710
Tax benefits from exercise of stock options	—	—	558	—	—	—	558
Purchase of treasury shares	(6,192,600)	—	—	—	—	(61,231)	(61,231)

Balance, March 31, 2001	88,976,802	952	589,184	822,231	(2,543)	(61,231)	1,348,593
Net income	—	—	—	134,545	—	—	134,545
Foreign currency translation	—	—	—	—	4,901	—	4,901
Change in fair value of hedging instruments	—	—	—	—	72	—	72
Exercise of stock options	861,765	8	7,989	—	—	—	7,997
Tax benefits from exercise of stock options	—	—	1,354	—	—	—	1,354

Balance, March 31, 2002	89,838,567	960	598,527	956,776	2,430	(61,231)	1,497,462
Net income (loss)	—	—	—	(513,605)	—	—	(513,605)
Foreign currency translation	—	—	—	—	52,453	—	52,453
Change in fair value of hedging instruments	—	—	—	—	(1,252)	—	(1,252)
Exercise of stock options	740,145	8	7,169	—	—	—	7,177
Tax benefits from exercise of stock options	—	—	1,140	—	—	—	1,140

Balance, March 31, 2003	90,578,712	$968	$606,836	$443,171	$53,631	$(61,231)	$1,043,375

Comprehensive income consists of net income (loss), foreign currency translation and unrealized gains and losses on hedging instruments and totaled $(462,404), $139,518 and $127,842 in fiscal 2003, 2002 and 2001, respectively.

See Accompanying Notes to Consolidated Financial Statements.

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts)

Note 1—Summary of Significant Accounting Policies

(a) Basis of Consolidation

The consolidated financial statements include the accounts of Tommy Hilfiger Corporation (“THC” or the “Company”; unless the context indicates otherwise, all references to the “Company” include THC and its subsidiaries) and all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

(b) Organization and Business

THC, through its subsidiaries, designs, sources and markets men’s and women’s sportswear, jeanswear and childrenswear under the Tommy Hilfiger trademarks. Through a range of strategic licensing agreements, the Company also offers a broad array of related apparel, accessories, footwear, fragrance and home furnishings. The Company’s products can be found in leading department and specialty stores throughout the United States, Canada, Europe, Mexico, Central and South America, Japan, Hong Kong and other countries in the Far East, as well as the Company’s own network of specialty and outlet stores in the United States, Canada and Europe. THC was incorporated as an International Business Company in the British Virgin Islands (the “BVI”) in 1992 and is also registered and licensed as an external International Business Company in Barbados.

(c) Cash and Cash Equivalents

The Company considers all financial instruments purchased with original maturities of three months or less to be cash equivalents.

(d) Inventories

Inventories are valued at the lower of cost (weighted average method) or market. Substantially all inventories are comprised of finished goods.

(e) Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures—three to five years; buildings—twenty-five years; machinery and equipment—three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the terms of the leases or the estimated useful lives of the assets. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. The Company’s share of the cost of constructing in-store shop displays, which is principally paid directly to third party suppliers, is capitalized and included in furniture and fixtures and amortized in other selling, general and administrative expenses using the straight-line method over their estimated useful lives.

(f) Intangible Assets

Intangible assets are comprised principally of goodwill and other intangibles of $219,153 and $633,949, respectively. The principal intangible assets are acquired trademark rights associated with the licenses between Pepe Jeans USA, Inc., Tommy Hilfiger Canada Inc. and TH Europe and the Company.

On an annual basis, the Company evaluates goodwill and indefinite-lived intangibles, for possible impairment, under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) using fair value techniques and market comparables. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

(g) Other Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of other long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in earnings to the extent that carrying value exceeds fair value.

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

(i) Earnings Per Share and Authorized Shares

Basic earnings per share were computed by dividing net income by the average number of the Company’s Ordinary Shares, par value $.01 per share (the “Ordinary Shares), outstanding during the respective period. Diluted earnings per share reflect the potentially dilutive effect of Ordinary Shares issuable under the Company’s stock option plans. Diluted earnings per share have been computed by dividing net income by the average number of Ordinary Shares outstanding plus the incremental shares that would have been outstanding assuming the exercise of stock options.

A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

	Fiscal Year Ended March 31,
	2003	2002	2001
Weighted average shares outstanding	90,387,000	89,430,000	91,239,000
Net effect of dilutive stock options based on the treasury stock method using average market price	—	570,000	295,000

Weighted average shares and share equivalents outstanding	90,387,000	90,000,000	91,534,000

Ordinary Shares issuable on assumed exercise of stock options amounting to 311,000 shares for the twelve months ended March 31, 2003 were not included in the computation of diluted earnings per share since they would be anti-dilutive. Options to purchase 6,465,607, 3,640,340 and 7,368,940 shares at March 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company’s Ordinary Shares.

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

Net wholesale revenue from major customers as a percentage of consolidated net revenue was as follows:

	Fiscal Year Ended March 31,
	2003	2002	2001
Customer A	13%	15%	17%
Customer B	10%	12%	13%
Customer C	10%	11%	13%

(k) Costs of Goods Sold and Selling, General and Administrative Expense

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

(l) Foreign Currency Translation

The consolidated financial statements of the Company are prepared in United States dollars as this is the currency of the primary economic environment in which the Company operates, and the vast majority of its revenue is received and expenses are disbursed in United States dollars. Adjustments resulting from translating the financial statements of those non-United States subsidiaries which do not use the United States dollar as their functional currency are recorded in shareholders’ equity.

(m) Advertising Costs

Advertising costs are charged to operations when incurred and totaled $43,513, $44,841and $56,329 during the years ended March 31, 2003, 2002 and 2001, respectively. Also, included in other current assets is $8,945 and $6,832 of prepaid advertising costs at March 31, 2003 and 2002, respectively.

The Company has no long-term commitments for cooperative advertising. On a seasonal basis, the Company makes certain arrangements with retailers to share the cost of specified advertising programs. The Company classifies such costs in SG&A expenses.

(n) Shipping and Handling Costs

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its consolidated statements of operations. Shipping and handling costs approximated $53,532, $51,026 and $47,381 for the years ended March 31, 2003, 2002 and 2001, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

(o) Use of Estimates

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

(p) Segments and Foreign Operations

The Company’s operations are reported on the basis of three segments: Wholesale, Retail, and Licensing, as further discussed in Note 11.

Substantially all of the Company’s net revenue and income from operations as well as identifiable assets constitute foreign operations in that THC is incorporated in the BVI.

(q) Stock Options

The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.”

At March 31, 2003 the Company had three stock-based employee compensation plans, which are described more fully in Note 14. No stock-based employee compensation expense is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Fiscal Year Ended March 31,
	2003	2002	2001
Net income (loss), as reported	$(513,605)	$134,545	$130,961
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(8,187)	(7,501)	(10,687)

Pro forma net income (loss)	$(521,792)	$127,044	$120,274

Earnings (loss) per share:
Basic—as reported	$(5.68)	$1.50	$1.44
Basic—pro forma	$(5.77)	$1.42	$1.32
Diluted—as reported	$(5.68)	$1.49	$1.43
Diluted—pro forma	$(5.77)	$1.41	$1.31

(r) Reclassification of Prior Year Balances

Certain prior year balances have been reclassified to conform to current year presentation.

Note 2—Acquisition of European Licensee

On July 5, 2001, the Company acquired all of the issued and outstanding shares of capital stock of T.H. International N.V., the owner of Tommy Hilfiger Europe B.V. (“TH Europe”), the Company’s European licensee, for a purchase price of $200,000 plus acquisition related costs of $6,789 and assumed debt of $42,629 (such transaction being referred to herein as the “TH Europe Acquisition”). The TH Europe Acquisition was funded using available cash.

The TH Europe Acquisition is expected to create long-term value for the Company’s shareholders through TH Europe’s expected contribution to revenue and net income beginning with the year of the acquisition. The acquisition is also expected to further the Company’s evolution as a premier global lifestyle brand and to provide the Company with distribution channel as well as geographic diversification. The purchase price paid reflected the current profitability and cash flow generation of TH Europe, as well as the rapid rate of projected growth in revenue, net income and cash flows.

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

The Company has applied the provisions of Statement Financial Accounting Standards No. 141, “Business Combinations” and certain provisions of SFAS 142 to the TH Europe Acquisition.

Note 3—Cash Equivalents

As of March 31, 2003, the balance in Cash and Cash Equivalents was comprised of short-term money market funds and overnight deposits at several major international financial institutions earning interest at a weighted average interest rate of 1.20%. As part of its ongoing control procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure.

Note 4—Financial Instruments

Accounts Receivable

The Company owns all of its customer accounts receivable and collects the majority of its receivables through a credit company subsidiary of a large financial institution pursuant to an agreement whereby the credit company pays the Company after the credit company receives payment from the Company’s customer. The credit company establishes maximum credit limits for each customer account. If the receivable becomes 120 days past due, or the customer becomes bankrupt or insolvent, the full amount of the receivable is paid by the credit company. The Company has a similar arrangement with another large financial institution for credit services to its Canadian subsidiary.

The Company’s European subsidiary has an agreement with a European credit insurance company from whom it obtains credit insurance on an individual customer basis. At March 31, 2003, approximately 75% of its total receivables were covered by credit insurance, bank guarantees or other means. In all cases the Company believes that the credit risk associated with such financial institutions is minimal.

The Company also grants credit directly to certain select customers in the normal course of business without participation by a credit company. In such cases the Company monitors its credit exposure limits to avoid any significant concentration of risk. Bad debts have been minimal.

Foreign Currency Risk Management

The Company records all derivative instruments (including certain derivative instruments embedded in other contracts) in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in either income (loss) from continuing operations or accumulated other comprehensive income (loss), depending on the timing and designated purpose of the derivative.

The Company uses foreign currency forward contracts with maturities generally up to fifteen months to mitigate the risks associated with adverse movements in foreign currency which might affect certain firm commitments or transactions, including the purchase of inventory, capital expenditures, the collection of foreign royalty payments and certain intercompany transactions. These instruments are designated as cash flow hedges and, accordingly, any unrealized gains or losses are included in accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. Any portion of a cash flow hedge that is deemed to be ineffective is recognized in current-period earnings. Other comprehensive income (loss) is reclassified to current-period earnings when the hedged transaction is recognized in earnings.

The Company does not use financial instruments for speculative or trading purposes.

At March 31, 2003, the Company had contracts to exchange foreign currencies, principally, the Japanese yen, the Euro and Canadian dollar having a total notional amount of $118,118. No significant gains or losses are expected to be released from other comprehensive income in fiscal year 2004.

Fair Value of Other Financial Instruments

The fair value of the Company’s cash and cash equivalents is equal to their carrying value at March 31, 2003. The fair value of the Company’s 2003 and 2008 Notes and the 2031 Bonds, having a face value of $501,901, is approximately $477,591 based on quoted market prices as of March 31, 2003. The fair value of the Company’s other monetary assets and liabilities approximate carrying value due to the relatively short-term nature of these items.

Note 5—Property and Equipment

Property and equipment consists of the following:

	March 31,
	2003	2002
Furniture and fixtures	$226,927	$268,136
Buildings and land	117,808	111,407
Leasehold improvements	79,138	91,208
Machinery and equipment	57,895	44,618

	481,768	515,369
Less: accumulated depreciation and amortization	233,478	212,432

	$248,290	$302,937

Depreciation and amortization expense on fixed assets was $82,421, $80,194, and $70,183 for the years ended March 31, 2003, 2002 and 2001, respectively.

Note 6—Goodwill and Intangible Assets

On April 1, 2002, the Company adopted SFAS 142. SFAS 142 requires that goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives not be amortized but that they be tested for impairment at adoption and at least annually thereafter. The Company performed its initial test upon adoption and performed its annual impairment review during the fourth quarter of fiscal year 2003.

SFAS 142 provides criteria for performing impairment tests on goodwill and intangible assets with indefinite useful lives, which differs from the Company’s previous policy, as permitted under accounting standards existing before the adoption of SFAS 142, of using undiscounted cash flows on a Company-wide basis to determine if these assets are recoverable.

Upon adoption of SFAS 142 in the first quarter of fiscal year 2003, the Company recorded a non-cash, non-operating charge of $430,026 to reduce the carrying value of its goodwill to fair value. Such charge is reflected as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations. As mentioned above, the Company performed its first annual impairment review of goodwill and intangible assets under SFAS 142 during the fourth quarter of fiscal year 2003. As a result of this review, the Company recorded a non-cash charge of $150,612 in operating expenses for the impairment of goodwill, principally in its U.S. wholesale component. The charge had no effect on the Company’s credit facilities, financial covenants or cash flows.

Prior to April 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book and tax basis of intangible assets, principally trademark rights. As a result of adopting SFAS 142, these deferred tax liabilities will no longer be used to support the realization of certain deferred tax assets. Accordingly, the Company recorded a one-time, non-cash, deferred tax charge totaling $11,358 in order to establish a valuation allowance against those deferred tax assets. This charge was included in the Company’s provision for income taxes for the first quarter of fiscal year 2003.

SFAS 142 required that, prior to performing the review for the impairment, all of the Company’s recorded goodwill be assigned to the Company’s reporting units deemed to benefit from any acquisitions that it had made, including the reporting units that the Company owned prior to such acquisitions. This differs from the previous accounting rules under which goodwill was assigned only to the businesses acquired. The balance of goodwill as of March 31, 2002 in the table below reflects the assignment of goodwill as required by SFAS 142.

A summary of changes in the Company’s goodwill during fiscal year 2003, by reporting segment is as follows:

	Wholesale	Retail	Licensing	Total
Balance at April 1, 2002	$187,857	$55,969	$525,449	$769,275
Impairment loss	(150,612)	—	(430,026)	(580,638)
Foreign currency translation	30,516	—	—	30,516

Balance at March 31, 2003	$67,761	$55,969	$95,423	$219,153

As of March 31, 2003, and March 31, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following:

	March 31, 2003			March 31, 2002
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Retailer relationship	$5,400	$(664)	$4,736	$5,400	$(529)	$4,871
Supplier relationship	4,000	(1,637)	2,363	4,000	(1,304)	2,696
Financing costs	6,300	(6,179)	121	6,300	(4,935)	1,365
Software and other	3,820	(2,296)	1,524	3,820	(1,873)	1,947

Total amortizable intangible assets	$19,520	$(10,776)	$8,744	$19,520	$(8,641)	$10,879

Indefinite-lived intangible assets:
Trademark rights	$625,205			$609,938

The increase in the carrying value of the Company’s trademark rights from March 31, 2002 to March 31, 2003, which is included in other comprehensive income, was due to the changes in foreign currency exchange rates used to translate certain of these assets.

The Company recorded amortization expense of $1,875 on intangible assets during fiscal year 2003 compared to $2,122 and $2,080 during fiscal years 2002 and 2001, respectively, assuming the adoption of SFAS 142 as of April 1, 2000. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years and thereafter is as follows:

Estimated Amortization Expense

Fiscal year 2004	$995
Fiscal year 2005	848
Fiscal year 2006	612
Fiscal year 2007	550
Fiscal year 2008	521
Subsequent years	5,218

$8,744

If acquisitions or dispositions occur in the future the above amounts may vary.

Fiscal year 2002 and 2001 historical results do not reflect the provisions of SFAS 142. Had the Company adopted SFAS 142 on April 1, 2000, the historical net income and basic and diluted earnings per share (before the cumulative effect of the change in accounting principle) would have been changed as follows:

	Fiscal Year Ended March 31, 2002
	Net Income	Net Income per Share- Basic	Net Income per Share- Diluted
Reported net income	$134,545	$1.50	$1.49
Goodwill amortization	17,388	0.20	0.20
Trademark rights amortization	15,200	0.17	0.17
Income tax impact	(6,292)	(0.07)	(0.07)

Adjusted net income	$160,841	$1.80	$1.79

	Fiscal Year Ended March 31, 2001
	Net Income	Net Income per Share- Basic	Net Income per Share- Diluted
Reported net income	$130,961	$1.44	$1.43
Goodwill amortization	17,388	0.19	0.19
Trademark rights amortization	15,200	0.16	0.17
Income tax impact	(6,292)	(0.07)	(0.07)

Adjusted net income	$157,257	$1.72	$1.72

Note 7—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	March 31,
	2003	2002
Letters of credit payable	$35,305	$38,029
Accrued compensation	29,401	37,972
Merchandise payable	11,444	17,046
Accrued interest	9,492	11,175
Other accrued liabilities	108,381	106,048

	$194,023	$210,270

Note 8—Long-Term Debt

Long-term debt consists of the following:

	March 31,
	2003	2002
Unsecured 9.00% bonds due December 1, 2031	$150,000	$150,000
Unsecured 6.85% notes due June 1, 2008, less unamortized discount of $249 at March 31, 2003	199,751	199,702
Unsecured 6.50% notes due June 1, 2003, less unamortized discount of $8 at March 31, 2003	151,083	224,918
Obligation under capital lease	1,312	1,365

	502,146	575,985
Less current maturities	(151,866)	(698)

	$350,280	$575,287

The 6.50% notes which matured on June 1, 2003 (the “2003 Notes”), the 6.85% notes maturing on June 1, 2008 and the 9.00% bonds maturing on December 1, 2031 (collectively, the “Notes”) were issued by Tommy Hilfiger U.S.A., Inc., a subsidiary of THC (“TH USA”), and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

During fiscal 2003, the Company repurchased $73,909 principal amount of the 2003 Notes in open market transactions. In June, 2003, upon maturity, the Company repaid the remaining $151,091 principal amount of the 2003 Notes, using available cash.

The Company’s scheduled repayment of long-term debt for fiscal year 2004 is $151,866. The Company has no other scheduled debt repayments in fiscal years 2005 through 2008.

The revolving credit facility (the “Credit Facility”), which was entered into on June 28, 2002 and which is guaranteed by THC, consists of an unsecured $300,000 TH USA three-year revolving credit facility, of which up to $175,000 may be used for direct borrowings. The Credit Facility is available for letters of credit, working capital and other general corporate purposes. The Credit Facility replaced the $250,000 TH USA revolving credit facility which was scheduled to expire on March 31, 2003. As of March 31, 2003, there were no direct borrowings outstanding under the Credit Facility, and $103,629 of the available borrowings under the Credit Facility had been used to open letters of credit.

The Credit Facility contains a number of covenants that, among other things, restrict the ability of subsidiaries of THC to dispose of assets, incur additional indebtedness, create liens on assets, pay dividends or make other payments in respect of capital stock, make investments, loans and advances, engage in transactions with affiliates, enter into certain sale and leaseback transactions, engage in mergers or consolidations or change the businesses conducted by them. The Credit Facility also restricts the ability of THC to create liens on assets or enter into sale and leaseback transactions. Under the Credit Facility, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that in the aggregate exceed 33% of the Company’s cumulative consolidated net income, commencing with the fiscal year ended March 31, 2002 plus $125,000, less certain deductions. In addition, under the Credit Facility, THC and TH USA are required to comply with and maintain specified financial ratios and meet certain tests (based on the Company’s consolidated financial results excluding the effects of changes in accounting principles generally accepted in the United States), including, without limitation, a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum consolidated net worth test.

The Company was in compliance with all covenants in respect of the Notes and the Credit Facility as of March 31, 2003.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities for working capital or trade financing purposes. In addition to short-term borrowings of $19,380, as of March 31, 2003, $23,562 of available borrowings under these facilities had been used to open letters of credit, including $3,240 for inventory purchased that is included in current liabilities and $20,322 related to commitments to purchase inventory and bank guarantees of $2,413. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 4.31% and 4.41% as of, and for the fiscal year ended, March 31, 2003, respectively.

Note 9—Commitments and Contingencies

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

Fiscal Year Ending March 31,
2004	$40,547
2005	$35,682
2006	$29,674
2007	$25,699
2008	$20,398
Thereafter	$86,563

Rent expense, including operating cost escalations and contingent rental amounts based upon retail sales, was $46,306, $34,781 and $22,561 for the years ended March 31, 2003, 2002 and 2001, respectively.

Amounts in the table above are net of sublease income of $426 per year for each of the next five fiscal years and $3,018 thereafter, related to a lease on one of its former specialty stores.

The table above does not include $3,064 in lease termination payments made in April 2003, in conjunction with the Company’s U.S. specialty store closures.

Letters of credit

The Company was contingently liable at March 31, 2003 for unexpired bank letters of credit of $91,886 related to commitments for the purchase of inventories and bank guarantees of $2,413.

Legal matters

Saipan Litigation. On January 13, 1999, two actions were filed against the Company and other garment manufacturers and retailers asserting claims that garment factories located on the island of Saipan engaged in unlawful practices relating to the recruitment and employment of foreign workers. One action, brought in San Francisco Superior Court, was filed by a union and three public interest groups alleging unfair competition and false advertising. The other, an action seeking class action status filed in Federal Court for the Central District of California and subsequently transferred to the Federal Court in Saipan, was brought on behalf of an alleged class consisting of the Saipanese factory workers. The Company has entered into settlement agreements with the plaintiffs in both actions. As part of these agreements, the Company specifically denies any wrongdoing or liability with regard to the claims made in the actions. The settlement provides for a monetary payment, in an amount that is not material to the Company’s financial position, results of operations or cash flows, to a class of plaintiffs in the Federal action. On April 23, 2003, the Court issued an order and final judgment approving the settlement and dismissing the actions with prejudice.

The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their businesses.

In the opinion of the Company’s management, based on advice of counsel, the resolution of the foregoing matters will not have a material effect on the Company’s financial position, results of operations or cash flows.

Note 10—Income Taxes

The components of the provision for income taxes are as follows:

	Fiscal Year Ended March 31,
	2003	2002	2001
Current:
U.S. Federal	$(9,862)	$3,445	$18,320
State and Local	3,999	(222)	270
Non-U.S	22,044	23,617	14,824

	16,181	26,840	33,414

Deferred:
U.S. Federal	(13,395)	(3,750)	12,640
State and Local	11,358	(3,021)	(3,557)
Non-U.S	—	—	—

	(2,037)	(6,771)	9,083

Provision for income taxes	$14,144	$20,069	$42,497

Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	March 31,
	2003	2002
Deferred tax assets—current:
Inventory costs	$6,218	$6,406
Non-deductible accruals	44,159	38,002
Accrued compensation	6,251	11,734
Other items, net	4,660	5,324

Subtotal	61,288	61,466
Valuation allowance	(9,458)	—

	51,830	61,466

Deferred tax assets (liabilities)—non-current:
Depreciation and amortization	25,870	19,996
Intangible assets, other than goodwill	(245,885)	(242,790)
Net operating loss carry forwards	30,063	19,788
Other, net	13,683	(958)

Subtotal	(176,269)	(203,964)
Valuation allowance	(38,556)	(11,000)

Total deferred tax assets (liabilities)—non-current	(214,825)	(214,964)

Total net deferred tax liabilities	$(162,995)	$(153,498)

As of March 31, 2003, the Company had state net operating loss carryforwards of approximately $30,063 which begin to expire in 2008. As of March 31, 2003, the Company has recorded valuation allowances of $30,063 against these carryforwards in jurisdictions where management believes it is more likely than not that certain of the assets will not be used to reduce future tax payments.

Prior to April 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book and tax basis of intangible assets, principally trademark rights. As a result of adapting SFAS 142, these liabilities will no longer be used to support the realization of certain deferred tax assets. Consequently, in the first quarter of fiscal 2003, this Company recorded an $11,358 deferred tax charge to establish a valuation allowance against those deferred tax assets.

The U.S. and non-U.S. components of income (loss) before income taxes and the cumulative effect of a change in accounting principle are as follows:

	Fiscal Year Ended March 31,
	2003	2002	2001
U.S.	$(223,497)	$(5,066)	$24,691
Non-U.S.	154,062	159,680	148,767

	$(69,435)	$154,614	$173,458

The provision for income taxes differs from the amounts computed by applying the applicable U.S. federal statutory rate to income before taxes as follows:

	Fiscal Year Ended March 31,
	2003	2002	2001
Provision for (benefit from) income taxes at the U.S. federal statutory rate	$(24,303)	$54,115	$60,710
State and local income taxes, net of federal benefits	(20,220)	(10,003)	(2,408)
Non-U.S. income taxed at different rates	(33,498)	(34,892)	(24,326)
Valuation allowance	37,014	8,000	3,000
Goodwill amortization	—	5,787	5,787
Goodwill impairment	52,714	—	—
Other	2,437	(2,938)	(266)

Provision for income taxes	$14,144	$20,069	$42,497

THC is not taxed on income in the BVI, where it is incorporated. THC and its subsidiaries are subject to taxation in the jurisdictions in which they operate.

Note 11—Segment Reporting

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

Excluded from segment profits, however, are the vast majority of executive compensation, certain marketing costs, amortization of intangibles (including goodwill and indefinite-lived intangibles through March 31, 2002), special charges, interest costs and other corporate overhead. Financial information for the Company’s reportable segments is as follows:

	Wholesale	Retail	Licensing	Total
Fiscal year ended March 31, 2003
Total segment revenue	$1,420,233	$405,099	$122,728	$1,948,060
Segment profits	117,775	29,301	80,119	227,195
Depreciation and amortization included in segment profits	52,935	12,985	580	66,500

Fiscal year ended March 31, 2002
Total segment revenue	$1,440,888	$379,781	$109,861	$1,930,530
Segment profits	139,490	50,480	64,617	254,587
Depreciation and amortization included in segment profits	51,758	12,239	826	64,823

Fiscal year ended March 31, 2001
Total segment revenue	$1,484,544	$330,965	$119,405	$1,934,914
Segment profits	153,362	59,452	70,098	282,912
Depreciation and amortization included in segment profits	54,317	7,332	965	62,614

A reconciliation of total segment revenue to consolidated net revenue is as follows:

	Fiscal Year Ended March 31,
	2003	2002	2001
Total segment revenue	$1,948,060	$1,930,530	$1,934,914
Intercompany revenue	(60,005)	(53,809)	(53,979)

Consolidated net revenue	$1,888,055	$1,876,721	$1,880,935

Intercompany revenue represents buying agency commissions from consolidated subsidiaries, which is classified under Licensing for segment reporting purposes.

A reconciliation of total segment profits to consolidated income before income taxes is as follows:

	Fiscal Year Ended March 31,
	2003	2002	2001
Segment profits	$227,195	$254,587	$282,912
Corporate expenses not allocated	178,185	68,858	85,492
Special charges	78,186	—	—
Interest expense, net	40,259	31,115	23,962

Consolidated income (loss) before income taxes and cumulative effect of change in accounting principle	$(69,435)	$154,614	$173,458

The Company was incorporated in the BVI; accordingly all sales outside the BVI are considered foreign. Countries representing 5% or more of consolidated net revenue are as follows:

	Fiscal Year Ended March 31,
	2003	2002	2001
United States	$1,496,878	$1,616,726	$1,771,721
Europe	275,769	156,536	—
Canada	91,414	80,311	76,392
Other	23,994	23,148	32,822

Consolidated net revenue	$1,888,055	$1,876,721	$1,880,935

The Company’s long-lived assets by country are as follows:

	March 31,
	2003	2002
United States	$718,401	$1,340,386
Europe	267,248	240,346
Canada	105,457	99,632
Other	21,513	20,199

Total	$1,112,619	$1,700,563

The Company does not desegregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Note 12—Related Parties

See related disclosures in Note 2.

Prior to the TH Europe Acquisition, the Company was party to a third-party geographic license agreement for Europe and certain other countries with TH Europe, a related party. Under this agreement, the licensee paid Tommy Hilfiger Licensing, Inc., a subsidiary of THC (“THLI”), a royalty based on a percentage of the value of licensed products sold by the licensee. Subject to certain exceptions, all products sold by or through the licensee had to be purchased through Tommy Hilfiger (Eastern Hemisphere) Limited, a subsidiary of THC (“THEH”), or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA were paid a buying agency commission based on a percentage of the cost of products sourced through them. The distribution of products under this arrangement began in fiscal 1998. Results of operations include $2,129, for the three months ended June 30, 2001, and $9,554 for the year ended March 31, 2001 of royalties and commissions under this arrangement. In addition, TH Europe subleases certain office space in Amsterdam from a related party for annual rent of approximately $128. In fiscal year 2001, TH Europe also purchased certain fixtures and inventory from the Company for an aggregate purchase price of $358.

The Company is party to a geographic license agreement for Japan with a related party. Subject to certain exceptions, all products sold by or through the licensee must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. Pursuant to these arrangements, royalties and commissions totaled $3,668, $2,616 and $3,562 in fiscal 2003, 2002 and 2001, respectively.

Affiliates of the Company hold an indirect 45% equity interest in Macauniter Malhas E Confeccoes Lda., a company which serves as TH Europe’s distributor in Portugal and also operates a Tommy Hilfiger store under a franchise arrangement with TH Europe. In fiscal year 2003 and fiscal year 2002, with respect to the period after the closing of the TH Europe Acquisition, TH Europe sold $3,821 and $1,349, respectively, of merchandise to this company pursuant to such arrangements.

An affiliate of the Company holds an indirect 25% equity interest in Pepe Jeans SL, which serves as TH Europe’s sales and collection agent in Spain. In the fiscal year ended March 31, 2003 and fiscal year 2002, with respect to the period after the closing of the TH Europe Acquisition, commissions and fees paid by TH Europe pursuant to these arrangements totaled $4,366 and $2,946, respectively.

TH USA purchases finished goods in the ordinary course of business from other affiliated companies. Such purchases amounted to $73,552, $90,408 and $63,245 during the fiscal years ended March 31, 2003, 2002 and 2001, respectively. In addition, contractors of the Company purchase raw materials in the ordinary course of business from affiliates of the Company. Such purchases amounted to $9,955, $9,796 and $5,168 during the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

TH USA sells merchandise in the ordinary course of business to a retail store that is owned by a relative of a director and executive officer of the Company. Sales to this customer amounted to approximately $197, $338 and $690 during the years ended March 31, 2003, 2002 and 2001, respectively.

THEH has two consulting agreements with affiliates. THEH paid fees of $458, $1,000 and $1,000 under these agreements during each of the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

Under the terms of an agreement with an affiliate, Tommy Hilfiger (HK) Limited, a subsidiary of THC (“THHK”), reimburses an affiliate for certain general and administrative expenses, including rent for office space, incurred by the affiliate on behalf of THHK. Payments made to the affiliate for the years ended March 31, 2003, 2002 and 2001 were $512, $394 and $318, respectively.

The son-in-law of an executive officer of the Company has become a partner at a law firm that has provided the Company with various legal services since 1989. Fees paid by the Company to the law firm for the fiscal years ended March 31, 2003, 2002 and 2001 for services rendered were $2,549, $3,742 and $3,507, respectively.

Note 13—Retirement Plans

The Company maintains employee savings plans for eligible U.S. employees. The Company’s contributions to the plans are discretionary with matching contributions of up to 50% of employee contributions up to a maximum of 6% of an employee’s compensation. For the years ended March 31, 2003, 2002 and 2001, the Company made plan contributions of $2,043, $1,871 and $1,753 respectively.

The Company also operates a collective pension plan, through its European subsidiary, for employees who have been employed with TH Europe for at least one year, provided they meet certain criteria. The pension plan is a defined contribution plan and TH Europe pays 50% of the pension contribution for the employee which can range between 3% to 5% depending on the employee’s age. TH Europe contributed approximately $259 and $101 for the fiscal years ended March 31, 2003 and 2002, respectively.

The Company maintains a supplemental executive retirement plan which provides certain members of senior management with a supplemental pension. The supplemental executive retirement plan is an unfunded plan for purposes of both the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974.

The following provides a reconciliation of the benefit obligation and funded status of the supplemental executive retirement plan:

	March 31,
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$7,496	$6,584
Service cost	811	733
Interest cost	582	444
Benefits paid	—	—
Actuarial (gain) or loss	2,676	(265)

Benefit obligation at end of year	$11,565	$7,496

Reconciliation of funded status:
Funded status	$(11,565)	$(7,496)
Unrecognized actuarial (gain) or loss	1,752	(923)
Unrecognized prior service cost	2,141	2,450

Net amount recognized at year-end	$(7,672)	$(5,969)

Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liability	$(8,315)	$(5,969)
Intangible asset	643	—

Net amount recognized at year-end	$(7,672)	$(5,969)

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$11,565	$7,496
Accumulated benefit obligation	8,315	5,521
Unfunded accumulated benefit obligation	8,315	5,521

The components of net periodic benefit cost for the last three fiscal years is as follows:

	Fiscal Year Ended March 31,
	2003	2002	2001
Service cost	$811	$733	$762
Interest cost	583	444	385
Amortization of prior service cost	309	309	309
Amortization of actuarial (gain) or loss	—	(62)	(71)

Net periodic benefits cost	$1,703	$1,424	$1,385

Actuarial assumptions used to determine costs and benefit obligations for the supplemental executive retirement plan are as follows:

	Fiscal Year Ended March 31,
	2003	2002	2001
Discount rate	6.25%	7.25%	7.50%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%

The Company maintains a voluntary deferred compensation plan which provides certain members of senior management with an opportunity to defer a portion of base salary or bonus pursuant to the terms of the plan. The voluntary deferred compensation plan is an unfunded plan for purposes of both the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974. Included in accrued expenses and other current liabilities is $604 and $629 at March 31, 2003 and 2002, respectively, related to this plan.

Note 14—Stock-Based Plans

In September 1992, the Company and its subsidiaries adopted the Tommy Hilfiger U.S.A. and Tommy Hilfiger (Eastern Hemisphere) Limited 1992 Stock Incentive Plans (the “1992 Stock Incentive Plans”) authorizing the issuance of up to 5,940,000 Ordinary Shares to directors, officers and employees of the Company and its subsidiaries. Through October 2001, a total of 13,500,000 additional Ordinary Shares of THC were authorized and reserved for issuance under the 1992 Stock Incentive Plans.

In October 2001, the Company’s shareholders approved the Tommy Hilfiger Corporation 2001 Stock Incentive Plan (together with the 1992 Stock Incentive Plans, the “Employee Stock Incentive Plans”), authorizing the issuance of up to 3,500,000 Ordinary Shares. Following such approval, no further grants may be made under the 1992 Stock Incentive Plans, but grants previously made under such plans remain outstanding in accordance with their terms.

In August 1994, the shareholders of the Company approved the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan (the “Directors Option Plan”). Under

the Directors Option Plan, directors who are not officers or employees of the Company are eligible to receive stock option grants. The total number of Ordinary Shares for which options may be granted under the Directors Option Plan may not exceed 400,000, subject to certain adjustments.

Options granted under the Employee Stock Incentive Plans and the Directors Option Plan vest over periods ranging from 1-6 years with a maximum term of 10 years. The exercise price of all options granted under the Employee Stock Incentive Plans and the Directors Option Plan is the market price on the dates of grant.

Transactions involving the Employee Stock Incentive Plans and the Directors Option Plan are summarized as follows:

	Option Shares	Weighted Average Exercise Price Per Share
Outstanding as of March 31, 2000	10,063,905	$19.92

Granted	1,175,000	$7.47
Exercised	(338,764)	$11.16
Canceled	(2,269,101)	$21.58

Outstanding as of March 31, 2001	8,631,040	$18.09

Granted	1,748,543	$10.70
Exercised	(861,765)	$9.21
Canceled	(1,374,745)	$19.84

Outstanding as of March 31, 2002	8,143,073	$17.10

Granted	1,653,273	$11.40
Exercised	(740,145)	$9.63
Canceled	(862,029)	$20.11

Outstanding as of March 31, 2003	8,194,172	$16.40

Options exercisable at March 31, 2003, 2002 and 2001 were 4,259,036, 3,022,948 and 2,361,013, respectively, at weighted average exercise prices of $18.44, $19.53 and $18.75, respectively.

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.86—$11.53	3,765,752	7.69	$9.90	1,816,306	$10.96
$11.77—$23.00	2,298,000	6.78	$16.84	1,040,000	$19.55
$23.06—$25.23	1,221,050	5.15	$24.97	772,130	$24.95
$25.88—$40.06	909,370	5.32	$30.71	630,600	$30.19

	8,194,172	6.79	$16.40	4,259,036	$18.44

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for stock options granted in 2003, 2002 and 2001. The fair values of options granted were estimated at $4.67 in 2003, $4.55 in 2002 and $3.17 in 2001 on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: volatility of 65%, 66% and 53%; risk free interest rate of 2.7%, 4.0% and 6.3%; expected life of 2.7 years, 3.0 years and 3.2 years; and no future dividends.

Note 15—Statements of Cash Flows

	Fiscal Year Ended March 31,
	2003	2002	2001
Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$45,613	$41,887	$41,452

Income taxes	$21,191	$7,325	$45,318

The impact of exchange rate movements on cash balances was insignificant in fiscal years 2003, 2002 and 2001.

Note 16—Special Charges

In the third quarter of fiscal year 2003, the Company recorded special charges of $87,510 before taxes related to the closure of all but six of its U.S. specialty stores and the impairment of fixed assets of the six U.S. specialty stores that the Company will continue to operate. The special charges consist of $38,929 for the impairment of leasehold improvements, store fixtures and other assets of stores that are being closed, $33,741 for estimated lease termination costs, $2,600 for the write down of inventory (included in cost of goods sold), $610 for other expenses, including employee costs, and $11,630 for an impairment charge to write down to fair value the fixed assets and leasehold improvements at the six stores that will remain open.

In the fourth quarter of fiscal year 2003, the Company closed 18 stores and by April 20, 2003, the Company had closed 37 of the 38 stores that it had planned to exit at a cost below that which was originally expected. Accordingly, $9,324 on a pretax basis, which was previously charged against earnings as part of a special charge in the third quarter, was reported as income for the fourth quarter.

The following table summarizes the activity in the Company’s special charge accrual for specialty store closures:

	Lease Termination	Inventory	Other	Total
Balance March 31, 2002	$—	$—	$—	$—
Additions	33,704	2,600	1,418	37,722
Reductions	(20,344)	(962)	(1,148)	(22,454)
Reversals	(9,478)	—	154	(9,324)

Balance March 31, 2003	$3,882	$1,638	$424	$5,944

There was no activity in the Company’s special charge accrual for specialty store closures during fiscal year 2002 or fiscal year 2001.

The Company terminated and paid severance to approximately 440 employees related to the specialty store closures.

Note 17—Condensed Consolidating Financial Information

The Notes discussed in Note 9 were issued by TH USA and are fully and unconditionally guaranteed by THC. Accordingly, condensed consolidating balance sheets as of March 31, 2003 and 2002, and the related condensed consolidating statements of operations and cash flows for each of the three years in the period ended March 31, 2003, are provided. The operations of TH USA, excluding its subsidiaries, consist of the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries. The non-guarantor subsidiaries of TH USA consist of the Company’s U.S. retail, licensing and other wholesale divisions, as well as the Company’s Canadian operations. Such operations contributed net revenue of $1,149,388, $1,238,069 and $1,265,424 for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations as well as the Company’s European operations. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA’s and THC’s results reflect 100% of the earnings of their respective subsidiaries in each of the years presented. See Note 9 for a description of certain restrictions on the ability of subsidiaries of THC to pay dividends to THC.

Condensed Consolidating Statements of Operations

Year Ended March 31, 2003

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Net revenue	$472,598	$1,450,581	$—	$(35,124)	$1,888,055
Cost of goods sold	323,399	751,353	—	(16,396)	1,058,356

Gross profit	149,199	699,228	—	(18,728)	829,699

Depreciation and amortization	20,687	66,486	—	—	87,173
Goodwill impairment	—	150,612	—	—	150,612
Special charges	—	75,586	—	—	75,586
Other operating expenses	138,673	430,995	(5,430)	(18,734)	545,504

Total operating expenses	159,360	723,679	(5,430)	(18,734)	858,875

Income (loss) from operations	(10,161)	(24,451)	5,430	6	(29,176)
Interest expense	39,527	7,449	—	—	46,976
Interest income	1,547	2,824	2,346	—	6,717
Intercompany interest expense (income)	97,258	(23,697)	(73,561)	—	—

Income (loss) before taxes	(145,399)	(5,379)	81,337	6	(69,435)
Provision (benefit) for income taxes	(38,784)	46,048	6,880	—	14,144
Cumulative effect of change in accounting principle	—	(430,026)	—	—	(430,026)
Equity in net earnings of unconsolidated subsidiaries	(508,802)	—	(588,062)	1,096,864	—

Net income (loss)	$(615,417)	$(481,453)	$(513,605)	$1,096,870	$(513,605)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2002

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Net revenue	$552,711	$1,374,300	$—	$(50,290)	$1,876,721
Cost of goods sold	385,943	713,554	—	(26,408)	1,073,089

Gross profit	166,768	660,746	—	(23,882)	803,632

Depreciation and amortization	30,585	83,544	—	—	114,129
Other operating expenses	153,463	384,657	(6,263)	(28,083)	503,774

Total operating expenses	184,048	468,201	(6,263)	(28,083)	617,903

Income (loss) from operations	(17,280)	192,545	6,263	4,201	185,729
Interest expense	38,501	2,676	—	—	41,177
Interest income	3,724	4,606	1,732	—	10,062
Intercompany interest expense (income)	94,396	(18,158)	(76,238)	—	—

Income (loss) before taxes	(146,453)	212,633	84,233	4,201	154,614
Provision (benefit) for income taxes	(55,479)	68,376	7,172	—	20,069
Equity in net earnings of unconsolidated subsidiaries	126,297	—	57,484	(183,781)	—

Net income (loss)	$35,323	$144,257	$134,545	$(179,580)	$134,545

Condensed Consolidating Statements of Operations

Year Ended March 31, 2001

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Net revenue	$693,132	$1,249,300	$—	$(61,497)	$1,880,935
Cost of goods sold	457,330	690,458	—	(31,467)	1,116,321

Gross profit	235,802	558,842	—	(30,030)	764,614

Depreciation and amortization	39,307	67,333	—	—	106,640
Other operating expenses	172,257	330,205	(7,271)	(34,637)	460,554

Total operating expenses	211,564	397,538	(7,271)	(34,637)	567,194

Income (loss) from operations	24,238	161,304	7,271	4,607	197,420
Interest expense	41,402	10	—	—	41,412
Interest income	3,528	7,823	6,099	—	17,450
Intercompany interest expense (income)	89,092	(10,365)	(78,727)	—	—

Income (loss) before taxes	(102,728)	179,482	92,097	4,607	173,458
Provision (benefit) for income taxes	(22,236)	57,248	7,485	—	42,497
Equity in net earnings of unconsolidated subsidiaries	109,763	—	46,349	(156,112)	—

Net income (loss)	$29,271	$122,234	$130,961	$(151,505)	$130,961

Condensed Consolidating Balance Sheets

March 31, 2003

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$28,493	$229,758	$162,575	$—	$420,826
Accounts receivable	13,929	171,110	—	—	185,039
Inventories	42,128	188,931	—	(1,405)	229,654
Deferred tax assets	27,854	23,976	—	—	51,830
Other current assets	10,542	16,299	1,342	—	28,183

Total current assets	122,946	630,074	163,917	(1,405)	915,532
Property, plant and equipment, at cost, less
accumulated depreciation and amortization	130,136	118,154	—	—	248,290
Intangible assets, subject to amortization	—	8,744	—	—	8,744
Intangible assets, not subject to amortization	—	625,205	—	—	625,205
Goodwill	—	219,153	—	—	219,153
Investment in subsidiaries	969,025	209,290	66,527	(1,244,842)	—
Other assets	6,318	4,909	—	—	11,227

Total Assets	$1,228,425	$1,815,529	$230,444	$(1,246,247)	$2,028,151

Liabilities and Shareholders' Equity
Current liabilities
Short-term borrowings	$—	$19,380	$—	$—	$19,380
Current portion of long-term debt	151,249	617	—	—	151,866
Accounts payable	20,729	27,024	—	—	47,753
Accrued expenses and other current liabilities	74,625	118,912	512	(26)	194,023

Total current liabilities	246,603	165,933	512	(26)	413,022
Intercompany payable (receivable)	1,042,234	(223,922)	(813,443)	(4,869)	—
Long-term debt	349,958	322	—	—	350,280
Deferred tax liability	(5,618)	220,443	—	—	214,825
Other liabilities	308	6,341	—	—	6,649
Shareholders' equity	(405,060)	1,646,412	1,043,375	(1,241,352)	1,043,375

Total Liabilities and Shareholders' Equity	$1,228,425	$1,815,529	$230,444	$(1,246,247)	$2,028,151

Condensed Consolidating Balance Sheets

March 31, 2002

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$135,729	$135,143	$116,375	$—	$387,247
Accounts receivable	51,781	172,614	—	—	224,395
Inventories	46,134	140,248	—	(1,410)	184,972
Deferred tax assets	41,003	20,463	—	—	61,466
Other current assets	11,668	22,285	1,883	(28)	35,808

Total current assets	286,315	490,753	118,258	(1,438)	893,888
Property, plant and equipment, at cost, less accumulated depreciation and amortization	152,438	150,499	—	—	302,937
Intangible assets, subject to amortization	—	10,879	—	—	10,879
Intangible assets, not subject to amortization	—	609,938	—	—	609,938
Goodwill	—	769,275	—	—	769,275
Investment in subsidiaries	1,477,827	206,790	595,071	(2,279,688)	—
Other assets	5,560	1,974	—	—	7,534

Total Assets	$1,922,140	$2,240,108	$713,329	$(2,281,126)	$2,594,451

Liabilities and Shareholders' Equity
Current liabilities
Short-term borrowings	$—	$62,749	$—	$—	$62,749
Current portion of long-term debt	—	698	—	—	698
Accounts payable	6,879	22,101	—	—	28,980
Accrued expenses and other current liabilities	113,321	96,481	493	(25)	210,270

Total current liabilities	120,200	182,029	493	(25)	302,697
Intercompany payable (receivable)	1,031,416	(251,570)	(784,626)	4,780	—
Long-term debt	574,620	667	—	—	575,287
Deferred tax liability	(13,638)	228,602	—	—	214,964
Other liabilities	325	3,716	—	—	4,041
Shareholders' equity	209,217	2,076,664	1,497,462	(2,285,881)	1,497,462

Total Liabilities and Shareholders' Equity	$1,922,140	$2,240,108	$713,329	$(2,281,126)	$2,594,451

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2003

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(615,417)	$(481,453)	$(513,605)	$1,096,870	$(513,605)
Adjustments to reconcile net income to net cash provided by operating activities
Cumulative effect of change in accounting principle	—	430,026	—	—	430,026
Goodwill impairment	—	150,612	—	—	150,612
Depreciation and amortization	20,687	67,257	—	—	87,944
Deferred taxes	22,295	(24,332)	—	—	(2,037)
Provision for special charge-non cash	—	49,978	—	—	49,978
Changes in operating assets and liabilities	48,182	14,445	(35,434)	(6)	27,187

Net cash provided by (used in) operating activities	(524,253)	206,533	(549,039)	1,096,864	230,105

Cash flows from investing activities
Purchases of property and equipment	(18,249)	(53,654)	—	—	(71,903)
Net activity in equity in net earnings of unconsolidated subsidiaries	508,802	—	588,062	(1,096,864)	—

Net cash provided by (used in) investing activities	490,553	(53,654)	588,062	(1,096,864)	(71,903)

Cash flows from financing activities
Payments on long-term debt	(73,536)	(698)	—	—	(74,234)
Proceeds from the exercise of stock options	—	—	7,177	—	7,177
Repayments of short-term bank borrowings, net	—	(57,566)	—	—	(57,566)

Net cash provided by (used in) financing activities	(73,536)	(58,264)	7,177	—	(124,623)

Net increase (decrease) in cash	(107,236)	94,615	46,200		33,579
Cash and cash equivalents, beginning of period	135,729	135,143	116,375	—	387,247

Cash and cash equivalents, end of period	$28,493	$229,758	$162,575	$—	$420,826

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2002

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$35,323	$144,257	$134,545	$(179,580)	$134,545
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	30,585	86,741	—	—	117,326
Deferred taxes	(18,731)	11,960	—	—	(6,771)
Changes in operating assets and liabilities	207,171	(25,828)	(68,942)	(4,201)	108,200

Net cash provided by (used in) operating activities	254,348	217,130	65,603	(183,781)	353,300

Cash flows from investing activities
Purchases of property and equipment	(27,244)	(69,679)	—	—	(96,923)
Acquisition of businesses, net of cash acquired	—	(205,061)	—	—	(205,061)
Net activity in equity in net earnings of unconsolidated subsidiaries	(126,297)	—	(57,484)	183,781	—

Net cash provided by (used in) investing activities	(153,541)	(274,740)	(57,484)	183,781	(301,984)

Cash flows from financing activities
Proceeds of long-term debt	144,921	—	—	—	144,921
Payments on long-term debt	(155,000)	(538)	—	—	(155,538)
Proceeds from the exercise of stock options	—	—	7,997	—	7,997
Repayments of short-term bank borrowings, net	—	20,120	—	—	20,120

Net cash provided by (used in) financing activities	(10,079)	19,582	7,997	—	17,500

Net increase (decrease) in cash	90,728	(38,028)	16,116	—	68,816
Cash and cash equivalents, beginning of period	45,001	173,171	100,259	—	318,431

Cash and cash equivalents, end of period	$135,729	$135,143	$116,375	$—	$387,247

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2001

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$29,271	$122,234	$130,961	$(151,505)	$130,961
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	39,307	68,928	—	—	108,235
Deferred taxes	(14,039)	23,122	—	—	9,083
Changes in operating assets and liabilities	61,681	(109,412)	(4,973)	(4,607)	(57,311)

Net cash provided by (used in) operating activities	116,220	104,872	125,988	(156,112)	190,968

Cash flows from investing activities
Purchases of property and equipment	(26,956)	(46,934)	—	—	(73,890)
Net activity in equity in net earnings of unconsolidated subsidiaries	(109,763)	—	(46,349)	156,112	—

Net cash provided by (used in) investing activities	(136,719)	(46,934)	(46,349)	156,112	(73,890)

Cash flows from financing activities
Payments on long-term debt	(50,000)	—	—	—	(50,000)
Proceeds from the exercise of stock options	—	—	3,710	—	3,710
Purchase of treasury shares	—	—	(61,231)	—	(61,231)
Repayments of short-term bank borrowings, net	—	(523)	—	—	(523)
Capital contribution	90,000	—	(90,000)	—	—

Net cash provided by (used in) financing activities	40,000	(523)	(147,521)	—	(108,044)

Net increase (decrease) in cash	19,501	57,415	(67,882)	—	9,034
Cash and cash equivalents, beginning of period	25,500	115,756	168,141	—	309,397

Cash and cash equivalents, end of period	$45,001	$173,171	$100,259	$—	$318,431

Note 18—Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Net revenue	$366,330	$546,479	$477,259	$497,987
Gross profit	163,273	248,406	205,777	212,243
Net income (loss)	(438,758)	60,994	(22,075)	(113,766)
Basic earnings (loss) per share	(4.88)	0.67	(0.24)	(1.26)
Diluted earnings (loss) per share	(4.88)	0.67	(0.24)	(1.26)

2002
Net revenue	$355,688	$546,442	$474,793	$499,798
Gross profit	151,742	238,484	201,349	212,057
Net income	9,013	47,875	36,958	40,699
Basic earnings per share	0.10	0.54	0.41	0.45
Diluted earnings per share	0.10	0.53	0.41	0.45

Fiscal 2003 first quarter financial data reflects a non-cash charge of $430,026 or $4.78 per diluted share which resulted from the adoption of SFAS 142. This charge was recorded as a cumulative effect of change in accounting principle. In conjunction with adopting SFAS 142, the Company recorded a one-time, non cash, deferred tax charge of $11,358, or $0.13 per diluted share, in the first quarter of fiscal year 2003.

Fiscal 2003 third quarter financial data reflects special charges of $87,510 before taxes or $0.62 per diluted share.

Fiscal 2003 fourth quarter data reflects the reversal of special charges of $9,324 before taxes, or $0.07 per share after taxes, and the goodwill impairment of $150,612, or $1.67 per share.

The quarterly financial data for the years ended March 31, 2003 and 2002 are unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present such data fairly.

Note 19—Share Repurchase Program

On April 7, 2000 the Company announced that its Board of Directors authorized the repurchase of up to $150,000 of its outstanding Ordinary Shares over a period of up to 18 months using available cash. Under this share repurchase program, the Company repurchased 6,192,600 Ordinary Shares at an aggregate cost of $61,231 during fiscal year 2001. In connection with the TH Europe Acquisition, the Company’s Board of Directors terminated the remaining portion of the share repurchase program, effective June 28, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

Name	Age	Present Position
Thomas J. Hilfiger	52	Honorary Chairman of the Board, Principal Designer and Director
Joel J. Horowitz	52	Chairman of the Board, Chief Executive Officer, President and Director
Clinton V. Silver	73	Director
Robert T. T. Sze	62	Director
David Tang	48	Director
Joel H. Newman	61	Executive Vice President-Finance and Operations and Assistant Secretary
Arthur Bargonetti	69	Senior Vice President-Operations
Joseph Scirocco	46	Chief Financial Officer, Senior Vice President and Treasurer
James P. Reilly	39	Vice President and Corporate Controller
Lawrence T. S. Lok	46	Secretary

Thomas J. Hilfiger has been a Director and Principal Designer of the Company since 1992 and Honorary Chairman of the Board of the Company since 1994. Mr. Hilfiger served as Chairman of the Board of the Company from October 2002 to February 2003. Mr. Hilfiger was Vice Chairman of the Board of the Company and its predecessors from 1989 to 1994, and President of Tommy Hilfiger, Inc. from 1982 to 1989. Mr. Hilfiger has been designing clothes under the Tommy Hilfiger trademarks since 1984.

Joel J. Horowitz is Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Horowitz has served as Chairman of the Board since February 2003, as Chief Executive Officer since 1994 and as President since 1995. From 1989 to 1994, Mr. Horowitz served as President and Chief Operating Officer of the Company and its predecessors. Mr. Horowitz has been a Director of the Company since 1992.

Clinton V. Silver has been a Director of the Company since 1994. Mr. Silver served as Deputy Chairman of Marks & Spencer plc, an international retailer based in London, from 1991 to 1994 and as a consultant from 1994 to 1999. In addition, Mr. Silver served as a director of Marks & Spencer plc from 1974 to 1994 and as Joint Managing Director from 1990 to 1994. Mr. Silver also served as Chairman of the British Fashion Council from 1994 to 1997.

Robert T.T. Sze was appointed as a Director of the Company in September 2002. Mr. Sze currently serves as a director and Chairman of the Audit Committee of a number of public companies in Hong Kong, including Asia Satellite Telecommunications Holdings Limited, which is also listed on the New York Stock Exchange. Previously, Mr. Sze served as a Partner of Price Waterhouse Hong Kong for over 20 years. Mr. Sze is a fellow of the Institute of Chartered Accountants in England and Wales and the Hong Kong Society of Accountants.

David Tang has served as a Director of the Company since February 2003. Mr. Tang is the founder of China Clubs (Hong Kong, Beijing and Singapore) and Shanghai Tang Stores. He serves as a director of two publicly-listed companies in Hong Kong and as an advisor of a number of other companies based in the United States and the United Kingdom.

Joel H. Newman has been Executive Vice President—Finance and Operations of the Company since 2001. Mr. Newman also served as the Company’s Chief Financial Officer from 2001 to October 2002 and served as Chief Financial and Administrative Officer and Executive Vice President from 2000 to 2001. Prior thereto, Mr. Newman served as Chief Administrative Officer and Executive Vice President—Finance from 1998 to 2000 and as Executive Vice President-Operations from 1997 to 1998. Since 1993, Mr. Newman has also held various senior operations and financial positions with TH USA, for which he currently serves as Chief Operating Officer. Prior to joining the Company, Mr. Newman held various senior operations and financial positions with major companies in the apparel wholesale and retail industries.

Arthur Bargonetti has been Senior Vice President-Operations of the Company since 1998. From 1994 to 1998, Mr. Bargonetti served as the Chief Operating Officer and Executive Vice President of Pepe Jeans USA, Inc. Prior thereto, Mr. Bargonetti was the Chief Operating Officer and Executive Vice President of Bidermann Industries U.S.A., Inc.

Joseph Scirocco is Chief Financial Officer, Senior Vice President and Treasurer of the Company. Mr. Scirocco has been Chief Financial Officer since October 2002 and Senior Vice President and Treasurer since 1997. Prior to joining the Company, Mr. Scirocco was employed in the Retail and Consumer Products Group of Price Waterhouse LLP, where he had served as an Audit Partner since 1990.

James P. Reilly has been Vice President and Corporate Controller of the Company since October 2002. Since 1994, Mr. Reilly has also held various senior financial positions with TH USA including Senior Vice President and Corporate Controller. Prior to joining the Company, Mr. Reilly was an Audit Senior Manager at Ernst & Young, LLP.

Lawrence T.S. Lok has served as Secretary of the Company since 1994. In addition, Mr. Lok has been Secretary of Novel Enterprises since 1994 and of Novel Denim since 1997. Mr. Lok has also served as Deputy Financial Controller of Novel Enterprises for more than the past five years.

Terms of Directors

The Company’s Board of Directors is divided into three classes with staggered three-year terms. At each Annual Meeting of Shareholders, the successors of the class of directors whose terms expire at such meeting are elected for three-year terms. The term of Mr. Silver expires in 2003; the terms of Messrs. Horowitz and Tang expire in 2004; the terms of Messrs. Hilfiger and Sze expire in 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission (the “SEC”) and the New

York Stock Exchange. Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company’s Reporting Persons during and with respect to the fiscal year ended March 31, 2003 have been complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid and accrued by the Company and its subsidiaries for the fiscal years ended March 31, 2003, 2002 and 2001 to the Company’s chief executive officer and the four other most highly compensated executive officers (the “Named Executive Officers”).

	Fiscal Year	Annual Compensation				Long-Term Compensation	All Other Compensation ($)
						Awards
Name and Principal Position		Salary ($)		Bonus ($)		Securities Underlying Stock Options (#)
Joel J. Horowitz	2003	662,678		7,645,000	(1)	—	6,000	(2)
Chairman of the Board, Chief Executive Officer and President	2002 2001	662,678 625,000		10,053,000 12,097,000	(1) (1)	— —	5,500 5,100

Thomas J. Hilfiger	2003	20,563,000	(3)	—		—	6,000	(2)
Honorary Chairman of the Board	2002	22,360,000	(3)	—		—	5,500
and Principal Designer	2001	24,925,000	(3)	—		—	5,100

Joel H. Newman	2003	850,000		567,000		50,000	16,400	(4)
Executive Vice President-Finance	2002	750,000		600,000		—	15,100
and Operations	2001	650,000		550,000		100,000	15,475

Arthur Bargonetti	2003	600,000		200,000		—	5,500	(2)
Senior Vice President—Operations	2002	600,000		300,000		—	5,475
	2001	550,000		275,000		200,000	5,475

Joseph Scirocco	2003	420,000		75,000		75,000	5,800	(2)
Chief Financial Officer	2002	400,000		152,000		—	5,213
Senior Vice President & Treasurer	2001	385,000		177,050		—	5,284

(1)	Pursuant to an incentive plan approved by shareholders of the Company, Mr. Horowitz receives an annual bonus equal to 5% of the Company’s operating earnings (as defined below). “See Certain Employment Agreements.”
(2)	Amount represents employer matching contribution under the Tommy Hilfiger U.S.A. 401(k) Profit Sharing Plan (the “401(k) Plan”).
(3)	Pursuant to an employment agreement entered into prior to the Company’s initial public offering, Mr. Hilfiger receives annual salary payments equal to $900,000 plus 1.5% of the net sales (as defined in the agreement) of TH USA and its subsidiaries over $48,333,333. See “Certain Employment Agreements.”
(4)	Amount represents employer matching contribution under the 401(k) Plan of $6,400 plus reimbursement for supplemental term life insurance premium payments of $10,000.

Stock Option Grants

The following table sets forth information regarding grants of stock options during fiscal year 2003.

Stock Option Grants In Last Fiscal Year

	Individual Grants					Grant Date Value
Name	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Year	Exercise Price $/Share	Expiration Date	Grant Date Present Value ($)
Joel H. Newman	50,000	(1)	3.0	$14.495	5/22/12	346,440	(3)
Joseph Scirocco	50,000	(2)	3.0	$7.60	10/31/12	170,965	(4)
	25,000	(1)	1.5	$14.495	5/22/12	173,220	(3)

(1)	The stock options granted to Mr. Newman and Mr. Scirocco on May 22, 2002, were non-qualified options granted pursuant to the Tommy Hilfiger Corporation 2001 Stock Incentive Plan. Such options become exercisable at a rate of 25%, 25% and 50% on May 31, 2003, May 31, 2004 and May 31, 2005, respectively.
(2)	The stock options granted to Mr. Scirocco on October 31, 2002, were non-qualified options granted pursuant to the Tommy Hilfiger Corporation 2001 Stock Incentive Plan. Such options become exercisable at a rate of 25%, 25% and 50% on October 31, 2003, October 31, 2004 and October 31, 2005, respectively.
(3)	The fair value of these options on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions: volatility of 67%; risk –free interest rate of 3.8%, expected life of 3 years; and no future dividends. The dollar amount in this column is not intended to forecast potential future appreciation, if any, of the Company’s Ordinary Shares.
(4)	The fair value of these options on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions: volatility of 67%; risk –free interest rate of 2.3%, expected life of 3 years; and no future dividends. The dollar amount in this column is not intended to forecast potential future appreciation, if any, of the Company’s Ordinary Shares.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information regarding stock option exercises during fiscal year 2003 by the Named Executive Officers, and the values of such officer’s unexercised options as of March 31, 2003.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securites Underlying Unexercised Stock Options at Fiscal Year-End (#) Exercisable/Unexercisable	Value of Unexercised In-the- Money Stock Options at Fiscal Year-End ($) Exercisable/Unexercisable
Joel H. Newman	2,500	21,869	495,000/50,000	0 / 0
	64,166	547,294

Supplemental Executive Retirement Plan

The Company maintains the Tommy Hilfiger U.S.A., Inc. Supplemental Executive Retirement Plan (the “SERP”), a nonqualified unfunded plan, to provide retirement benefits to senior executives designated by the Chief Executive Officer of TH USA. As of March 31, 2003, Messrs. Newman, Bargonetti and Scirocco were the Named Executive Officers participating in the SERP.

Pension Plan Table. The following table shows the estimated hypothetical annual benefit payable under the SERP to participants retiring at age 65 based on the specified final average compensation and years of service.

	Years of Service
Final Average Base Salary	15	20	25	30	35
$250,000	$75,000	$100,000	$125,000	$125,000	$125,000
300,000	90,000	120,000	150,000	150,000	150,000
350,000	105,000	140,000	175,000	175,000	175,000
400,000	120,000	160,000	200,000	200,000	200,000
450,000	135,000	180,000	225,000	225,000	225,000
500,000	150,000	200,000	250,000	250,000	250,000
750,000	225,000	300,000	375,000	375,000	375,000
1,000,000	300,000	400,000	500,000	500,000	500,000

The benefit payable under the SERP is a lifetime annuity equal to 2% of the participant’s average base salary for the last three full calendar years of employment multiplied by the participant’s years of service (up to a maximum of 25 years). Payments to vested participants commence after termination of employment and upon the earlier of (i) the attainment of age 65 or (ii) the request of the participant at any time after the attainment of age 55 (in which case the annual amount is reduced by 5% per year for each year it is paid before the participant’s attainment of age 65). Participants become vested under the SERP upon the earliest of (a) the completion of 10 years of service, (b) the attainment of age 40 and completion of five years of service or (c) the attainment of age 65; provided that a participant who is terminated for “cause” (as defined in the SERP) will forfeit all rights to the SERP benefit (whether or not vested). Payments under the SERP are subject to any applicable Social Security or other taxes required to be withheld by law.

For purposes of the SERP, the amount specified in the Annual Compensation portion of the Summary Compensation Table under the heading “Salary” would constitute “base salary.” As of March 31, 2003, Messrs. Newman, Bargonetti and Scirocco have completed 10, 8, and 5 years of service, respectively, and were vested under the SERP.

Certain Employment Agreements

Subsidiaries of the Company had employment agreements with Messrs. Hilfiger, Horowitz, Newman, and Bargonetti during fiscal year 2003. Mr. Scirocco has a non-competition agreement with a subsidiary of the Company.

The employment agreement with Mr. Hilfiger, the Company’s Honorary Chairman of the Board and Principal Designer, provides for his employment as the designer of all products carrying the Tommy Hilfiger trademarks until his death, disability or incompetence. Mr. Hilfiger receives an annual base salary of $900,000, subject to adjustments. If net sales (as defined in the agreement) of TH USA and its subsidiaries are less than $48,333,333 in any year, Mr. Hilfiger’s base salary for such year is reduced by 1.5% of such shortfall, to not less than $500,000. If net sales are greater than $48,333,333 in any fiscal year, Mr. Hilfiger receives an additional payment equal to 1.5% of such excess. If Mr. Hilfiger terminates his employment without the consent of TH USA other than by reason of his death, disability or incompetence, TH USA will have no further obligations under the agreement. The agreement provides that TH USA and its subsidiaries cannot enter into any line of business without the consent of Mr. Hilfiger if he shall reasonably determine that such line of business would be detrimental to the Tommy Hilfiger trademarks.

The employment agreement with Mr. Horowitz provides for his employment as Chief Executive Officer of the Company and TH USA until March 31, 2004. The agreement provided for an annual base salary in fiscal year 2003 of $662,678. The base salary is subject to increase each year by the average percentage increase for all employees of TH USA.

The Company is subject to Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162 (m)”), under which public companies are not permitted to deduct for federal income tax purposes annual compensation paid to certain executive officers in excess of $1,000,000 per executive, unless such excess is paid pursuant to an arrangement based upon performance and approved by shareholders and provided that the other requirements set forth in Section 162 (m) and related regulations are met. Payments required to be made pursuant to the aforementioned employment agreement with Mr. Hilfiger, which was entered into prior to the effective date of Section 162(m), are not subject to such restrictions.

On August 6, 1998, the Company’s Compensation Committee approved and the Board of Directors adopted, and on November 2, 1998, the shareholders approved, the renewal of the Tommy Hilfiger U.S.A., Inc. Supplemental Executive Incentive Compensation Plan (the “SEIC Plan”), which was scheduled to terminate on April 1, 1999, for each of the five fiscal years in the period ending March 31, 2004. The purpose of the SEIC Plan is to provide a significant and flexible economic opportunity to Mr. Horowitz, Chief Executive Officer and President of the Company and Chief Executive Officer of TH USA, in an effort to reward his contribution to the Company and its subsidiaries. The SEIC Plan is administered by the Company’s Compensation Committee and provides for a cash award to Mr. Horowitz equal to 5% of the Company’s consolidated earnings before depreciation, interest on financing of fixed assets, non-operating expenses and taxes (“operating earnings”). Awards under the plan are calculated and paid quarterly based on 3.75% of operating earnings for the first three fiscal quarters, with the remaining amount of the bonus (based on the 5% rate) payable at the end of the fiscal year. The amount of the award is reduced by the amount of any other bonuses paid or payable under any employment or bonus agreement between the Company or TH USA and Mr. Horowitz. The SEIC Plan does not contain any cap on the maximum amount of the bonus payable thereunder. The SEIC Plan bonus payable to Mr. Horowitz in respect of fiscal year 2003 was $7,645,000. While the Company believes that compensation payable pursuant to the SEIC Plan will be deductible for federal income tax purposes pursuant to Section 162(m), there can be no assurance in this regard.

The employment agreements with Messrs. Hilfiger and Horowitz also provide that such executives are eligible to receive additional annual bonuses at the discretion of TH USA’s Board of Directors or Compensation Committee. If, however, compensation is awarded based on an arrangement that does not satisfy the requirements of Section 162(m), the Company would not be allowed to deduct for tax purposes any payments in excess of the $1,000,000 limitation. No discretionary bonuses were paid to these executives with respect to the Company’s last three fiscal years.

Messrs. Hilfiger and Horowitz have agreed to waive any additional compensation attributable to the net sales and operating earnings of the Company’s acquired European licensee to which they might otherwise be contractually entitled under their existing employment arrangements. See “Certain Relationships and Related Transactions — The TH Europe Acquisition” in Item 13.

The employment agreement, as amended with Mr. Newman, the Company’s Executive Vice President—Finance and Operations, provides for his employment with TH USA until March 31, 2004. Thereafter, the agreement automatically renews for successive one-year terms unless terminated upon prior notice by either party. The agreement provided for an annual base salary in fiscal year 2003 of $850,000, and provides for a base salary of $950,000 in fiscal year 2004. Under the agreement, Mr. Newman is entitled to receive a minimum bonus of $634,000 in fiscal year 2004; provided that if the Company achieves or exceeds its annual budget for a specified fiscal year, the minimum bonus will be 100% of the base salary for such year.

If Mr. Newman’s employment is terminated by the Company without “cause” (as defined in the agreement) or by Mr. Newman with “good reason” (as defined in the agreement), or because the agreement is not renewed by either party past March 31, 2004 or past the end of any subsequent renewal term, Mr. Newman will generally, subject to certain conditions, be entitled to receive (i) base salary continuation until the end of the then current term plus one year (subject to mitigation from compensation and benefits received from other employment (the “Mitigation”)), (ii) any unpaid bonus for a fiscal year that ended on or before the date of termination, (iii) for a termination occurring on or prior to March 31, 2004, his full bonus for the fiscal year ended March 31, 2004, and (iv) for a termination occurring after March 31, 2004, a pro-rated annual bonus for the fiscal year in which the termination occurs.

In addition, if Mr. Newman’s employment is terminated during calendar year 2003 by the Company without cause or by Mr. Newman with good reason, he will receive a full year’s credited service for 2003 under the SERP. Finally, if Mr. Newman’s employment is terminated by the Company without cause or by Mr. Newman with good reason within two years after a change of control, his salary continuation payments will not be subject to the Mitigation.

The employment agreement with Mr. Bargonetti, the Company’s Senior Vice President—Operations, provides for his employment with TH USA until March 31, 2004. Thereafter, the agreement automatically renews for successive one-year terms unless terminated upon prior notice by either party. The agreement provided for an annual base salary of $600,000 in fiscal year 2003, and provides for an annual base salary of $600,000 plus any percentage increase equal to the average percentage increase for all THUSA employees in fiscal year 2004. Under the agreement, Mr. Bargonetti is entitled to a minimum bonus of 33% of his annual base salary in each fiscal year and is eligible to receive a bonus of up to 100% of his annual base salary in the event the Company achieves or exceeds certain performance targets in each fiscal year. Upon execution of the agreement, the exercisability of 66,667 and 40,000 stock options previously granted to Mr. Bargonetti were accelerated to July 31, 2001 and June 30, 2003, respectively.

If Mr. Bargonetti’s employment is terminated by the Company without “cause” (as defined in the agreement) or due to long-term disability or by Mr. Bargonetti for “good reason” (as defined in the agreement), or the Company does not renew the agreement at the end of the initial term or any renewal term, Mr. Bargonetti will, subject to certain conditions, be entitled to receive base salary continuation until the greater of the end of the initial term or then current renewal term or the one year period commencing with the termination date (subject to mitigation from compensation and benefits received from other employment or Company-sponsored long-term disability payments).

Mr. Scirocco, the Company’s Chief Financial Officer, Senior Vice President and Treasurer has entered into a non-competition and confidentiality agreement with the Company. The agreement provides that Mr. Scirocco will not engage in or carry on, directly or indirectly, any business in competition with the businesses carried on by the Company during the period of his employment with the Company or for one year after leaving the employ of the Company, or, during the two-year period immediately following the termination of his employment with the Company, directly employ or retain any person who was employed or retained by the Company or any of its parents, subsidiaries, affiliates and divisions within the six-month period immediately preceding such employment or retention. In consideration of Mr. Scirocco’s agreements, the Company granted Mr. Scirocco 50,000 stock options, accelerated the exercisability of certain stock options previously granted to Mr. Scirocco on February 25, 2000 to the date of the agreement, and agreed to continue Mr. Scirocco’s then current base salary for one-year following his termination by the Company (subject to mitigation from compensation and benefits received from other employment), provided that such termination was not due to death, disability, “cause” (as defined in the agreement) or voluntary resignation without “good reason” (as defined in the agreement), and to accelerate the vesting of all outstanding stock options previously granted to Mr. Scirocco as of the date of termination. In the event the Company elects to enforce the non-competition provisions of the agreement and Mr. Scirocco is not otherwise receiving severance payments as set forth in the agreement, then, subject to certain conditions, the Company shall pay Mr. Scirocco during the one year non-competition period his base salary as of his termination date.

In addition, the agreement provides that if a “change of control” (as defined in the agreement) of the Company shall occur and Mr. Scirocco’s employment is terminated by the Company either in connection with such change of control or within six months after the change in control, in addition to the severance arrangements provided for in the agreement, Mr. Scirocco will be entitled to a lump sum payment equal to one half of his then current annual base salary.

Stock-Based Plans

Employee Stock Incentive Plans. At the Company’s 2001 annual meeting, the shareholders approved the Tommy Hilfiger Corporation 2001 Stock Incentive Plan (the “2001 Stock Incentive Plan”). Following such approval, no further grants may be made under the Tommy Hilfiger U.S.A. and Tommy Hilfiger (Eastern Hemisphere) Limited 1992 Stock Incentive Plans (the “1992 Stock Incentive Plans”; and together with the 2001 Stock Incentive Plan, the “Employee Stock Incentive Plans”). Grants previously made under the 1992 Stock Incentive Plans remain outstanding in accordance with their terms.

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

The 2001 Stock Incentive Plan is administered by the Company’s Compensation Committee. Awards under the plan are subject to such terms and conditions as may be determined by the Compensation Committee and specified in the applicable award agreement; provided that any stock option or related stock appreciation right must have an exercise price of not less than fair market value at, and may not be exercisable more than 10 years after, the date of grant. An award agreement may provide for acceleration or immediate vesting in the event of a change of control of the Company or any of its subsidiaries.

Messrs. Hilfiger and Horowitz are not eligible for grants under the 2001 Stock Incentive Plan. Currently, over half of the full-time employees of the Company and its subsidiaries are participants in the Employee Stock Incentive Plans.

Directors Option Plan. In August 1994, the shareholders of the Company approved the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan (the “Directors Option Plan”). Options for up to 400,000 Ordinary Shares (subject to certain adjustments as provided in the plan) may be granted under the Directors Option Plan. Each director who is not an officer or employee of the Company or any subsidiary of the Company (a “Non-Employee Director”) receives an initial stock option to purchase 20,000 Ordinary Shares, and subsequent annual grants of options to purchase 2,000 Ordinary Shares, in each case at an exercise price equal to the fair market value at the date of grant.

The Directors Option Plan is administered by the Company’s Compensation Committee. However, grants of stock options to participants under the Plan and the amount, nature and timing of the grants are not subject to the determination of such committee.

The term of each stock option granted under the Directors Option Plan is 10 years unless earlier terminated by termination of the director status of a Non-Employee Director, and the stock options are exercisable in equal installments over five years from the date of grant.

Director Compensation

Directors who are officers or employees of the Company or any of its subsidiaries receive no additional compensation for their service on the Board and its Committees. All Non-Employee Directors receive the following retainers: $40,000 per annum for members of the Board; $5,000 per annum for members of standing committees; and $3,000 per annum for Chairmen of standing committees. The Non-Employee Directors also receive $2,000 for attendance at each meeting of the Board of Directors or a committee. In addition, the Non-Employee Directors participate in the Directors Option Plan. See “Stock-Based Plans.”

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee consists of Mr. Sze, who is the Chairman, Mr. Silver and Mr. Tang.

During the fiscal year ended March 31, 2003, Silas K.F. Chou and Lawrence S. Stroll resigned as Directors of the Company. In addition, in April 2003, Ronald K.Y. Chao and Lester Ma resigned as Directors of the Company.

Sportswear Holdings Limited, a BVI corporation (“Sportswear”), is indirectly 50% owned by Westleigh Limited, a BVI corporation privately owned by members of the Chao family (including Messrs. Silas K.F. Chou, former Co-Chairman of the Board and a former Director of the Company, and Ronald K.Y. Chao, a former Director of the Company) and an affiliate of Novel Enterprises Limited (“Westleigh”), and 50% owned by Flair Investment Holdings Limited, a BVI corporation in which Mr. Stroll, former Co-Chairman of the Board and a former Director of the Company, has an indirect beneficial ownership interest (“Flair”). AIHL-Pepe Limited, a BVI corporation (collectively with its predecessors and certain of its affiliates, “AIHL”), is owned 70% by Sportswear, 22.5% by Mr. Hilfiger, Honorary Chairman of the Board, Principal Designer and a Director of the Company, and 7.5% by Mr. Horowitz, Chairman of the Board, Chief Executive Officer, President and a Director of the Company.

Mr. Lester Ma, a former Director of the Company, may have certain economic interests based on the performance of AIHL and its affiliates. Novel Enterprises Limited (“Novel Enterprises”) and its affiliates also hold other interests in the apparel industry, including an approximately 50% ownership interest in Novel Denim Holdings Limited (“Novel Denim”).

During the Company’s last fiscal year, (i) Messrs. Chou, Stroll, Hilfiger, Horowitz, Chao and Ma were executive officers and/or directors of AIHL, (which has no Compensation Committee), (ii) Messrs. Chou, Stroll, Chao and Ma were executive officers and/or directors of Sportswear, (which has no Compensation Committee), (iii) Messrs. Chou and Chao were executive officers and/or directors of Westleigh, (which has no Compensation Committee), (iv) Messrs. Chou, Chao and Ma were executive officers and/or directors of Novel Enterprises (which has no Compensation Committee), and (v) Mr. Chou was an executive officer, director and Chairman of the compensation committee, Mr. Ma was an executive officer and director and Mr. Chao was a director, of Novel Denim.

See Item 13, “Certain Relationships and Related Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth data as of May 31, 2003 concerning the beneficial ownership of Ordinary Shares by (i) the persons known to the Company to beneficially own more than 5% of the outstanding Ordinary Shares, (ii) all directors and nominees and each Named Executive Officer and (iii) all directors and executive officers as a group.

	Amount Beneficially Owned		Percent of Class(1)
FMR Corp. (2)
82 Devonshire Street
Boston, MA 02109	13,583,170		15.0%

Lord, Abbett & Co. (3)
90 Hudson Street
Jersey City, NJ 07302	9,183,430		10.1%

PRIMECAP Management Company (4)
225 South Lake Avenue #400
Pasadena, CA 91101	5,799,875		6.4%

Franklin Resources, Inc. (5)
One Franklin Parkway
San Mateo, CA 94403-1906	5,177,100		5.7%

Directors and Named Executive Officers:
Thomas J. Hilfiger	3,968,548		4.4%
Joel J. Horowitz	516,182		*
Clinton V. Silver	11,600	(6)	*
Robert T.T. Sze	0		*
David Tang	0		*
Joel H. Newman	507,500	(7)	*
Arthur Bargonetti	286,666	(7)	*
Joseph Scirocco	136,250	(7)	*
All directors and executive officers as a group
(10 persons)	5,445,396	(8)	5.9%

* Less than 1%.

(1)	Shares outstanding with respect to each person includes the right to acquire beneficial ownership of Ordinary Shares pursuant to currently exercisable stock options, if any, held by such person under Company stock option plans. See footnotes, 6, 7 and 8. For purposes of this table, “currently exercisable” stock options includes options becoming vested and exercisable within 60 days from May 31, 2003.
(2)	Information based on Amendment No. 2 to Schedule 13G, dated February 14, 2003, filed with the SEC by FMR Corp. (“FMR”). According to the Schedule 13G, FMR, a parent holding company, had sole dispositive power over all of the shares and sole voting power over 427,550 of the shares.
(3)	Information based on Amendment No. 2 to Schedule 13G, dated January 28, 2003, filed with the SEC by Lord, Abbett & Co. (“Lord, Abbett”). According to the Schedule 13G, Lord, Abbett, an investment adviser, had sole dispositive power and sole voting power over all of the shares.
(4)	Based on information provided by PRIMECAP Management Company (“PRIMECAP”). According to PRIMECAP they had sole dispositive power over all of the shares and sole voting power over 2,196,875 of the shares.
(5)	Information based on Amendment No. 2 to Schedule 13G dated February 12, 2003 filed with the SEC by Franklin Resources, Inc. (“Franklin”). According to the Schedule 13G, subsidiaries of Franklin, a parent holding company, had sole voting power and sole dispositive power over all of the shares.

(6)	Issuable upon the exercise of currently exercisable stock options under the Directors Option Plan.
(7)	Issuable upon the exercise of currently exercisable stock options under the 1992 Stock Incentive Plans and the 2001 Stock Incentive Plan.
(8)	Includes 960,666 Ordinary Shares issuable upon the exercise of currently exercisable stock options held by all directors and executive officers under the 1992 Stock Incentive Plans, the 2001 Stock Incentive Plan, and the Directors Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain relationships and transactions between the Company and certain directors and executive officers of the Company and certain of their affiliates are described below. See “Executive Compensation – Compensation Committee Interlocks and Insider Participation” for a complete description of the interests and relationships of such directors and executive officers in and with these affiliates.

The TH Europe Acquisition

On June 29, 2001, THC and THEH entered into a stock purchase agreement (the “Stock Purchase Agreement”) with TH Europe Holdings Limited, a subsidiary of AIHL (“TH Europe Holdings”), pursuant to which THEH agreed to acquire from TH Europe Holdings all of the issued and outstanding shares of capital stock of THNV, the owner of TH Europe, the Company’s European licensee, for a cash purchase price of $200,000,000 plus acquisition related costs of $6,789,000 and assumed debt of $42,629,000. Also on June 29, 2001, AIHL executed a guarantee of the performance by TH Europe Holdings of its obligations under the Stock Purchase Agreement. The TH Europe Acquisition was completed on July 5, 2001.

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

TH Europe subleases certain office space in Amsterdam from a subsidiary of AIHL for annual rent of approximately $128,000.

Other Relationships and Transactions

The Company is party to a lock-up agreement (the “Lock-Up Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), in each case with AIHL, Anasta Holdings Limited, Sportswear, Westleigh, Flair, Mr. Hilfiger and Mr. Horowitz (collectively, the “AIHL Affiliates”), relating to the Ordinary Shares (the “Purchase Price Shares”) paid by the Company as part of the purchase price consideration for the May 8, 1998 acquisition of its womenswear, jeanswear and Canadian licensees (the “1998 Acquisition”). The Lock-Up Agreement prohibited the transfer of the Purchase Price Shares until May 8, 2000, and imposes additional restrictions until May 8, 2003 on transfers of the shares as a block, subject to certain exceptions. Under the Registration Rights Agreement, the AIHL Affiliates, along with their successors and permitted transferees under the Lock-Up Agreement, have the right to require the Company to register sales of the Purchase Price Shares. At the time of the 1998 Acquisition, Messrs. Chou and Stroll also entered into a non-competition agreement with the

Company that restricted their ability to compete in the United States or Canada with the womenswear and jeanswear businesses until May 8, 2002.

THLI is party to a geographic license agreement for Japan with Tommy Hilfiger Japan Corporation (“THJC”). Affiliates of AIHL hold a 20% equity interest in THJC. Under the license agreement, THJC pays THLI a royalty based on a percentage of the value of licensed products sold by it. Subject to certain exceptions, all products sold by or through THJC must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. Pursuant to these arrangements, royalties and buying agency commissions totaled $3,668,000 during fiscal year 2003.

TH USA purchases finished goods in the ordinary course of business from affiliates of Novel Enterprises. Such purchases amounted to $73,552,000 during the fiscal year ended March 31, 2003. In addition, contractors of the Company purchase raw materials in the ordinary course of business from affiliates of Novel Enterprises pursuant to the Company’s designation of such sources as acceptable suppliers. Such purchases amounted to $9,955,000 during the fiscal year ended March 31, 2003.

Members of the Chao family (including Messrs. Chou and Chao) hold an indirect 45% equity interest in Macauniter Malhas E Confeccoes Lda., a company which serves as TH Europe’s distributor in Portugal and also operates a Tommy Hilfiger store under a franchise arrangement with TH Europe. In fiscal year 2003, with respect to the period after the closing of the TH Europe Acquisition, TH Europe sold $3,821,000 of merchandise to this Company pursuant to such arrangements.

AIHL holds an indirect 25% equity interest in Pepe Jeans SL, which serves as TH Europe’s sales and collection agent in Spain. In fiscal year 2003, with respect to the period after the closing of the TH Europe Acquisition, commissions and fees paid by TH Europe pursuant to these arrangements totaled $4,366,000.

TH USA sells merchandise in the ordinary course of business to a retail store that is owned by Mr. Hilfiger’s sister. Sales to this customer amounted to approximately $197,000 during fiscal year 2003.

THEH has a consulting agreement with Fasco International, an affiliate of Messrs. Chou and, until August 2001, Stroll. The fees paid by THEH under this agreement totaled $291,000 during fiscal year 2003.

Until July 2002, THEH had a consulting agreement with another affiliate of Mr. Stroll. THEH paid fees under this agreement of $167,000 in fiscal year 2003.

Under the terms of an agreement with Novel Enterprises, the Company reimburses Novel Enterprises for certain general and administrative expenses, including rent for office space, incurred by it on behalf of the Company. Payments made to Novel Enterprises under this agreement for the fiscal year ended March 31, 2003 were $512,000.

The law firm of Gursky & Ederer, LLP has provided the Company with various legal services since 1989. The son-in-law of Joel Newman has become a partner at the law firm. Fees paid by the Company to Gursky & Ederer, LLP for the fiscal years ended March 31, 2003, 2002 and 2001 for services rendered were $2,549,089, $3,742,156, and $3,506,727, respectively.

The Audit Committee of the Board of Directors reviews transactions between the Company and its affiliates to seek to provide that such transactions are on terms which are no less favorable as a whole to the Company than could be obtained from unaffiliated parties.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Index to Financial Statements and Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements of the Company are included in Item 8:

Consolidated Statements of Operations for the fiscal years ended March 31, 2003, 2002 and 2001

Consolidated Balance Sheets as of March 31, 2003 and 2002

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended March 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a) 3. Exhibits

Exhibit Number		Description

3.	—	Memorandum of Association and Articles of Association of THC, as amended (conformed to reflect all amendments to date) (previously filed as Exhibit 3.4 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference)

4.1	—	Indenture, dated as of May 1, 1998, among TH USA, as Issuer, THC, as Guarantor, and The Chase Manhattan Bank, as Trustee (previously filed as Exhibit 4.2 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)

4.2	—	Forms of TH USA 6.50% Note due 2003 and 6.85% Note due 2008 (previously filed as Exhibit 4.1 to THC’s Current Report on Form 8-K dated May 5, 1998 and incorporated herein by reference)

4.3	—	Form of TH USA 9% Bond due 2031 (previously filed as Exhibit 4.1 to THC’s Current Report on Form 8-K dated November 28, 2001 and incorporated herein by reference)

*10.1	—	TH USA 1992 Stock Incentive Plan, as amended and restated

(previously filed as Exhibit 4.1 to Registration No. 333-96011 and incorporated herein by reference)

*10.2	—	THEH 1992 Stock Incentive Plan, as amended and restated (previously filed as Exhibit 4.2 to Registration No. 333-96011 and incorporated herein by reference)

*10.3	—	THC 2001 Stock Incentive Plan (previously filed as Appendix B to the Company’s Proxy Statement dated September 21, 2001 and incorporated herein by reference)

*10.4	—	THC Non-Employee Directors Stock Option Plan (previously filed as Exhibit 10.3 to Registration No. 33-88906 and incorporated herein by reference)

*10.5	—	TH USA Supplemental Executive Incentive Compensation Plan (previously filed as Exhibit A to THC’s Proxy Statement dated September 25, 1998 and incorporated herein by reference)

*10.6	—	TH USA Voluntary Deferred Compensation Plan, amended and restated as of January 1, 2003

*10.7	—	TH USA Supplemental Executive Retirement Plan, amended and restated as of January 1, 2003, as amended

*10.8	—	Amended and Restated Employment Agreement, dated as of June 30, 1992, between TH USA and Thomas J. Hilfiger (previously filed as Exhibit 10.3 to Registration No. 33-48587 and incorporated herein by reference)

*10.9	—	Waiver of Certain Payments, dated as of June 29, 2001, by Thomas J. Hilfiger (previously filed as Exhibit 10.3 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

*10.10	—	Amended and Restated Employment Agreement, dated as of June 30, 1992, between TH USA and Joel J. Horowitz (the “Horowitz Employment Agreement”) (previously filed as Exhibit 10.4 to Registration No. 33-48587 and incorporated herein by reference)

*10.11	—	Amendment, dated as of March 8, 1994, to the Horowitz Employment Agreement (previously filed as Exhibit 7 to THC’s Annual Report on Form 20-F for the fiscal year ended March 31, 1994 and incorporated herein by reference)

*10.12	—	Amendment No. 2, dated as of August 7, 1998, to the Horowitz Employment Agreement (previously filed as Exhibit 10(b) to THC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference)

*10.13	—	Waiver of Certain Payments, dated as of June 29, 2001, by Joel J. Horowitz (previously filed as Exhibit 10.4 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

*10.14	—	Employment Agreement, dated as of June 12, 2000, between TH USA and Joel H. Newman (the “Newman Employment Agreement”) (previously filed as Exhibit 10.11 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference)

*10.15	—	Amendment No. 1, dated May 7, 2003, to the Newman Employment Agreement

*10.16	—	Employment Agreement, dated as of July 16, 2001, between TH USA and Arthur Bargonetti (the “Bargonetti Agreement”)

*10.17	—	Amendment No. 1, dated January 27, 2003, to the Bargonetti Agreement

*10.18	—	Non-Competition and Confidentiality Agreement dated October 31, 2002, between TH USA and Joseph Scirocco

*10.19	—	Consulting Agreement, dated April 1, 1991, between Polostro Limited and THEH (the “Polostro Consulting Agreement”) (previously filed as Exhibit 10.13 to Registration No. 33-48587 and incorporated herein by reference)

*10.20	—	Amendment, dated April 1, 1993, to the Polostro Consulting Agreement (previously filed as Exhibit 18 to THC’s Annual Report on Form 20-F for the fiscal year ended March 31, 1994 and incorporated herein by reference)

*10.21	—	Amendment No. 2, dated November 2, 1998, to the Polostro Consulting Agreement (previously filed as Exhibit 10(c) to THC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference)

*10.22	—	Consulting Agreement, dated April 1, 1996, between Fasco International, Inc. and THEH (previously filed as Exhibit 10.25 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference)

10.23	—	Credit Agreement, dated as of June 28, 2002, among THC, as Guarantor, TH USA, as Borrower, the several Lenders from time to time parties thereto, Fleet National Bank, as Syndication Agent, Wachovia Bank National Association and HSBC Bank USA, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference)

10.24	—	Trademark Agreement, dated June 30, 1992, between Thomas J. Hilfiger and Tommy Hilfiger, Inc. (previously filed as Exhibit 10.15 to Registration No. 33-48587 and incorporated herein by reference)

10.25	—	License Agreement, dated as of January 1, 2001, between THLI and THJC (portions of this exhibit, which have been filed separately with the Securities and Exchange Commission, have been omitted pursuant to an order of the Commission granting confidential treatment) (previously filed as Exhibit 10.19 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference)

10.26	—	Lock-Up Agreement, dated as of January 31, 1998, by and among THC, PJLC, Blackwatch Investments Limited (“Blackwatch”), AIHL, Anasta Holdings Limited (“Anasta”), Sportswear, Westleigh, Flair, Thomas J. Hilfiger and Joel J. Horowitz (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K dated April 1, 1998 and incorporated herein by reference)

10.27	—	Registration Rights Agreement, dated as of May 8, 1998, by and among THC, PJLC, Blackwatch, AIHL, Anasta, Sportswear, Westleigh, Flair, Thomas J. Hilfiger and Joel J. Horowitz (previously filed as Exhibit

10.26 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)

10.28	—	Stock Purchase Agreement, dated as of June 29, 2001, by and among THC, THEH and TH Europe Holdings (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

10.29	—	Guarantee, dated as of June 29, 2001, by AIHL in favor of THC and THEH (previously filed as Exhibit 10.2 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

10.30	—	Non-Competition Agreement, dated as of June 29, 2001, by and among Silas K.F. Chou, Lawrence S. Stroll and THC (previously filed as Exhibit 10.5 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

11.	—	Statement re: Computation of Per Share Earnings

21.	—	Subsidiaries of THC

23.	—	Consent of PricewaterhouseCoopers LLP

24.	—	Powers of Attorney

* Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOMMY HILFIGER CORPORATION

/s/ JOEL J. HOROWITZ
Joel J. Horowitz Chairman of the Board, Chief Executive Officer and President

June 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

* (Thomas J. Hilfiger)	Honorary Chairman of the Board, Principal Designer and Director	June 24, 2003

/s/ JOEL J. HOROWITZ (Joel J. Horowitz)	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	June 24, 2003

* (Clinton V. Silver)	Director	June 24, 2003

* (Robert T.T. Sze)	Director	June 24, 2003

* (David Tang)	Director	June 24, 2003

/s/ JOSEPH SCIROCCO (Joseph Scirocco)	Chief Financial Officer, Senior Vice President and Treasurer (principal financial officer)	June 24, 2003

/s/ JAMES P. REILLY (James P. Reilly)	Vice President and Corporate Controller (principal accounting officer)	June 24, 2003

*/s/ JOEL J. HOROWITZ Joel J. Horowitz (Attorney-in-Fact)

CERTIFICATIONS

I, Joel J. Horowitz, certify that:

1.	I have reviewed this annual report on Form 10-K of Tommy Hilfiger Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2003

/s/ JOEL J. HOROWITZ
Joel J. Horowitz Chief Executive Officer and President (principal executive officer)

I, Joseph Scirocco, certify that:

1.	I have reviewed this annual report on Form 10-K of Tommy Hilfiger Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2003

/s/ JOSEPH SCIROCCO
Joseph Scirocco Chief Financial Officer, Senior Vice President and Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit Number		Description

3.	—	Memorandum of Association and Articles of Association of THC, as amended (conformed to reflect all amendments to date) (previously filed as Exhibit 3.4 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference)

4.1	—	Indenture, dated as of May 1, 1998, among TH USA, as Issuer, THC, as Guarantor, and The Chase Manhattan Bank, as Trustee (previously filed as Exhibit 4.2 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)

4.2	—	Forms of TH USA 6.50% Note due 2003 and 6.85% Note due 2008 (previously filed as Exhibit 4.1 to THC’s Current Report on Form 8-K dated May 5, 1998 and incorporated herein by reference)

4.3	—	Form of TH USA 9% Bond due 2031 (previously filed as Exhibit 4.1 to THC’s Current Report on Form 8-K dated November 28, 2001 and incorporated herein by reference)

*10.1	—	TH USA 1992 Stock Incentive Plan, as amended and restated (previously filed as Exhibit 4.1 to Registration No. 333-96011 and incorporated herein by reference)

*10.2	—	THEH 1992 Stock Incentive Plan, as amended and restated (previously filed as Exhibit 4.2 to Registration No. 333-96011 and incorporated herein by reference)

*10.3	—	THC 2001 Stock Incentive Plan (previously filed as Appendix B to the Company’s Proxy Statement dated September 21, 2001 and incorporated herein by reference)

*10.4	—	THC Non-Employee Directors Stock Option Plan (previously filed as Exhibit 10.3 to Registration No. 33-88906 and incorporated herein by reference)

*10.5	—	TH USA Supplemental Executive Incentive Compensation Plan (previously filed as Exhibit A to THC’s Proxy Statement dated September 25, 1998 and incorporated herein by reference)

*10.6	—	TH USA Voluntary Deferred Compensation Plan, amended and restated as of January 1, 2003

*10.7	—	TH USA Supplemental Executive Retirement Plan, amended and restated as of January 1, 2003, as amended

*10.8	—	Amended and Restated Employment Agreement, dated as of June 30, 1992, between TH USA and Thomas J. Hilfiger (previously filed as Exhibit 10.3 to Registration No. 33-48587 and incorporated herein by reference)

*10.9	—	Waiver of Certain Payments, dated as of June 29, 2001, by Thomas J. Hilfiger (previously filed as Exhibit 10.3 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

*10.10	—	Amended and Restated Employment Agreement, dated as of June 30, 1992, between TH USA and Joel J. Horowitz (the “Horowitz Employment Agreement”) (previously filed as Exhibit 10.4 to

Registration No. 33-48587 and incorporated herein by reference)

*10.11	—	Amendment, dated as of March 8, 1994, to the Horowitz Employment Agreement (previously filed as Exhibit 7 to THC’s Annual Report on Form 20-F for the fiscal year ended March 31, 1994 and incorporated herein by reference)

*10.12	—	Amendment No. 2, dated as of August 7, 1998, to the Horowitz Employment Agreement (previously filed as Exhibit 10(b) to THC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference)

*10.13	—	Waiver of Certain Payments, dated as of June 29, 2001, by Joel J. Horowitz (previously filed as Exhibit 10.4 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

*10.14	—	Employment Agreement, dated as of June 12, 2000, between TH USA and Joel H. Newman (the “Newman Employment Agreement”) (previously filed as Exhibit 10.11 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference)

*10.15	—	Amendment No. 1, dated May 7, 2003, to the Newman Employment Agreement

*10.16	—	Employment Agreement, dated as of July 16, 2001, between TH USA and Arthur Bargonetti (the “Bargonetti Agreement”)

*10.17	—	Amendment No. 1, dated January 27, 2003, to the Bargonetti Agreement

*10.18	—	Non-Competition and Confidentiality Agreement dated October 31, 2002, between TH USA and Joseph Scirocco

*10.19	—	Consulting Agreement, dated April 1, 1991, between Polostro Limited and THEH (the “Polostro Consulting Agreement”) (previously filed as Exhibit 10.13 to Registration No. 33-48587 and incorporated herein by reference)

*10.20	—	Amendment, dated April 1, 1993, to the Polostro Consulting Agreement (previously filed as Exhibit 18 to THC’s Annual Report on Form 20-F for the fiscal year ended March 31, 1994 and incorporated herein by reference)

*10.21	—	Amendment No. 2, dated November 2, 1998, to the Polostro Consulting Agreement (previously filed as Exhibit 10(c) to THC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference)

*10.22	—	Consulting Agreement, dated April 1, 1996, between Fasco International, Inc. and THEH (previously filed as Exhibit 10.25 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference)

10.23	—	Credit Agreement, dated as of June 28, 2002, among THC, as Guarantor, TH USA, as Borrower, the several Lenders from time to time parties thereto, Fleet National Bank, as Syndication Agent, Wachovia Bank National Association and HSBC Bank USA, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference)

10.24	—	Trademark Agreement, dated June 30, 1992, between Thomas J. Hilfiger and Tommy Hilfiger, Inc. (previously filed as Exhibit 10.15 to

Registration No. 33-48587 and incorporated herein by reference)

10.25	—	License Agreement, dated as of January 1, 2001, between THLI and THJC (portions of this exhibit, which have been filed separately with the Securities and Exchange Commission, have been omitted pursuant to an order of the Commission granting confidential treatment) (previously filed as Exhibit 10.19 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference)

10.26	—	Lock-Up Agreement, dated as of January 31, 1998, by and among THC, PJLC, Blackwatch Investments Limited (“Blackwatch”), AIHL, Anasta Holdings Limited (“Anasta”), Sportswear, Westleigh, Flair, Thomas J. Hilfiger and Joel J. Horowitz (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K dated April 1, 1998 and incorporated herein by reference)

10.27	—	Registration Rights Agreement, dated as of May 8, 1998, by and among THC, PJLC, Blackwatch, AIHL, Anasta, Sportswear, Westleigh, Flair, Thomas J. Hilfiger and Joel J. Horowitz (previously filed as Exhibit 10.26 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference)

10.28	—	Stock Purchase Agreement, dated as of June 29, 2001, by and among THC, THEH and TH Europe Holdings (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

10.29	—	Guarantee, dated as of June 29, 2001, by AIHL in favor of THC and THEH (previously filed as Exhibit 10.2 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

10.30	—	Non-Competition Agreement, dated as of June 29, 2001, by and among Silas K.F. Chou, Lawrence S. Stroll and THC (previously filed as Exhibit 10.5 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

11.	—	Statement re: Computation of Per Share Earnings

21.	—	Subsidiaries of THC

23.	—	Consent of PricewaterhouseCoopers LLP

24.	—	Powers of Attorney

*	Management contract or compensatory plan or arrangement.