Form 10-K/A
period 2003-03-31
HILFIGER TOMMY CORP
filed 2003-07-17
CIK 888747

As filed with the Securities and Exchange Commission on July 17, 2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Tommy Hilfiger Corporation (the “Company”) hereby amends and restates in its entirety Item 8 of its Annual Report on Form 10-K for the fiscal year ended March 31, 2003 (the “10-K”). PricewaterhouseCoopers LLP informed the Company that they had omitted the following sentence from their Report of Independent Accountants in Item 8: “As discussed in Note 6 to the consolidated financial statements, effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.” The Company is amending its 10-K to include this additional sentence in the Report of Independent Accountants, which is the only change in the 10-K.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks and uncertainties, including, but not limited to, the overall level of consumer spending on apparel, the financial strength of the retail industry generally and the Company’s customers, distributors, licensees and franchisees in particular, changes in trends in the market segments and geographic areas in which the Company competes, the level of demand for the Company’s products, actions by our major customers or existing or new competitors, changes in currency and interest rates, changes in applicable tax laws, regulations and treaties and changes in economic or political conditions or trade regulations in the markets where the Company sells or sources its products, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2003. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

2

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

3

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

As discussed in Note 6 to the consolidated financial statements, effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

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

(a) 3. Exhibits

Exhibit Number		Description
23*	—	Consent of PricewaterhouseCoopers LLP

*  Filed herewith.

(b) Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the three months ended March 31, 2003.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TOMMY HILFIGER CORPORATION

/s/ JOEL J. HOROWITZ
Joel J. Horowitz Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

July 17, 2003

CERTIFICATIONS

I, Joel J. Horowitz, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of Tommy Hilfiger Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: July 17, 2003

/s/ JOEL J. HOROWITZ
Joel J. Horowitz Chief Executive Officer and President (principal executive officer)

I, Joseph Scirocco, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of Tommy Hilfiger Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: July 17, 2003

/s/ JOSEPH SCIROCCO
Joseph Scirocco Chief Financial Officer, Senior Vice President and Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit Number			Description

23.	*	—	Consent of PricewaterhouseCoopers LLP

*	Filed herewith.