Form 10-Q
period 2003-06-30
HILFIGER TOMMY CORP
filed 2003-08-12
CIK 888747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Yes  ☒                    No  ☐

Ordinary Shares, $0.01 par value per share, outstanding as of August 5, 2003: 90,584,212

TOMMY HILFIGER CORPORATION

INDEX TO FORM 10-Q

June 30, 2003

PART I

ITEM 1— FINANCIAL STATEMENTS

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)	For the Three Months Ended June 30,
	2003	2002
Net revenue	$367,208	$366,330
Cost of goods sold	198,723	203,057

Gross profit	168,485	163,273

Depreciation and amortization	19,053	22,143
Special item	(11,000)	—
Other selling, general and administrative expenses	129,441	127,266

Total selling, general and administrative expenses	137,494	149,409

Income from operations	30,991	13,864

Interest and other expense	8,638	12,569
Interest income	1,133	1,896

Income before income taxes and cumulative effect of change in accounting principle	23,486	3,191

Provision for income taxes	6,532	11,923

Income (loss) before cumulative effect of change in accounting principle	16,954	(8,732)

Cumulative effect of change in accounting principle	—	(430,026)

Net income (loss)	$16,954	$(438,758)

Earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$0.19	$(0.10)

Cumulative effect of change in accounting principle per share	$—	$(4.78)

Basic earnings (loss) per share	$0.19	$(4.88)

Weighted average shares outstanding	90,580	89,898

Earnings (loss) before cumulative effect of change in accounting principle	$0.19	$(0.10)

Cumulative effect of change in accounting principle per share	$—	$(4.78)

Diluted earnings (loss) per share	$0.19	$(4.88)

Weighted average shares and share equivalents outstanding	90,667	89,898

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)	June 30, 2003	March 31, 2003
Assets
Current assets
Cash and cash equivalents	$273,886	$420,826
Short-term investments	20,751	—
Accounts receivable	92,902	185,039
Inventories	270,360	229,654
Deferred tax assets	41,790	51,830
Other current assets	44,848	28,183

Total current assets	744,537	915,532
Property and equipment, at cost, less accumulated depreciation and amortization	244,280	248,290
Intangible assets, subject to amortization	8,410	8,744
Intangible assets, not subject to amortization	629,300	625,205
Goodwill	227,337	219,153
Other assets	11,366	11,227

Total Assets	$1,865,230	$2,028,151

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$20,373	$19,380
Current portion of long-term debt	448	151,866
Accounts payable	20,117	47,753
Accrued expenses and other current liabilities	180,825	194,023

Total current liabilities	221,763	413,022
Long-term debt	350,470	350,280
Deferred tax liability	208,431	214,825
Other liabilities	7,131	6,649
Shareholders’ equity
Preference Shares, $0.01 par value-shares authorized 5,000,000; none issued	—	—
Ordinary Shares, $0.01 par value-shares authorized 150,000,000; issued 96,776,812 and 96,771,312 shares, respectively	968	968
Capital in excess of par value	606,881	606,836
Retained earnings	460,125	443,171
Accumulated other comprehensive income	70,692	53,631
Treasury shares, at cost: 6,192,600 Ordinary Shares	(61,231)	(61,231)

Total shareholders’ equity	1,077,435	1,043,375

Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$1,865,230	$2,028,151

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)	For the Three Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net income (loss)	$16,954	$(438,758)
Adjustments to reconcile net income (loss) to net cash from operating activities
Cumulative effect of change in accounting principle	—	430,026
Depreciation and amortization	19,496	22,318
Deferred taxes	2,847	11,358
Changes in operating assets and liabilities
Decrease (increase) in assets
Accounts receivable	96,406	104,286
Inventories	(35,723)	(63,301)
Other assets	(16,970)	(12,161)
Increase (decrease) in liabilities
Accounts payable	(27,636)	10,235
Accrued expenses and other liabilities	(19,074)	3,434

Net cash provided by operating activities	36,300	67,437

Cash flows from investing activities
Purchases of property and equipment	(11,216)	(22,816)
Purchase of short-term investments	(20,751)	—

Net cash used in investing activities	(31,967)	(22,816)

Cash flows from financing activities
Payments of long-term debt	(151,301)	(33,967)
Proceeds from the exercise of employee stock options	44	6,017
Short-term bank borrowings (repayments), net	(16)	(5,982)

Net cash used in financing activities	(151,273)	(33,932)

Net increase (decrease) in cash	(146,940)	10,689
Cash and cash equivalents, beginning of period	420,826	387,247

Cash and cash equivalents, end of period	$273,886	$397,936

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollar amounts in thousands)

(Unaudited)	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other com- prehensive income (loss)	Treasury shares	Total shareholders’ equity
	Outstanding	Amount
Balance, March 31, 2002	89,838,567	$960	$598,527	$956,776	$2,430	$(61,231)	$1,497,462
Net income (loss)	—	—	—	(513,605)	—	—	(513,605)
Foreign currency translation	—	—	—	—	52,453	—	52,453
Change in fair value of hedging instruments	—	—	—	—	(1,252)	—	(1,252)
Exercise of employee stock options	740,145	8	7,169	—	—	—	7,177
Tax benefits from exercise of stock options	—	—	1,140	—	—	—	1,140

Balance, March 31, 2003	90,578,712	968	606,836	443,171	53,631	(61,231)	1,043,375
Net income	—	—	—	16,954	—	—	16,954
Foreign currency translation	—	—	—	—	18,159	—	18,159
Change in fair value of hedging instruments	—	—	—	—	(1,098)	—	(1,098)
Exercise of employee stock options	5,500	—	44	—	—	—	44
Tax benefits from exercise of stock options	—	—	1	—	—	—	1

Balance, June 30, 2003 (Unaudited)	90,584,212	$968	$606,881	$460,125	$70,692	$(61,231)	$1,077,435

Comprehensive income consists of net income (loss), foreign currency translation and unrealized gains and losses on hedging instruments and totaled $34,015 for the three months ended June 30, 2003 and $(462,404) for the fiscal year ended March 31, 2003.

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared by Tommy Hilfiger Corporation (“THC” or the “Company”; unless the context indicates otherwise, all references to the “Company” include THC and its subsidiaries) in a manner consistent with that used in the preparation of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2003, as filed with the Securities and Exchange Commission (the “Form 10-K”). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of only normal and recurring adjustments (except for the special item described in Note 3, the change in accounting estimate described in Note 4 and the cumulative effect of the change in accounting principle and the deferred tax charge described in Note 6), necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004, as the Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries as well as other factors. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

The financial statements for the three-month period ended June 30, 2003 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 2003, as presented, has been derived from the Consolidated Balance Sheet as of March 31, 2003 included in the Form 10-K.

Note 2—Summary of Significant Accounting Policies

For a description of the Company’s significant accounting policies, see Note 1 to the Consolidated Financial Statements included in the Form 10-K. Additional information regarding the Company’s significant accounting policies is set forth below.

Stock Options

The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.”

At June 30, 2003, the Company had three stock-based employee compensation plans, which are described more fully in Note 14 to the Consolidated Financial Statements included in the Form 10-K. No stock-based employee compensation expense is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	For the Three Months Ended June 30,
	2003	2002
Net income (loss), as reported	$16,954	$(438,758)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,879)	(3,450)

Pro forma net income (loss)	$15,075	$(442,208)

Earnings (loss) per share:
Basic—as reported	$0.19	$(4.88)
Basic—pro forma	$0.17	$(4.92)
Diluted—as reported	$0.19	$(4.88)
Diluted—pro forma	$0.17	$(4.92)

Shipping and Handling Costs

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $10,670 and $11,545 for the three months ended June 30, 2003 and 2002, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Note 3—Special Items

In June 2003, the Company settled its trademark counterfeiting and infringement litigation with Goody’s Family Clothing, Inc. and received a payment of $11,000 on August 1, 2003, in connection with the settlement. The Company recorded this settlement as a special item, which reduced selling, general and administrative expenses during the first quarter of fiscal 2004.

In fiscal 2003, the Company recorded special charges of $78,186 before taxes related to the closure of all but seven of its U.S. specialty stores and the impairment of fixed assets of the seven U.S. specialty stores that the Company will continue to operate. The special charges consisted of $38,929 for the impairment of leasehold improvements, store fixtures and other assets of stores that were closed, $24,263 for estimated lease termination costs, $2,600 for the write down of inventory (included in cost of goods sold), $764 for other expenses, including employee costs, and $11,630 for an impairment charge to write down to fair value the fixed assets and leasehold improvements at the seven stores that will remain open.

As of March 31, 2003, the Company had $5,944 of special charge accrual related to the specialty store closures. By June 30, 2003 the Company closed 37 stores and had utilized substantially all of this accrual.

Note 4—Change in Accounting Estimate

During the first quarter of fiscal 2004, the Company reevaluated the level of price adjustments it previously provided for its retailers and reduced its estimated accrual for such price adjustments, increasing income before income taxes and the cumulative effect of change in accounting principle by approximately $9,000.

Note 5—Short-Term Investments

As of June 30, 2003, the Company had invested in high quality debt instruments with original maturities of greater than 90 days but less than one year. These securities have been classified as short-term investments in the Company’s condensed consolidated balance sheet as of June 30, 2003 and accounted for as trading securities as defined under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly these investments have been recorded at fair market value based on trading in the public market. The corresponding gain, which was de minimus, has been included in interest income in the Company’s condensed consolidated statements of operations for the quarter ended June 30, 2003.

Note 6—Goodwill and Intangible Assets

On April 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives not be amortized but that they be tested for impairment at adoption and at least annually thereafter. The Company performed its initial test upon adoption and will perform its annual impairment review during the fourth quarter of each fiscal year.

Upon adoption of SFAS 142 in the first quarter of fiscal 2003, the Company recorded a non-cash, non-operating charge of $430,026, or $4.78 per diluted share, to reduce the carrying value of its goodwill to fair value. Such charge is reflected as a cumulative effect of a change in accounting principle in the Condensed Consolidated Statements of Operations.

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

Note 7—Debt Facilities

As of June 30, 2003, the Company’s principal debt facilities consisted of $200,000 of 6.85% notes maturing on June 1, 2008 (the “2008 Notes”), $150,000 of 9% bonds maturing on December 1, 2031 (the “2031 Bonds”) and a revolving credit facility which expires on June 30, 2005 (the “Credit Facility”). The 2008 Notes and the 2031 Bonds (collectively, the “Notes”) were issued by Tommy Hilfiger U.S.A., Inc., a subsidiary of THC (“TH USA”) and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of

THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

In June 2003, upon maturity, the Company repaid the remaining $151,091 principal amount of 6.50% notes which matured on June 1, 2003 (the “2003 Notes”).

The Credit Facility, which is guaranteed by THC, consists of an unsecured $300,000 TH USA three-year revolving credit facility, of which up to $175,000 may be used for direct borrowings. The Credit Facility is available for letters of credit, working capital and other general corporate purposes. As of June 30, 2003, $116,075 of the available borrowings under the Credit Facility had been used to open letters of credit, including $26,337 for inventory purchased that are included in current liabilities and $89,738 related to commitments to purchase inventory. There were no direct borrowings outstanding under the Credit Facility as of June 30, 2003.

The Credit Facility contains a number of covenants that, among other things, restrict the ability of subsidiaries of THC to dispose of assets, incur additional indebtedness, create liens on assets, pay dividends or make other payments in respect of capital stock, make investments, loans and advances, engage in transactions with affiliates, enter into certain sale and leaseback transactions, engage in mergers or consolidations or change the businesses conducted by them. The Credit Facility also restricts the ability of THC to create liens on assets or enter into certain sale and leaseback transactions. Under the Credit Facility, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that, in the aggregate, exceed 33% of the Company’s cumulative consolidated net income, commencing with the fiscal year ended March 31, 2002 plus $125,000, less certain deductions. In addition, under the Credit Facility, THC and TH USA are required to comply with and maintain specified financial ratios and meet certain tests (based on the Company’s consolidated financial results excluding the effects of changes in accounting principles generally accepted in the United States), including, without limitation, a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum consolidated net worth test.

The Company was in compliance with all covenants in respect of the Notes and the Credit Facility as of, and for the twelve-month period ended, June 30, 2003.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $105,000 at June 30, 2003, for working capital or trade financing purposes. In addition to short-term borrowings of $20,373, as of June 30, 2003, $37,372 of available borrowings under these facilities had been used to open letters of credit, including $4,415 for inventory purchased that is included in current liabilities and $32,957 related to commitments to purchase inventory. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.58% and 3.69% as of, and for the three-month period ended, June 30, 2003, respectively.

The Company’s credit facilities provide for issuance of letters of credit without restriction on cash balances.

Note 8—Condensed Consolidating Financial Information

The Notes discussed in Note 7 were issued by TH USA and are fully and unconditionally guaranteed by THC. Accordingly, condensed consolidating balance sheets as of June 30, 2003 and March 31, 2003, and the related condensed consolidating statements of operations and cash flows for each of the three-month periods ended June 30, 2003 and 2002, are provided. The operations of TH USA, excluding its subsidiaries, consist of the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries. The non-guarantor subsidiaries of TH USA consist of the Company’s U.S. retail, licensing and other wholesale divisions, as well as the Company’s Canadian operations. Such operations contributed net revenue of $236,549 and $252,026 for the three-month periods ended June 30, 2003 and 2002, respectively. The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations, as well as the Company’s European operations. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA’s and THC’s results reflect 100% of the earnings of their respective subsidiaries in each of the years presented. See Note 7 for a description of certain restrictions on the ability of subsidiaries of THC to pay dividends to THC.

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2003

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Net revenue	$95,903	$279,518	$—	$(8,213)	$367,208
Cost of goods sold	61,553	139,867	—	(2,697)	198,723

Gross profit	34,350	139,651	—	(5,516)	168,485

Depreciation and amortization	5,007	14,046	—	—	19,053
Special item	—	(11,000)	—	—	(11,000)
Other selling, general and administrative expenses	28,598	106,469	(1,051)	(4,575)	129,441

Total selling, general, and administrative expenses	33,605	109,515	(1,051)	(4,575)	137,494

Income (loss) from operations	745	30,136	1,051	(941)	30,991
Interest and other expense	8,665	(27)	—	—	8,638
Interest income	270	654	209	—	1,133
Intercompany interest and other expense (income)	8,952	(6,950)	(17,002)	15,000	—

Income (loss) before income taxes	(16,602)	37,767	18,262	(15,941)	23,486
Provision (benefit) for income taxes	(4,428)	14,605	1,605	(5,250)	6,532
Equity in net earnings of unconsolidated subsidiaries	33,646	—	297	(33,943)	—

Net income (loss)	$21,472	$23,162	$16,954	$(44,634)	$16,954

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2002

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Net revenue	$106,656	$268,203	$—	$(8,529)	$366,330
Cost of goods sold	68,877	136,281	—	(2,101)	203,057

Gross profit	37,779	131,922	—	(6,428)	163,273

Depreciation and amortization	6,132	16,011	—	—	22,143
Other selling, general and administrative expenses	31,766	101,630	(1,492)	(4,638)	127,266

Total selling, general, and administrative expenses	37,898	117,641	(1,492)	(4,638)	149,409

Income (loss) from operations	(119)	14,281	1,492	(1,790)	13,864
Interest and other expense	10,114	2,455	—	—	12,569
Interest income	751	654	488	3	1,896
Intercompany interest expense (income)	23,951	(5,494)	(18,461)	4	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(33,433)	17,974	20,441	(1,791)	3,191
Provision (benefit) for income taxes	(4,165)	14,336	1,752	—	11,923

Income (loss) before cumulative effect of change in accounting principle	(29,268)	3,638	18,689	(1,791)	(8,732)
Cumulative effect of change in accounting principle	—	(430,026)	—	—	(430,026)
Equity in net earnings of unconsolidated subsidiaries	(416,294)	—	(457,447)	873,741	—

Net income (loss)	$(445,562)	$(426,388)	$(438,758)	$871,950	$(438,758)

Condensed Consolidating Balance Sheets

June 30, 2003

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$58,073	$188,832	$26,981	$—	$273,886
Short-term investments	—	20,751	—	—	20,751
Accounts receivable	20,656	72,246	—	—	92,902
Inventories	59,230	213,476	—	(2,346)	270,360
Deferred tax assets	24,967	16,823	—	—	41,790
Other current assets	10,298	33,553	997	—	44,848

Total current assets	173,224	545,681	27,978	(2,346)	744,537

Property, plant and equipment, at cost, less accumulated depreciation and amortization	127,829	116,451	—	—	244,280
Intangible assets, subject to amortization	—	8,410	—	—	8,410
Intangible assets, not subject to amortization	—	629,300	—	—	629,300
Goodwill	—	227,337	—	—	227,337
Investment in subsidiaries	1,002,672	209,290	475,906	(1,687,868)	—
Other assets	6,854	4,512	—	—	11,366

Total Assets	$1,310,579	$1,740,981	$503,884	$(1,690,214)	$1,865,230

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$20,373	$—	$—	$20,373
Current portion of long-term debt	168	280	—	—	448
Accounts payable	7,749	12,368	—	—	20,117
Accrued expenses and other current liabilities	112,256	73,019	825	(5,275)	180,825

Total current liabilities	120,173	106,040	825	(5,275)	221,763

Intercompany payable (receivable)	832,584	(258,109)	(574,376)	(99)	—
Long-term debt	349,927	543	—	—	350,470
Deferred tax liability	(5,618)	214,049	—	—	208,431
Other liabilities	308	6,823	—	—	7,131
Shareholders’ equity	13,205	1,671,635	1,077,435	(1,684,840)	1,077,435

Total Liabilities and Shareholders’ Equity	$1,310,579	$1,740,981	$503,884	$(1,690,214)	$1,865,230

Condensed Consolidating Balance Sheets

March 31, 2003

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$28,493	$229,758	$162,575	$—	$420,826
Accounts receivable	13,929	171,110	—	—	185,039
Inventories	42,128	188,931	—	(1,405)	229,654
Deferred tax assets	27,854	23,976	—	—	51,830
Other current assets	10,542	16,299	1,342	—	28,183

Total current assets	122,946	630,074	163,917	(1,405)	915,532
Property, plant and equipment, at cost, less accumulated depreciation and amortization	130,136	118,154	—	—	248,290
Intangible assets, subject to amortization	—	8,744	—	—	8,744
Intangible assets, not subject to amortization	—	625,205	—	—	625,205
Goodwill	—	219,153	—	—	219,153
Investment in subsidiaries	969,025	209,290	66,527	(1,244,842)	—
Other assets	6,318	4,909	—	—	11,227

Total Assets	$1,228,425	$1,815,529	$230,444	$(1,246,247)	$2,028,151

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$19,380	$—	$—	$19,380
Current portion of long-term debt	151,249	617	—	—	151,866
Accounts payable	20,729	27,024	—	—	47,753
Accrued expenses and other current liabilities	74,625	118,912	512	(26)	194,023

Total current liabilities	246,603	165,933	512	(26)	413,022
Intercompany payable (receivable)	1,042,234	(223,922)	(813,443)	(4,869)	—
Long-term debt	349,958	322	—	—	350,280
Deferred tax liability	(5,618)	220,443	—	—	214,825
Other liabilities	308	6,341	—	—	6,649
Shareholders’ equity	(405,060)	1,646,412	1,043,375	(1,241,352)	1,043,375

Total Liabilities and Shareholders’ Equity	$1,228,425	$1,815,529	$230,444	$(1,246,247)	$2,028,151

Condensed Consolidating Statements of Cash Flows

Three Months Ended June 30, 2003

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$21,472	$23,162	$16,954	$(44,634)	$16,954
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	5,007	14,489	—	—	19,496
Deferred taxes	2,887	(40)	—	—	2,847
Changes in operating assets and liabilities	186,115	(47,508)	(152,295)	10,691	(2,997)

Net cash provided by (used in) operating activities	215,481	(9,897)	(135,341)	(33,943)	36,300

Cash flows from investing activities
Purchases of property and equipment	(1,121)	(10,095)	—	—	(11,216)
Purchase of short-term investments	—	(20,751)	—	—	(20,751)
Net activity in investment in subsidiaries	(33,646)	—	(297)	33,943	—

Net cash (used in) provided by investing activities	(34,767)	(30,846)	(297)	33,943	(31,967)

Cash flows from financing activities
Payments on long-term debt	(151,134)	(167)	—	—	(151,301)
Proceeds from the exercise of stock options	—	—	44	—	44
Repayments of short-term bank borrowings	—	(16)	—	—	(16)

Net cash provided by (used in) financing activities	(151,134)	(183)	44	—	(151,273)

Net increase (decrease) in cash	29,580	(40,926)	(135,594)	—	(146,940)
Cash and cash equivalents, beginning of period	28,493	229,758	162,575	—	420,826

Cash and cash equivalents, end of period	$58,073	$188,832	$26,981	$—	$273,886

Condensed Consolidating Statements of Cash Flows

Three Months Ended June 30, 2002

	Subsidiary Issuer (TH USA)	Non- Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(445,562)	$(426,388)	$(438,758)	$871,950	$(438,758)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Cumulative effect of change in accounting principle	—	430,026	—	—	430,026
Depreciation and amortization	6,132	16,186	—	—	22,318
Deferred taxes	7,182	4,176	—	—	11,358
Changes in operating assets and liabilities	17,050	27,930	(1,778)	(709)	42,493

Net cash provided by (used in) operating activities	(415,198)	51,930	(440,536)	871,241	67,437

Cash flows from investing activities
Purchases of property and equipment	(7,771)	(15,045)	—	—	(22,816)
Net activity in investment in subsidiaries	416,294	(2,500)	457,447	(871,241)	—

Net cash (used in) provided by investing activities	408,523	(17,545)	457,447	(871,241)	(22,816)

Cash flows from financing activities
Payments on long-term debt	(33,780)	(187)	—	—	(33,967)
Proceeds from the exercise of stock options	—	—	6,017	—	6,017
Repayments of short-term bank borrowings	—	(5,982)	—	—	(5,982)

Net cash provided by (used in) financing activities	(33,780)	(6,169)	6,017	—	(33,932)

Net increase (decrease) in cash	(40,455)	28,216	22,928	—	10,689
Cash and cash equivalents, beginning of period	135,729	135,143	116,375	—	387,247

Cash and cash equivalents, end of period	$95,274	$163,359	$139,303	$—	$397,936

Note 9—Segment Reporting

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

Excluded from segment profits, however, are the vast majority of executive compensation expenses, certain marketing costs, amortization of intangibles, special items, interest costs, other corporate overhead, provision for income taxes and the cumulative effect of a change in accounting principle. Financial information for the Company’s reportable segments is as follows:

	Wholesale	Retail	Licensing	Total
Three Months Ended June 30, 2003
Total segment revenue	$263,968	$89,438	$28,632	$382,038
Segment profits	6,893	6,852	20,317	34,062
Depreciation and amortization included in segment profits.	12,756	3,330	140	16,226

Three Months Ended June 30, 2002
Total segment revenue	$266,574	$86,684	$27,904	$381,162
Segment profits	6,988	6,387	17,224	30,599
Depreciation and amortization included in segment profits.	12,655	3,893	144	16,692

A reconciliation of total segment revenue to consolidated net revenue is as follows:

	Three Months Ended June 30,
	2003	2002
Total segment revenue	$382,038	$381,162
Intercompany revenue	(14,830)	(14,832)

Consolidated net revenue	$367,208	$366,330

Intercompany revenue represents buying agency commissions from consolidated subsidiaries, which is classified under Licensing for segment reporting purposes.

A reconciliation of total segment profits to consolidated income before income taxes and cumulative effect of change in accounting principle is as follows:

	Three Months Ended June 30,
	2003	2002
Segment profits	$34,062	$30,599
Corporate expenses not allocated	(14,071)	(16,735)
Special item	11,000	—
Interest expense, net	(7,505)	(10,673)

Consolidated income before income taxes and cumulative effect of change in accounting principle	$23,486	$3,191

The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Note 10—Earnings Per Share

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

A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

	Three Months Ended June 30,
	2003	2002
Weighted average shares outstanding	90,580,000	89,898,000
Net effect of dilutive stock options based on the treasury stock method using average market price	87,000	—

Weighted average share and share equivalents outstanding	90,667,000	89,898,000

Ordinary Shares on assumed exercise of stock options amounting to 883,000 shares for the three months ended June 30, 2002 were not included in the computation of diluted earnings per share since they would be anti-dilutive. Options to purchase 7,137,887 shares at June 30, 2003 and 3,504,360 shares at June 30, 2002 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Ordinary Shares.

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

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations data as a percentage of net revenue.

	Three Months Ended June 30,
	2003	2002
Net revenue	100.0%	100.0%
Cost of goods sold	54.1	55.4

Gross profit	45.9	44.6

Depreciation and amortization	5.2	6.0
Special item	(3.0)	—
Other SG&A expenses	35.3	34.8

Total SG&A expenses	37.5	40.8

Income from operations	8.4	3.8
Interest and other expense, net	2.0	2.9

Income before taxes and cumulative effect of change in accounting principle	6.4	0.9
Provision for income taxes	1.8	3.3

Income (loss) before cumulative effect of change in accounting principle	4.6	(2.4)
Cumulative effect of change in accounting principle	—	(117.4)

Net income (loss)	4.6	(119.8)

Items Affecting Comparability

In June 2003, the Company settled its trademark counterfeiting and infringement litigation with Goody’s Family Clothing, Inc. and received a payment of $11,000 on August 1, 2003, in connection with the settlement. The Company recorded this settlement as a special item, which reduced selling, general and administrative expenses during the first quarter of fiscal 2004.

During the first quarter of fiscal 2004, the Company reevaluated the level of price adjustments it previously provided for its retailers and reduced its estimated accrual for such price adjustments, increasing income before income taxes and the cumulative effect of change in accounting principle by approximately $9,000.

Effective April 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The adoption of SFAS 142 resulted in a non-cash charge related to the impairment of goodwill in the first quarter of fiscal 2003 of $430,026. This charge was recorded as a cumulative effect of a change in accounting principle in the Condensed Consolidated Statements of Operations.

Prior to April 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book and tax basis of intangible assets, principally trademark rights. As a result of adopting SFAS 142, those deferred tax liabilities will no longer be used to support the realization of certain deferred tax assets. Accordingly, the Company recorded a one-time, non-cash, deferred tax charge totaling $11,358, in the first quarter of fiscal 2003, in order to establish a valuation allowance against those deferred tax assets.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Overview

The Company’s net revenue increased 0.2% to $367,208 in the first quarter of fiscal 2004 compared to $366,330 in the first quarter last year. Consolidated net revenue included revenue from the Company’s European subsidiary, Tommy Hilfiger Europe B.V. (“TH Europe”) of approximately $36,800 in the first quarter of fiscal 2004 and $19,600 in the first quarter of fiscal 2003. This increase from the prior year included approximately $7,000 resulting from the translation of the stronger euro in fiscal 2004. Increases in net revenue in the Retail and Licensing segments, both volume driven, were offset by a decrease in the Wholesale segment resulting from lower average prices. Within the Retail segment, net revenue from stores opened since June 30, 2002 was offset, partially, by a decrease in sales due to the closing of 37 U.S. specialty stores. The increase in Licensing segment net revenue was due to increased licensing royalties. Within the Company’s Wholesale segment, an increase in revenue in both the men’s and women’s components, due entirely to the growth in Europe, was offset by a decline in the childrenswear component. The fluctuations in revenue of each of the Company’s segments are further described below in the Segment Operations section. Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Three Months Ended June 30,
	2003	2002	% Increase (Decrease)
Wholesale	$263,968	$266,574	(1.0)%
Retail	89,438	86,684	3.2%
Licensing	13,802	13,072	5.6%

Total	$367,208	$366,330	0.2%

Gross profit as a percentage of net revenue increased to 45.9% for the three months ended June 30, 2003 from 44.6% in the corresponding period last year. The improvement in gross margin was due to an improvement in the gross margin of the Company’s Wholesale segment as well as a higher contribution of the Licensing segment, which generates a higher gross margin than the Company’s consolidated gross margin, to total net revenue. During the first quarter of fiscal 2004, the Company continued its efforts to bring supply and demand into balance in the United States. As part of this process, the Company reevaluated the level of price adjustments it previously provided for its retailers and reduced its estimated accrual for such price adjustments, increasing gross profit by approximately $9,000. In addition, gross margin benefited from a higher contribution of TH Europe, in the first quarter of fiscal 2004 as compared to the same period in fiscal 2003. TH Europe generates a higher gross margin than the Company’s domestic components. Partially offsetting these improvements was a lower gross margin in the Retail segment, reflecting higher markdowns compared to a year ago. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses for the first quarter of fiscal 2004 decreased to $137,494, or 37.5% of net revenue, from $149,409, or 40.8% of net revenue, in the first quarter of fiscal 2003. This decrease was mainly due to the recording of the legal settlement of $11,000, described above, as a reduction of selling, general and administrative expenses in the first quarter of fiscal 2004. Excluding this special item, selling, general and administrative expenses decreased to $148,494, or 40.4%, of net revenue in the first quarter of fiscal 2004, from $149,409, or 40.8% of net revenue in the same period last year. This decrease was mainly due to decreased expenses in the Company’s Retail segment, partially offset by an increase in the Company’s Wholesale segment. The decrease in the Retail segment was primarily due to closing 37 U.S. specialty stores since June 30, 2002, including 18 stores prior to the beginning of the quarter. The increase in Wholesale segment expenses was due to increased expenses in the Europe wholesale division, incurred to support its growth, partially offset by reduced expenses in the U.S. wholesale and corporate divisions.

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $10,670 and $11,545 for the three months ended June 30, 2003 and 2002, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Interest and other expense decreased from $12,569 in the first quarter of fiscal 2003 to $8,638 in the first quarter of fiscal 2004. This decrease was primarily due to the repayment, upon maturity, of $151,091 principal amount in June 2003 of the 2003 Notes. The Company also had a lower level of average short-term borrowings under the Company’s credit facilities during the first quarter of fiscal 2004 as compared to the same period last year.

        Interest income decreased from $1,896 in the first quarter of fiscal 2003 to $1,133 in the first quarter of fiscal 2004. The decrease from the first quarter of fiscal 2003 was due to lower interest rates earned on invested cash balances, offset in part by higher average invested cash balances. Interest rates earned on invested cash balances for the three-month periods ended June 30, 2003 and 2002 were 1.12% and 1.71%, respectively.

In the first quarter of fiscal 2004, the Company recorded a provision for income taxes of $6,532 on income before taxes of $23,486 compared to a provision for income taxes of $11,923 on income before taxes and the cumulative effect of a change in accounting principle of $3,191 in the same period last year. The fiscal 2004 provision reflects the special item recorded in the first quarter while the provision in the fiscal 2003 first quarter reflects a deferred tax charge related to the adoption of SFAS 142.

The provision for income taxes, before the non-recurring items described above, for the first quarter of fiscal 2004 increased to 21.5% of income before taxes and the cumulative effect of the change in accounting principle from 17.7% in the corresponding period last year. This increase was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company’s earnings are subject.

Segment Operations

The Company has three reportable segments: Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segment consists of the design and sourcing of men’s sportswear and jeanswear, women’s casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment is comprised of the operations of the Company’s outlet and specialty stores. The Licensing segment consists of the operations of licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying offices. Segment revenue is presented before the elimination of intercompany transactions (see Note 9 to the Condensed Consolidated Financial Statements for a reconciliation of total segment revenue to consolidated net revenue).

Excluded from segment profits, however, are the vast majority of executive compensation expenses, certain marketing costs, amortization of intangibles, special items, interest costs, other corporate overhead, provision for income taxes and the cumulative effect of a change in accounting principle. The Company evaluates performance and allocates resources based on segment profits. Financial information for the Company’s reportable segments is as follows:

	Wholesale	Retail	Licensing	Total
Three Months Ended June 30, 2003
Total segment revenue	$263,968	$89,438	$28,632	$382,038
Segment profits	6,893	6,852	20,317	34,062
Segment profit %	2.6%	7.7%	71.0%	8.9%

Three Months Ended June 30, 2002
Total segment revenue	$266,574	$86,684	$27,904	$381,162
Segment profits	6,988	6,387	17,224	30,599
Segment profit %	2.6%	7.4%	61.7%	8.0%

Wholesale Segment. Wholesale segment net revenue decreased by $2,606, or 1.0%, from the first quarter of fiscal 2003 to the first quarter of fiscal 2004. Within the Wholesale segment, net revenue by component was as follows:

	Three Months Ended June 30,
	2003	2002
Menswear	$102,207	$100,831
Womenswear	109,558	106,975
Childrenswear	52,203	58,768

	$263,968	$266,574

Net revenue in the Wholesale segment decreased due to lower average unit prices in the U.S. during the first quarter of fiscal 2004 compared to the prior year. The lower average unit prices were driven by a higher percentage of sales through the Company’s normal off-price channels. Partially offsetting this decrease was an increase in net revenue of TH Europe which benefited from growth in each of its components, particularly menswear and womenswear, and the effect of currency translation.

The Company expects Wholesale segment net revenue for fiscal 2004 to be approximately 5% to 10% below fiscal 2003 net revenue, with decreases in each of the menswear, womenswear and childrenswear components, caused by lower receipt plans by major retail customers in the U.S., offset somewhat by increases in the European business.

Wholesale segment profits decreased by 1.4%, from the first quarter of fiscal 2003 to the first quarter of fiscal 2004. As a percentage of segment revenue, Wholesale segment profits were unchanged at 2.6% for the first quarter of fiscal 2004 and 2003. Within the Wholesale segment, an increase in operating expenses in the TH Europe wholesale division incurred to support its growth and a decrease in U.S. wholesale division net revenue was partially offset by a decrease in the U.S. wholesale division operating expense, as well as an increase in gross margin, both in the Europe and U.S. wholesale divisions. Gross margin in the U.S. wholesale division benefited from the reduced level of price adjustments to retailers mentioned above.

Retail Segment. Retail segment net revenue increased $2,754, or 3.2%, from the first quarter of fiscal 2003 to the first quarter of fiscal 2004. The improvement in the current period was due to net revenue from stores opened since June 30, 2002, partially offset by the closing of 37 U.S. specialty stores since June 30, 2002. Retail stores opened since June 30, 2002 contributed net revenue of $8,546 during the quarter ended June 30, 2003. Revenue generated from the 37 U.S. specialty retail stores that were closed amounted to $657 and $8,075 during the three months ended June 30, 2003 and June 30, 2002, respectively. At June 30, 2003, the Company operated 157 retail stores, consisting of 122 outlet stores and 35 specialty stores, compared to 111 outlets and 61 specialty stores a year ago.

Net revenue in the Retail segment for fiscal 2004 is expected to be 5% to 10% higher than fiscal 2003, with increases in net revenue from stores opened in Canada and Europe offset by lower volume in the U.S. stores due mainly to the closing of 37 U.S. specialty stores since June 30, 2002.

Retail segment profits increased $465, or 7.3%, from the first quarter of fiscal 2003 to the first quarter of fiscal 2004. As a percentage of segment revenue, Retail segment profits were 7.7% and 7.4% for the first quarter of fiscal 2004 and 2003, respectively. Segment profits and segment profits as a percentage of segment revenue increased from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 due to reduced operating losses in the Company’s U.S. specialty retail division following the store closings mentioned above. These stores generated operating losses of $945 and $3,108 for the three-month periods ended June 30, 2003 and June 30, 2002, respectively. Partially offsetting this benefit was a decrease in segment profits in the U.S. outlet division resulting from higher markdowns experienced during the first quarter of fiscal 2004 as compared to fiscal 2003.

Licensing Segment. Licensing segment net revenue increased $728, or 2.6%, from the first quarter of fiscal 2003 to the first quarter of fiscal 2004. The increase was primarily due to higher royalty revenue, particularly in licenses for home furnishings, watches and the Company’s geographic license for Japan. New products introduced under licenses entered into during the first quarter of fiscal 2004 and 2003 contributed a de minimus amount of revenue during those respective periods.

The Company expects Licensing segment net revenue for fiscal 2004 to be 5% to 10% below fiscal 2003, due, in part, to movement of its underwear business in-house effective June 1, 2003.

Licensing segment profits increased by $3,093, or 18.0%, from the first quarter of fiscal 2003 to the first quarter of fiscal 2004. As a percentage of segment revenue, Licensing segment profits were 71.0% and 61.7% for the quarter ended June 30, 2003 and 2002, respectively. These increases were principally due to reduced operating expenses at the Company’s Far East buying offices and the increase in segment revenue discussed above.

Forward Outlook

For the full fiscal year 2004, the Company expects net revenue to be below that of fiscal 2003, in the 5% to 10% range. Net revenue is expected to decline up to 5% in the second quarter, in the 15% to 20% range in the third quarter and in the 3% to 7% range in the fourth quarter. The Company expects second quarter earnings per share in the range of $0.55 to $0.59. Third quarter results are expected to be affected by order reductions in the U.S. without the offsetting benefit of growth in Europe due to seasonal shipping patterns. As a result, the Company believes that reasonable per share estimates for fiscal third quarter would be in the range of $0.10 to $0.14. Fiscal fourth quarter earnings per share are expected to be between $0.35 and $0.39. These estimates assume 91,000,000 shares and share equivalents outstanding in each of the second, third and fourth quarters.

The Company believes that fiscal 2004 capital expenditures will be approximately $75,000 to $80,000. The Company’s effective tax rate for the remainder of fiscal 2004 is expected to be approximately 21% to 23%.

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

The Company’s cash and cash equivalents balance decreased $146,940 from $420,826 at March 31, 2003 to $273,886 at June 30, 2003. This decrease was principally due to the repayment of the 2003 Notes, upon maturity. In the first three months of fiscal 2004, the Company generated net cash from operating activities of $36,300 consisting of $39,297 of net income before non-cash items, partially offset by $2,997 of changes in working capital, primarily as a result of an increase in inventory and a decrease in accounts payable, offset, in part, by a decrease in accounts receivable. Cash used in investing activities related to capital expenditures of $11,216 which were made principally in support of the expansion of the European business, as well as the Company’s retail store openings and the purchase of short-term investments of $20,751. Cash used in financing activities primarily related to the repayment of $151,091 principal amount of the 2003 Notes. A more detailed analysis of the changes in cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

As of June 30, 2003, the Company’s principal debt facilities consisted of $200,000 of the 2008 Notes, $150,000 of the 2031 Bonds and the Credit Facility. The Notes were issued by TH USA and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

In June 2003, upon maturity, the Company repaid $151,091 principal amount of the 2003 Notes.

The Credit Facility, which is guaranteed by THC, consists of an unsecured $300,000 TH USA three-year revolving credit facility, of which up to $175,000 may be used for direct borrowings. The Credit Facility is available for letters of credit, working capital and other general corporate purposes. As of June 30, 2003, $116,075 of the available borrowings under the Credit Facility had been used to open letters of credit, including $26,337 for inventory purchased that are included in current liabilities and $89,738 related to commitments to purchase inventory. There were no direct borrowings outstanding under the Credit Facility as of June 30, 2003.

The Credit Facility contains a number of covenants that, among other things, restrict the ability of subsidiaries of THC to dispose of assets, incur additional indebtedness, create liens on assets, pay dividends or make other payments in respect of capital stock, make investments, loans and advances, engage in transactions with affiliates, enter into certain sale and leaseback transactions, engage in mergers or consolidations or change the businesses conducted by them. The Credit Facility also restricts the ability of THC to create liens on assets or enter into certain sale and leaseback transactions. Under the Credit Facility, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that, in the aggregate, exceed 33% of the Company’s cumulative consolidated net income, commencing with the fiscal year ended March 31, 2002 plus $125,000, less certain deductions. In addition, under the Credit Facility, THC and TH USA are required to comply with and maintain specified financial ratios and meet certain tests (based on the Company’s consolidated financial results excluding the effects of changes in accounting principles generally accepted in the United States), including, without limitation, a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum consolidated net worth test.

The Company was in compliance with all covenants in respect of the Notes and the Credit Facility as of, and for the twelve-month period ended, June 30, 2003.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $105,000 at June 30, 2003, for working capital or trade financing purposes. In addition to short-term borrowings of $20,373, as of June 30, 2003, $37,372 of available borrowings under these facilities had been used to open letters of credit, including $4,415 for inventory purchased that is included in current liabilities and $32,957 related to commitments to purchase inventory. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.58% and 3.69% as of, and for the three-month period ended, June 30, 2003, respectively.

The Company’s credit facilities provide for the issuance of letters of credit without restriction on cash balances.

The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay long-term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions. No interest rate hedging contracts were in place as of June 30, 2003.

The Company expects to fund its cash requirements for current operations for fiscal 2004 and the foreseeable future from available cash balances, internally generated funds and borrowings available under the Company’s credit facilities. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

There were no significant committed capital expenditures at June 30, 2003. The Company expects fiscal 2004 capital expenditures to be approximately $75,000 to $80,000.

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

Exchange Rates

The Company receives United States dollars for approximately 85% of its product sales. Substantially all inventory purchases from contract manufacturers throughout the world are also denominated in United States dollars; however, purchase prices for the Company’s products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company’s cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company’s inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or anticipated cash flows. These include the purchase of inventory, capital expenditures, collection of foreign royalty payments and certain intercompany commitments. The Company enters into forward contracts, generally with maturities of up to 15 months, to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. At June 30, 2003, the Company had contracts to exchange foreign currencies, principally the Japanese yen, the Canadian dollar and the euro having a total notional amount of $107,813. The unrealized loss associated with these contracts at June 30, 2003 was $2,506. Gains or losses on such forward contracts are recognized in other comprehensive income on a mark-to-market basis and, ultimately, in earnings at the time the underlying hedge transaction is completed or recognized in earnings.

Recently Issued Accounting Standards

There were no recently issued accounting standards that the Company believes will have a material effect on its financial position, its results of operations or its cash flows.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks and uncertainties, including, but not limited to, the overall level of consumer spending on apparel, the financial strength of the retail industry generally and the Company’s customers, distributors, licensees and franchisees in particular, changes in trends in the market segments and geographic areas in which the Company competes, the level of demand for the Company’s products, actions by our major customers or existing or new competitors, changes in currency and interest rates, changes in applicable tax laws, regulations and treaties and changes in economic or political conditions or trade regulations in the markets where the Company sells or sources its products, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including its Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2003. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the sections entitled “Liquidity and Capital Resources” and “Exchange Rates” in Item 2 above, which sections are incorporated herein by reference.

ITEM 4.	CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2003, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Sections 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.	Amendment to the Articles of Association, as amended, of Tommy Hilfiger Corporation

10.1	Amendment No. 2 to the Tommy Hilfiger U.S.A., Inc. Amended and Restated Supplemental Executive Retirement Plan

10.2	Employment Agreement between Tommy Hilfiger Corporation, Tommy Hilfiger U.S.A., Inc. and David F. Dyer, dated August 3, 2003

10.3	Amendment, dated August 3, 2003, to the Employment Agreement, as amended, between Joel J. Horowitz and Tommy Hilfiger U.S.A., Inc.

11.	Computation of Net Income Per Ordinary Share

31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

During the quarter ended June 30, 2003, the Company submitted the following Current Reports on Form 8-K with the Securities and Exchange Commission:

(1)	The Company submitted a Current Report on Form 8-K, dated May 9, 2003, describing its updated expectations for its financial results for the fourth quarter and full year ended March 31, 2003.

(2)	The Company submitted a Current Report on Form 8-K, dated June 5, 2003, describing its financial results for the fourth quarter and full year ended March 31, 2003.

(3)	The Company submitted a Current Report on Form 8-K, dated June 30, 2003, announcing the settlement of its trademark counterfeiting and infringement litigation with Goody’s Family Clothing, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

TOMMY HILFIGER CORPORATION

Date: August 12, 2003	By: /S/	JOEL J. HOROWITZ

Joel J. Horowitz
Chairman of the Board
Tommy Hilfiger Corporation

Date: August 12, 2003	By: /S/	JOSEPH SCIROCCO

Joseph Scirocco
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer) Tommy Hilfiger Corporation

EXHIBIT INDEX

Exhibit Number	Description

3.	Amendment to the Articles of Association, as amended, of Tommy Hilfiger Corporation

10.1	Amendment No. 2 to the Tommy Hilfiger U.S.A., Inc. Amended and Restated Supplemental Executive Retirement Plan

10.2	Employment Agreement between Tommy Hilfiger Corporation, Tommy Hilfiger U.S.A., Inc. and David F. Dyer, dated August 3, 2003

10.3	Amendment, dated August 3, 2003, to the Employment Agreement, as amended, between Joel J. Horowitz and Tommy Hilfiger U.S.A., Inc.

11.	Computation of Net Income Per Ordinary Share

31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350