Form 10-Q
period 2003-09-30
HILFIGER TOMMY CORP
filed 2003-11-14
CIK 888747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Ordinary Shares, $0.01 par value per share, outstanding as of November 7, 2003: 90,643,130

TOMMY HILFIGER CORPORATION

INDEX TO FORM 10-Q

September 30, 2003

PART I

ITEM 1 – FINANCIAL STATEMENTS

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)	For the Six Months Ended September 30,		For the Three Months Ended September 30,
	2003	2002	2003	2002
Net revenue	$915,155	$912,809	$547,947	$546,479
Cost of goods sold	489,315	501,130	290,592	298,073

Gross profit	425,840	411,679	257,355	248,406

Depreciation and amortization	38,576	43,569	19,523	21,426
Special item	(11,000)	—	—	—
Other selling, general and administrative expenses	279,490	269,867	150,049	142,601

Total selling, general and administrative expenses	307,066	313,436	169,572	164,027

Income from operations	118,774	98,243	87,783	84,379
Interest and other expense	16,132	23,493	7,494	10,924
Interest income	1,871	3,542	738	1,646

Income before income taxes and cumulative effect of change in accounting principle	104,513	78,292	81,027	75,101
Provision for income taxes	22,871	26,030	16,339	14,107

Income (loss) before cumulative effect of change in accounting principle	81,642	52,262	64,688	60,994
Cumulative effect of change in accounting principle	—	(430,026)	—	—

Net income (loss)	$81,642	$(377,764)	$64,688	$60,994

Earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$0.90	$0.58	$0.71	$0.67

Cumulative effect of change in accounting principle per share	$—	$(4.77)	$—	$—

Basic earnings (loss) per share	$0.90	$(4.19)	$0.71	$0.67

Weighted average shares outstanding	90,595	90,194	90,610	90,490

Earnings before cumulative effect of change in accounting principle	$0.90	$0.58	$0.71	$0.67

Cumulative effect of change in accounting principle per share	$—	$(4.74)	$—	$—

Diluted earnings (loss) per share	$0.90	$(4.16)	$0.71	$0.67

Weighted average shares and share equivalents outstanding	90,857	90,805	91,046	90,829

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)	September 30,	March 31,
	2003	2003
Assets
Current assets
Cash and cash equivalents	$250,720	$420,826
Short-term investments	34,496	—
Accounts receivable	197,591	185,039
Inventories	270,621	229,654
Deferred tax assets	41,790	51,830
Other current assets	22,458	28,183

Total current assets	817,676	915,532
Property and equipment, at cost, less accumulated depreciation and amortization	238,830	248,290
Intangible assets, subject to amortization	8,188	8,744
Intangible assets, not subject to amortization	630,340	625,205
Goodwill	229,418	219,153
Other assets	11,655	11,227

Total Assets	$1,936,107	$2,028,151

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$19,380
Current portion of long-term debt	773	151,866
Accounts payable	18,820	47,753
Accrued expenses and other current liabilities	202,884	194,023

Total current liabilities	222,477	413,022
Long-term debt	349,964	350,280
Deferred tax liability	208,642	214,825
Other liabilities	7,473	6,649
Shareholders’ equity
Preference Shares, $0.01 par value-shares authorized 5,000,000; none issued	—	—
Ordinary Shares, $0.01 par value-shares authorized 150,000,000; issued 96,835,730 and 96,771,312 shares, respectively	968	968
Capital in excess of par value	607,522	606,836
Retained earnings	524,813	443,171
Accumulated other comprehensive income	75,479	53,631
Treasury shares, at cost: 6,192,600 Ordinary Shares	(61,231)	(61,231)

Total shareholders’ equity	1,147,551	1,043,375

Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$1,936,107	$2,028,151

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net income (loss)	$81,642	$(377,764)
Adjustments to reconcile net income (loss) to net cash from operating activities
Cumulative effect of change in accounting principle	—	430,026
Depreciation and amortization	39,078	44,320
Deferred taxes	2,847	11,358
Changes in operating assets and liabilities
Decrease (increase) in assets
Accounts receivable	(5,750)	33,654
Inventories	(36,517)	(79,508)
Other assets	4,963	(6,468)
Increase (decrease) in liabilities
Accounts payable	(28,933)	5,730
Accrued expenses and other liabilities	1,914	21,098

Net cash provided by operating activities	59,244	82,446

Cash flows from investing activities
Purchases of property and equipment	(24,060)	(39,803)
Purchase of short-term investments	(34,496)	—

Net cash used in investing activities	(58,556)	(39,803)

Cash flows from financing activities
Payments of long-term debt	(151,501)	(58,353)
Proceeds from the exercise of employee stock options	653	7,130
Short-term bank borrowings (repayments), net	(19,946)	13,780

Net cash used in financing activities	(170,794)	(37,443)

Net increase (decrease) in cash	(170,106)	5,200
Cash and cash equivalents, beginning of period	420,826	387,247

Cash and cash equivalents, end of period	$250,720	$392,447

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollar amounts in thousands)

(Unaudited)	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares	Total shareholders’ equity
	Outstanding	Amount
Balance, March 31, 2002	89,838,567	$960	$598,527	$956,776	$2,430	$(61,231)	$1,497,462
Net income (loss)	—	—	—	(513,605)	—	—	(513,605)
Foreign currency translation	—	—	—	—	52,453	—	52,453
Change in fair value of hedging instruments	—	—	—	—	(1,252)	—	(1,252)
Exercise of employee stock options	740,145	8	7,169	—	—	—	7,177
Tax benefits from exercise of stock options	—	—	1,140	—	—	—	1,140

Balance, March 31, 2003	90,578,712	968	606,836	443,171	53,631	(61,231)	1,043,375
Net income	—	—	—	81,642	—	—	81,642
Foreign currency translation	—	—	—	—	22,729	—	22,729
Change in fair value of hedging instruments	—	—	—	—	(881)	—	(881)
Exercise of employee stock options	64,418	—	653	—	—	—	653
Tax benefits from exercise of stock options	—	—	33	—	—	—	33

Balance, September 30, 2003 (Unaudited)	90,643,130	$968	$607,522	$524,813	$75,479	$(61,231)	$1,147,551

Comprehensive income consists of net income (loss), foreign currency translation and unrealized gains and losses on hedging instruments and totaled $103,490 for the six months ended September 30, 2003 and $(462,404) for the fiscal year ended March 31, 2003.

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

Note 1 – Basis of Presentation

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

Operating results for the six-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004, as the Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries as well as other factors. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

The financial statements for the six-month and three-month periods ended September 30, 2003 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 2003, as presented, has been derived from the Consolidated Balance Sheet as of March 31, 2003 included in the Form 10-K.

Note 2 – Summary of Significant Accounting Policies

For a description of the Company’s significant accounting policies, see Note 1 to the Consolidated Financial Statements included in the Form 10-K. Additional information regarding the Company’s significant accounting policies is set forth below.

Stock Options

The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.”

At September 30, 2003 the Company had three stock-based employee compensation plans, which are described more fully in Note 14 to the Consolidated Financial Statements included in the Form 10-K. No stock-based employee compensation expense is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	For the Six Months Ended September 30,
	2003	2002
Net income (loss), as reported	$81,642	$(377,764)

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,464)	(4,510)

Pro forma net income (loss)	$78,178	$(382,274)

Earnings (loss) per share:
Basic – as reported	$0.90	$(4.19)
Basic – pro forma	$0.86	$(4.24)
Diluted – as reported	$0.90	$(4.16)
Diluted – pro forma	$0.86	$(4.21)

Shipping and Handling Costs

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $25,025 and $25,756 for the six months ended September 30, 2003 and 2002, respectively, and $14,355 and $14,217 for the three months ended September 30, 2003 and 2002, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Note 3 – Special Items

In June 2003, the Company settled its trademark counterfeiting and infringement litigation with Goody’s Family Clothing, Inc. and received a payment of $11,000 on August 1, 2003, in connection with the settlement. The Company recorded this settlement as a special item, which reduced selling, general and administrative expenses during the first quarter of fiscal 2004.

In the third quarter of fiscal 2003, the Company recorded special charges of $78,186 before taxes related to the closure of all but seven of its U.S. specialty stores and the impairment of fixed assets of the seven U.S. specialty stores that the Company will continue to operate. The special charges consisted of $38,929 for the impairment of leasehold improvements, store fixtures and other assets of stores that were closed, $24,263 for estimated lease termination costs, $2,600 for the write down of inventory (included in cost of goods sold), $764 for other expenses, including employee costs, and $11,630 for an impairment charge to write down to fair value the fixed assets and leasehold improvements at the seven stores that will remain open. As of March 31, 2003, the Company had $5,944 of special charge accrual related to the specialty store closures. By September 30, 2003 the Company closed 37 stores and had utilized substantially all of this accrual.

Note 4 – Change in Accounting Estimate

During the first quarter of fiscal 2004, the Company reevaluated the level of price adjustments it previously provided for its retailers and reduced its estimated accrual for such price adjustments, increasing income before income taxes and the cumulative effect of change in accounting principle by approximately $9,000.

Note 5 – Short-Term Investments

As of September 30, 2003, the Company had invested in high quality debt instruments with original maturities of greater than 90 days but less than one year. These securities have been classified as short-term investments in the Company’s condensed consolidated balance sheet as of September 30, 2003 and accounted for as trading securities as defined under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly these investments have been recorded at fair market value based on trading in the public market. The corresponding gain, which was de minimus, has been included in interest income in the Company’s condensed consolidated statements of operations for the six months ended September 30, 2003.

Note 6 – Goodwill and Intangible Assets

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

Note 7 – Debt Facilities

As of September 30, 2003, the Company’s principal debt facilities consisted of $200,000 of 6.85% notes maturing on June 1, 2008 (the “2008 Notes”), $150,000 of 9% bonds maturing on December 1, 2031 (the “2031 Bonds”) and a revolving credit facility which expires on July 1, 2005 (the “Credit Facility”). The 2008 Notes and the 2031 Bonds (collectively, the “Notes”) were issued by Tommy Hilfiger U.S.A., Inc., a subsidiary of THC (“TH USA”) and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

In June 2003, upon maturity, the Company repaid the remaining $151,091 principal amount of 6.50% notes which matured on June 1, 2003 (the “2003 Notes”).

The Credit Facility, which is guaranteed by THC, consists of an unsecured $300,000 TH USA three-year revolving credit facility, of which up to $175,000 may be used for direct borrowings. The Credit Facility is available for letters of credit, working capital and other general corporate purposes. As of September 30, 2003, $90,989 of the available borrowings under the Credit Facility had been used to open letters of credit, including $25,171 for inventory purchased that are included in current liabilities and $65,818 related to commitments to purchase inventory. There were no direct borrowings outstanding under the Credit Facility as of September 30, 2003.

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

The Company was in compliance with all covenants in respect of the Notes and the Credit Facility as of, and for the twelve-month period ended, September 30, 2003.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $133,000 at September 30, 2003, for working capital or trade financing purposes. As of September 30, 2003, $13,547 of available borrowings under these facilities had been used to open letters of credit, including $5,487 for inventory purchased that is included in current liabilities and $8,060 related to commitments to purchase inventory. There were no short-term borrowings as of September 30, 2003 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.57% for the six-month period ended, September 30, 2003.

The Company’s credit facilities provide for issuance of letters of credit without restriction on cash balances.

Note 8 – Condensed Consolidating Financial Information

The Notes discussed in Note 7 were issued by TH USA and are fully and unconditionally guaranteed by THC. Accordingly, condensed consolidating balance sheets as of September 30, 2003 and March 31, 2003, and the related condensed consolidating statements of operations and cash flows for each of the six-month periods ended September 30, 2003 and 2002, are provided. The operations of TH USA, excluding its subsidiaries, consist of the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries. The non-guarantor subsidiaries of TH USA consist of the Company’s U.S. retail, licensing and other wholesale divisions, as well as the Company’s Canadian operations. Such operations contributed net revenue of $529,783 and $590,136 for the six-month periods ended September 30, 2003 and 2002, respectively. The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations, as well as the Company’s European operations. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA’s and THC’s results reflect 100% of the earnings of their respective subsidiaries in each of the years presented. See Note 7 for a description of certain restrictions on the ability of subsidiaries of THC to pay dividends to THC.

Condensed Consolidating Statements of Operations

Six Months Ended September 30, 2003

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Net revenue	$201,069	$730,711	$—	$(16,625)	$915,155
Cost of goods sold	131,164	365,323	—	(7,172)	489,315

Gross profit	69,905	365,388	—	(9,453)	425,840

Depreciation and amortization	9,954	28,622	—	—	38,576
Special item	—	(11,000)	—	—	(11,000)
Other selling, general and administrative expenses	58,607	231,890	(1,439)	(9,568)	279,490

Total selling, general, and administrative expenses	68,561	249,512	(1,439)	(9,568)	307,066

Income (loss) from operations	1,344	115,876	1,439	115	118,774
Interest and other expense	16,143	(11)	—	—	16,132
Interest income	366	1,227	278	—	1,871
Intercompany interest expense (income)	43,589	(14,303)	(29,286)	—	—
Intercompany dividend (income)	(15,000)	—	—	15,000	—

Income (loss) before income taxes	(43,022)	131,417	31,003	(14,885)	104,513
Provision (benefit) for income taxes	(14,242)	39,647	2,716	(5,250)	22,871
Equity in net earnings of unconsolidated subsidiaries	65,813	—	53,355	(119,168)	—

Net income (loss)	$37,033	$91,770	$81,642	$(128,803)	$81,642

Condensed Consolidating Statements of Operations

Six Months Ended September 30, 2002

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Net revenue	$239,068	$692,243	$—	$(18,502)	$912,809
Cost of goods sold	158,418	349,505	—	(6,793)	501,130

Gross profit	80,650	342,738	—	(11,709)	411,679

Depreciation and amortization	10,400	33,169	—	—	43,569
Other selling, general and administrative expenses	71,603	210,899	(2,923)	(9,712)	269,867

Total selling, general, and administrative expenses	82,003	244,068	(2,923)	(9,712)	313,436

Income (loss) from operations	(1,353)	98,670	2,923	(1,997)	98,243
Interest and other expense	20,056	3,437	—	—	23,493
Interest income	1,061	1,372	1,109	—	3,542
Intercompany interest expense (income)	47,752	(11,037)	(36,715)	—	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(68,100)	107,642	40,747	(1,997)	78,292
Provision (benefit) for income taxes	(14,051)	36,604	3,477	—	26,030

Income (loss) before cumulative effect of change in accounting principle	(54,049)	71,038	37,270	(1,997)	52,262
Cumulative effect of change in accounting principle	—	(430,026)	—	—	(430,026)
Equity in net earnings of unconsolidated subsidiaries	(368,688)	—	(415,034)	783,722	—

Net income (loss)	$(422,737)	$(358,988)	$(377,764)	$781,725	$(377,764)

Condensed Consolidating Balance Sheets

September 30, 2003

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$56,576	$162,126	$32,018	$—	$250,720
Short-term investments	—	34,496	—	—	34,496
Accounts receivable	30,011	167,580	—	—	197,591
Inventories	57,105	215,748	—	(2,232)	270,621
Deferred tax assets	24,967	16,823	—	—	41,790
Other current assets	2,922	18,989	547	—	22,458

Total current assets	171,581	615,762	32,565	(2,232)	817,676

Property, plant and equipment, at cost, less accumulated depreciation and amortization	122,890	115,940	—	—	238,830
Intangible assets, subject to amortization	—	8,188	—	—	8,188
Intangible assets, not subject to amortization	—	630,340	—	—	630,340
Goodwill	—	229,418	—	—	229,418
Investment in subsidiaries	1,034,839	209,290	532,715	(1,776,844)	—
Other assets	6,691	4,964	—	—	11,655

Total Assets	$1,336,001	$1,813,902	$565,280	$(1,779,076)	$1,936,107

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	171	602	—	—	773
Accounts payable	3,563	15,257	—	—	18,820
Accrued expenses and other current liabilities	85,800	121,919	415	(5,250)	202,884

Total current liabilities	89,534	137,778	415	(5,250)	222,477

Intercompany payable (receivable)	873,095	(290,411)	(582,686)	2	—
Long-term debt	349,883	81	—	—	349,964
Deferred tax liability	(5,617)	214,259	—	—	208,642
Other liabilities	308	7,165	—	—	7,473
Shareholders’ equity	28,798	1,745,030	1,147,551	(1,773,828)	1,147,551

Total Liabilities and Shareholders’ Equity	$1,336,001	$1,813,902	$565,280	$(1,779,076)	$1,936,107

Condensed Consolidating Balance Sheets

March 31, 2003

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$28,493	$229,758	$162,575	$—	$420,826
Accounts receivable	13,929	171,110	—	—	185,039
Inventories	42,128	188,931	—	(1,405)	229,654
Deferred tax assets	27,854	23,976	—	—	51,830
Other current assets	10,542	16,299	1,342	—	28,183

Total current assets	122,946	630,074	163,917	(1,405)	915,532

Property, plant and equipment, at cost, less accumulated depreciation and amortization	130,136	118,154	—	—	248,290
Intangible assets, subject to amortization	—	8,744	—	—	8,744
Intangible assets, not subject to amortization	—	625,205	—	—	625,205
Goodwill	—	219,153	—	—	219,153
Investment in subsidiaries	969,025	209,290	66,527	(1,244,842)	—
Other assets	6,318	4,909	—	—	11,227

Total Assets	$1,228,425	$1,815,529	$230,444	$(1,246,247)	$2,028,151

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$19,380	$—	$—	$19,380
Current portion of long-term debt	151,249	617	—	—	151,866
Accounts payable	20,729	27,024	—	—	47,753
Accrued expenses and other current liabilities	74,625	118,912	512	(26)	194,023

Total current liabilities	246,603	165,933	512	(26)	413,022

Intercompany payable (receivable)	1,042,234	(223,922)	(813,443)	(4,869)	—
Long-term debt	349,958	322	—	—	350,280
Deferred tax liability	(5,618)	220,443	—	—	214,825
Other liabilities	308	6,341	—	—	6,649
Shareholders’ equity	(405,060)	1,646,412	1,043,375	(1,241,352)	1,043,375

Total Liabilities and Shareholders’ Equity	$1,228,425	$1,815,529	$230,444	$(1,246,247)	$2,028,151

Condensed Consolidating Statements of Cash Flows

Six Months Ended September 30, 2003

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$37,033	$91,770	$81,642	$(128,803)	$81,642
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	9,954	29,124	—	—	39,078
Deferred taxes	2,887	(40)	—	—	2,847
Changes in operating assets and liabilities	199,517	(113,978)	(159,497)	9,635	(64,323)

Net cash provided by (used in) operating activities	249,391	6,876	(77,855)	(119,168)	59,244

Cash flows from investing activities
Purchases of property and equipment	(4,322)	(19,738)	—	—	(24,060)
Purchase of short-term investments	—	(34,496)	—	—	(34,496)
Net activity in investment in subsidiaries	(65,813)	—	(53,355)	119,168	—

Net cash (used in) provided by investing activities	(70,135)	(54,234)	(53,355)	119,168	(58,556)

Cash flows from financing activities
Payments on long-term debt	(151,173)	(328)	—	—	(151,501)
Proceeds from the exercise of stock options	—	—	653	—	653
Repayments of short-term bank borrowings	—	(19,946)	—	—	(19,946)

Net cash provided by (used in) financing activities	(151,173)	(20,274)	653	—	(170,794)

Net increase (decrease) in cash	28,083	(67,632)	(130,557)	—	(170,106)

Cash and cash equivalents, beginning of period	28,493	229,758	162,575	—	420,826

Cash and cash equivalents, end of period	$56,576	$162,126	$32,018	$—	$250,720

Condensed Consolidating Statements of Cash Flows

Six Months Ended September 30, 2002

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(422,737)	$(358,988)	$(377,764)	$781,725	$(377,764)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Cumulative effect of change in accounting principle	—	430,026	—	—	430,026
Depreciation and amortization	10,400	33,920	—	—	44,320
Deferred taxes	7,182	4,176	—	—	11,358
Changes in operating assets and liabilities	31,735	(44,649)	(12,077)	(503)	(25,494)

Net cash provided by (used in) operating activities	(373,420)	64,485	(389,841)	781,222	82,446

Cash flows from investing activities
Purchases of property and equipment	(10,963)	(28,840)	—	—	(39,803)
Net activity in investment in subsidiaries	368,688	(2,500)	415,034	(781,222)	—

Net cash (used in) provided by investing activities	357,725	(31,340)	415,034	(781,222)	(39,803)

Cash flows from financing activities
Payments on long-term debt	(58,009)	(344)	—	—	(58,353)
Proceeds from the exercise of stock options	—	—	7,130	—	7,130
Repayments of short-term bank borrowings	—	13,780	—	—	13,780

Net cash provided by (used in) financing activities	(58,009)	13,436	7,130	—	(37,443)

Net increase (decrease) in cash	(73,704)	46,581	32,323	—	5,200
Cash and cash equivalents, beginning of period	135,729	135,143	116,375	—	387,247

Cash and cash equivalents, end of period	$62,025	$181,724	$148,698	$—	$392,447

Note 9 – Segment Reporting

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

Excluded from segment profits, however, are the vast majority of executive compensation expenses, certain marketing costs, amortization of intangibles, special items, interest costs, other corporate overhead, the provision for income taxes and the cumulative effect of a change in accounting principle. Financial information for the Company’s reportable segments is as follows:

	Wholesale	Retail	Licensing	Total
Six Months Ended September 30, 2003
Total segment revenue	$681,049	$204,544	$59,572	$945,165
Segment profits	69,857	20,643	42,329	132,829
Depreciation and amortization included in segment profits	25,384	7,422	275	33,081

Six Months Ended September 30, 2002
Total segment revenue	$682,327	$201,683	$61,386	$945,396
Segment profits	61,998	22,396	39,769	124,163
Depreciation and amortization included in segment profits	25,315	7,729	292	33,336

	Wholesale	Retail	Licensing	Total
Three Months Ended September 30, 2003
Total segment revenue	$417,081	$115,106	$30,940	$563,127
Segment profits	62,964	13,791	22,012	98,767
Depreciation and amortization included in segment profits	12,628	4,092	135	16,855

Three Months Ended September 30, 2002
Total segment revenue	$415,753	$114,999	$33,485	$564,237
Segment profits	55,010	16,009	22,545	93,564
Depreciation and amortization included in segment profits	12,660	3,836	148	16,644

A reconciliation of total segment revenue to consolidated net revenue is as follows:

	Six Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Total segment revenue	$945,165	$945,396	$563,127	$564,237
Intercompany revenue	(30,010)	(32,587)	(15,180)	(17,758)

Consolidated net revenue	$915,155	$912,809	$547,947	$546,479

Intercompany revenue represents buying agency commissions from consolidated subsidiaries, which is classified under Licensing for segment reporting purposes.

A reconciliation of total segment profits to consolidated income before income taxes and cumulative effect of change in accounting principle is as follows:

	Six Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Segment profits	$132,829	$124,163	$98,767	$93,564
Corporate expenses not allocated	(25,054)	(25,920)	(10,983)	(9,185)
Special item	11,000	—	—	—
Interest expense, net	(14,262)	(19,951)	(6,757)	(9,278)

Consolidated income before income taxes and cumulative effect of change in accounting principle	$104,513	$78,292	$81,027	$75,101

The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Note 10 – Earnings Per Share

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

A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

	Six Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Weighted average shares outstanding	90,595,000	90,194,000	90,610,000	90,490,000
Net effect of dilutive stock options based on the treasury stock method using average market price	262,000	611,000	436,000	339,000

Weighted average share and share equivalents outstanding	90,857,000	90,805,000	91,046,000	90,829,000

Options to purchase 5,473,500 shares at September 30, 2003 and 6,764,793 shares at September 30, 2002 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Ordinary Shares.

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

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations data as a percentage of net revenue.

	Six Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.5	54.9	53.0	54.5

Gross profit	46.5	45.1	47.0	45.5

Depreciation and amortization	4.2	4.8	3.6	3.9
Special item	(1.2)	—	—	—
Other SG&A expenses	30.5	29.5	27.4	26.2

Total SG&A expenses	33.5	34.3	31.0	30.1

Income from operations	13.0	10.8	16.0	15.4
Interest and other expense, net	1.6	2.2	1.2	1.7

Income before taxes and cumulative effect of change in accounting principle	11.4	8.6	14.8	13.7
Provision for income taxes	2.5	2.9	3.0	2.5

Income (loss) before cumulative effect of change in accounting principle	8.9	5.7	11.8	11.2
Cumulative effect of change in accounting principle	—	(47.1)	—	—

Net income (loss)	8.9	(41.4)	11.8	11.2

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

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002

Overview

The Company’s net revenue increased 0.3% to $915,155 during the first six months of fiscal 2004 compared to $912,809 in the first six months last year. Consolidated net revenue included revenue from the Company’s European subsidiary, Tommy Hilfiger Europe B.V. (“TH Europe”) of approximately $189,000 in the first six months of fiscal 2004 and $116,000 in the first six months of fiscal 2003. This increase from the prior year included approximately $26,000 resulting from the translation of the stronger euro in fiscal 2004. Increases in net revenue in the Retail and Licensing segments, both volume driven, were offset by a decrease in the Wholesale segment resulting from lower average prices. Within the Retail segment, net revenue from stores opened since September 30, 2002 was offset, partially, by a decrease in sales due to the closing of 37 U.S. specialty stores. The increase in Licensing segment net revenue was due to increased licensing royalties. Within the Company’s Wholesale segment, an increase in revenue in the men’s component, due entirely to the growth in Europe, was offset by a decline in both the women’s and childrenswear components, due entirely to decreases in the U.S. The fluctuations in revenue of each of the Company’s segments are further described below in the Segment Operations section. Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Six Months Ended September 30,
	2003	2002	% Increase (Decrease)
Wholesale	$681,049	$682,327	(0.2)%
Retail	204,544	201,683	1.4%
Licensing	29,562	28,799	2.6%

Total	$915,155	$912,809	0.3%

Gross profit as a percentage of net revenue increased to 46.5% for the six months ended September 30, 2003 from 45.1% in the corresponding period last year. The improvement in gross margin was mainly due to an improvement in the gross margin of the Company’s Wholesale segment. During the first six months of fiscal 2004, the U.S. wholesale division continued its efforts to bring supply and demand into balance in the United States. As part of this process, the Company reevaluated the level of price adjustments it previously provided for its retailers and reduced its estimated accrual for such price adjustments, increasing gross profit by approximately $9,000 during the first quarter of fiscal 2004. In addition, gross margin in the wholesale segment benefited from improved gross margins of, and a higher contribution of, TH Europe in the first six months of fiscal 2004 as compared to the same period in fiscal 2003. TH Europe generates a higher gross margin than the Company’s domestic components. Partially offsetting these improvements was a lower gross margin in the Retail segment, reflecting higher markdowns in the United States, compared to a year ago. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses for the first six months of fiscal 2004 decreased to $307,066, or 33.5% of net revenue, from $313,436, or 34.3% of net revenue, in the first six months of fiscal 2003. This decrease was mainly due to the recording of the legal settlement of $11,000, described above, as a reduction of selling, general and administrative expenses in the first quarter of fiscal 2004. Excluding this special item, selling, general and administrative expenses increased to $318,066, or 34.7%, of net revenue in the first six months of fiscal 2004. The increase in selling, general and administrative expenses was mainly due to increased expenses in the Company’s Wholesale segment, partially offset by a decrease in the Company’s Retail segment. The increase in Wholesale segment expenses was due to increased expenses in the Europe wholesale division, incurred to support its growth, partially offset by reduced expenses in the U.S. wholesale division. The decrease in the Retail segment was primarily due to closing 37 U.S. specialty stores since September 30, 2002 offset, in part, by increased expenses in the Company’s European, Canadian and U.S. outlet retail divisions incurred to support growth. The increase in selling, general and administrative expenses as a percentage of net revenue is due to the growth in TH Europe, which operates with a higher expense structure than the Company’s domestic components.

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $25,025 and $25,756 for the six months ended September 30, 2003 and 2002, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Interest and other expense decreased from $23,493 in the first six months of fiscal 2003 to $16,133 in the first six months of fiscal 2004. This decrease was primarily due to the repayment, upon maturity, in June 2003, of $151,091 principal amount of the 2003 Notes and a lower average level of long-term debt in the first six months of fiscal 2004 as compared to the same period in fiscal 2003. The Company also had a lower average level of short-term borrowings under the Company’s credit facilities during the first six months of fiscal 2004 as compared to the same period last year.

Interest income decreased from $3,542 in the first six months of fiscal 2003 to $1,871 in the first six months of fiscal 2004. The decrease from the first six months of fiscal 2003 was due to lower interest rates earned on invested cash balances and lower average invested cash balances. Interest rates earned on invested cash balances for the six-month periods ended September 30, 2003 and 2002 were 1.02% and 1.69%, respectively.

In the first six months of fiscal 2004, the Company recorded a provision for income taxes of $22,871 on income before taxes of $104,513 compared to a provision for income taxes of $26,030 on income before taxes and the cumulative effect of a change in accounting principle of $78,292 in the same period last year. The fiscal 2004 provision reflects the special item recorded in the first quarter while the provision in the fiscal 2003 first quarter reflects a deferred tax charge related to the adoption of SFAS 142.

The provision for income taxes, before the non-recurring items described above, for the first six months of fiscal 2004 increased to 20.3% of income before taxes and the cumulative effect of the change in accounting principle from 18.7% in the corresponding period last year. This increase was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company’s earnings are subject.

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

Excluded from segment profits, however, are the vast majority of executive compensation expenses, certain marketing costs, amortization of intangibles, special items, interest costs, other corporate overhead, the provision for income taxes and the cumulative effect of a change in accounting principle. The Company evaluates performance and allocates resources based on segment profits. Financial information for the Company’s reportable segments is as follows:

	Wholesale	Retail	Licensing	Total
Six Months Ended September 30, 2003
Total segment revenue	$681,049	$204,544	$59,572	$945,165
Segment profits	69,857	20,643	42,329	132,829
Segment profit %	10.3%	10.1%	71.1%	14.1%

Six Months Ended September 30, 2002
Total segment revenue	$682,327	$201,683	$61,386	$945,396
Segment profits	61,998	22,396	39,769	124,163
Segment profit %	9.1%	11.1%	64.8%	13.1%

Wholesale Segment. Wholesale segment net revenue decreased by $1,278, or 0.2%, from the first six months of fiscal 2003 to the first six months of fiscal 2004. Within the Wholesale segment, net revenue by component was as follows:

	Six Months Ended September 30,
	2003	2002
Menswear	$286,014	$274,944
Womenswear	269,507	268,539
Childrenswear	125,528	138,844

	$681,049	$682,327

Net revenue in the Wholesale segment decreased due to a reduction in net revenue of $62,393 in the U.S. caused by lower average unit prices during the first six months of fiscal 2004 compared to the prior year. The lower average unit prices were driven by an increase in sales through the Company’s normal off-price channels and lower receipt plans of the Company’s major full-price customers. Partially offsetting this decrease was an increase of $61,433 in net revenue of TH Europe, which benefited from growth in each of its components, particularly menswear and womenswear, and the effect of currency translation.

Wholesale segment profits increased by 12.7%, from the first six months of fiscal 2003 to the first six months of fiscal 2004. As a percentage of segment revenue, Wholesale segment profits were 10.3% for the first six months of fiscal 2004 compared to 9.1% for the same period last year. Wholesale segment profits increased due to the increase in TH Europe net revenue, mentioned above, as a percentage of total segment revenue. The TH Europe wholesale business generates a higher operating margin than the segment’s domestic component. In addition, the segment benefited from a higher gross margin in the U.S. due to the reduced level of price adjustments mentioned above and lower operating expenses in the U.S. due to cost savings plans implemented at the beginning of the fiscal year.

Retail Segment. Retail segment net revenue increased $2,861, or 1.4%, from the first six months of fiscal 2003 to the first six months of fiscal 2004. The improvement in the current period was due to net revenue from stores opened since September 30, 2002, partially offset by the closing of 37 U.S. specialty stores since September 30, 2002. Retail stores opened since September 30, 2002 contributed net revenue of $20,059 during the six months ended September 30, 2003, consisting of approximately $9,568 of revenue in the U.S. and $10,491 of non-U.S. revenue. Revenue generated from the 37 U.S. specialty retail stores that were closed amounted to $657 and $15,873 during the six months ended September 30, 2003 and September 30, 2002, respectively. At September 30, 2003, the Company operated 166 retail stores, consisting of 128 outlet stores and 38 specialty stores, compared to 112 outlets and 64 specialty stores a year ago.

Retail segment profits decreased $1,753, or 7.8%, from the first six months of fiscal 2003 to the first six months of fiscal 2004. As a percentage of segment revenue, Retail segment profits were 10.1% and 11.1% for the first six months of fiscal 2004 and 2003, respectively. In the U.S., operating profits and operating margin decreased from the first six months of fiscal 2003 to the first six months of fiscal 2004 due to a decrease in operating profits in the U.S. outlet division resulting from higher markdowns experienced during the first six months of fiscal 2004 as compared to fiscal 2003 and higher operating expenses due to operating more U.S. outlet stores during the fiscal 2004 six-month period. Partially offsetting this decrease was reduced operating losses in the Company’s U.S. specialty retail division following the store closings mentioned above. These stores generated operating losses of $945 and $7,104 for the six-month periods ended September 30, 2003 and September 30, 2002, respectively. Outside the U.S., operating profits and operating margin decreased due to higher operating expenses in Europe and Canada as those divisions expand their retail businesses.

Licensing Segment. Licensing segment net revenue decreased $1,814, or 3.0%, from the first six months of fiscal 2003 to the first six months of fiscal 2004. The decrease was primarily due to a reduction in buying agency commissions from consolidated subsidiaries offset in part by higher royalties earned from third-party licensees. Higher royalties earned from third-party licensees included, notably, the Company’s geographic license in Japan and in licenses for tailored clothing and footwear in Europe and watches which were partially offset by the loss of royalties associated with the mens underwear business which was taken in-house on June 1, 2003. New products introduced under licenses entered into during the first six months of fiscal 2004 and 2003 contributed a de minimus amount of revenue during those respective periods.

Licensing segment profits increased by $2,560, or 6.4%, from the first six months of fiscal 2003 to the first six months of fiscal 2004. As a percentage of segment revenue, Licensing segment profits were 71.1% and 64.8% for the six months ended September 30, 2003 and 2002, respectively. These increases were principally due to reduced operating expenses at the Company’s Far East buying offices and the increase in royalty revenue discussed above partially offset by a reduction in buying agency commissions from consolidated subsidiaries.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Overview

The Company’s net revenue increased 0.3% to $547,947 in the second quarter of fiscal 2004 compared to $546,479 in the second quarter last year. Consolidated net revenue included revenue from TH Europe of approximately $152,000 in the second quarter of fiscal 2004 and $96,000 in the second quarter of fiscal 2003. This increase from the prior year included approximately $19,000 resulting from the translation of the stronger euro in fiscal 2004. The increase in net revenue resulted from a slight increase in the Wholesale segment while the Retail and Licensing segments net revenue remained essentially unchanged. Within the Wholesale segment, an increase in the men’s component, due entirely to the revenue growth in Europe, was partially offset by decreases in the women’s and childrenswear components. The fluctuations in revenue of each of the Company’s segments are further described below in the Segment Operations section. Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Three Months Ended September 30,
	2003	2002	% Increase (Decrease)
Wholesale	$417,081	$415,753	0.3%
Retail	115,106	114,999	0.1%
Licensing	15,760	15,727	0.2%

Total	$547,947	$546,479	0.3%

Gross profit as a percentage of net revenue increased to 47.0% for the three months ended September 30, 2003 from 45.5% in the corresponding period last year. The improvement in gross margin was due to an improvement in the gross margin of the Company’s Wholesale segment. Gross margin in this segment benefited from a higher contribution of TH Europe in the second quarter of fiscal 2004 as compared to the same period in fiscal 2003. TH Europe generates a higher gross margin than the Company’s domestic components. Partially offsetting these improvements was a lower gross margin in the Retail segment, reflecting higher markdowns in the United States, compared to a year ago. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses for the second quarter of fiscal 2004 increased to $169,572, or 31.0% of net revenue, from $164,027, or 30.1% of net revenue, in the second quarter of fiscal 2003. This increase was mainly due to increased expenses in the Company’s Wholesale segment, partially offset by a decrease in the Company’s Retail segment. The increase in Wholesale segment expenses was due primarily to increased expenses in the Europe wholesale division, incurred to support its growth, partially offset by reduced expenses in the U.S. wholesale division. The decrease in the Retail segment was primarily due to closing 37 U.S. specialty stores since September 30, 2002.

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $14,355 and $14,217 for the three months ended September 30, 2003 and 2002, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Interest and other expense decreased from $10,924 in the second quarter of fiscal 2003 to $7,495 in the second quarter of fiscal 2004. This decrease was primarily due to the repayment, upon maturity, of $151,091 principal amount in June 2003 of the 2003 Notes. The Company also had a lower level of average short-term borrowings under the Company’s credit facilities during the second quarter of fiscal 2004 as compared to the same period last year.

Interest income decreased from $1,646 in the second quarter of fiscal 2003 to $738 in the second quarter of fiscal 2004. The decrease from the second quarter of fiscal 2003 was due to lower interest rates earned on invested cash balances and lower average invested cash balances. Interest rates earned on invested cash balances for the three-month periods ended September 30, 2003 and 2002 were 0.91% and 1.69%, respectively.

The provision for income taxes for the second quarter of fiscal 2004 increased to 20.2% of income before taxes and the cumulative effect of the change in accounting principle from 18.8% in the corresponding period last year. This increase was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company’s earnings are subject.

Segment Operations

Financial information for the Company’s reportable segments is as follows:

	Wholesale	Retail	Licensing	Total
Three Months Ended September 30, 2003
Total segment revenue	$417,081	$115,106	$30,940	$563,127
Segment profits	62,964	13,791	22,012	98,767
Segment profit %	15.1%	12.0%	71.1%	17.5%

Three Months Ended September 30, 2002
Total segment revenue	$415,753	$114,999	$33,485	$564,237
Segment profits	55,010	16,009	22,545	93,564
Segment profit %	13.2%	13.9%	67.3%	16.6%

Wholesale Segment. Wholesale segment net revenue increased by $1,328, or 0.3%, from the second quarter of fiscal 2003 to the second quarter of fiscal 2004. Within the Wholesale segment, net revenue by component was as follows:

	Three Months Ended September 30,
	2003	2002
Menswear	$183,806	$174,113
Womenswear	159,950	161,564
Childrenswear	73,325	80,076

	$417,081	$415,753

Net revenue in the Wholesale segment increased due to an increase of $49,705 in net revenue of TH Europe, which benefited from growth in each of its components, particularly menswear and womenswear, and the effect of currency translation. Partially offsetting this increase was a decrease in net revenue of $48,133 in the U.S. wholesale component due to lower average unit prices in the U.S. during the second quarter of fiscal 2004 compared to the prior year. The lower average unit prices were driven by an increase in sales through the Company’s normal off-price channels and lower receipt plans of the Company’s major full-price customers.

Wholesale segment profits increased by 14.5%, from the second quarter of fiscal 2003 to the second quarter of fiscal 2004. As a percentage of segment revenue, Wholesale segment profits were 15.1% and 13.2% for the second quarters of fiscal 2004 and 2003, respectively. Wholesale segment profits increased due to the increase in TH Europe net revenue mentioned above, as a percentage of total segment revenue, and overall improved gross margin. In addition, the segment benefited from reduced operating expenses in the U.S. wholesale division due to cost savings plans implemented at the beginning of the current fiscal year. Partially offsetting these items was the reduction in the U.S. wholesale division net revenue discussed above.

Retail Segment. Retail segment net revenue increased $107, or 0.1%, from the second quarter of fiscal 2003 to the second quarter of fiscal 2004. The improvement in the current period was due to net revenue from stores opened since September 30, 2002, partially offset by the closing of 37 U.S. specialty stores since September 30, 2002. Retail stores opened since September 30, 2002 contributed net revenue of $13,664 during the quarter ended September 30, 2003, consisting of approximately $7,248 of revenue in the U.S. and $6,416 of non-U.S. revenue. Revenue generated from the 37 U.S. specialty retail stores that were closed amounted to $7,798 during the three months ended September 30, 2002. At September 30, 2003, the Company operated 166 retail stores, consisting of 128 outlet stores and 38 specialty stores, compared to 112 outlets and 64 specialty stores a year ago.

Retail segment profits decreased $2,218, or 13.9%, from the second quarter of fiscal 2003 to the second quarter of fiscal 2004. As a percentage of segment revenue, Retail segment profits were 12.0% and 13.9% for the second quarters of fiscal 2004 and 2003, respectively. In the U.S., operating profits and operating margin decreased from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 due to a decrease in operating profits in the U.S. outlet division resulting from higher markdowns experienced during the second quarter of fiscal 2004 as compared to fiscal 2003 and higher operating expenses due to operating more U.S. outlet stores during the fiscal 2004 second quarter. Partially offsetting this decrease was reduced operating losses in the Company’s U.S. specialty retail division following the store closings mentioned above. These stores generated operating losses of $3,997 for the three-month period ended September 30, 2002. Outside the U.S., operating profits and operating margin decreased due to higher operating expenses in Europe and Canada as those divisions expand their retail businesses.

Licensing Segment. Licensing segment net revenue decreased $2,545, or 7.6%, from the second quarter of fiscal 2003 to the second quarter of fiscal 2004. The decrease was primarily due to a reduction in buying agency commissions from consolidated subsidiaries offset in part by higher royalties earned from third-party licensees. Higher royalties earned from third-party licensees included, notably, the Company’s geographic license in Japan partially offset by the loss of royalties associated with the men’s underwear license, which was taken in-house on June 1, 2003. New products introduced under licenses entered into during the second quarter of fiscal 2004 and 2003 contributed a de minimus amount of revenue during those respective periods.

Licensing segment profits decreased by $533, or 2.4%, from the second quarter of fiscal 2003 to the second quarter of fiscal 2004. This decrease was principally due to a reduction in buying agency commissions from consolidated subsidiaries offset in part by a reduction in operating expenses at the Company’s Far East buying offices and the increase in royalty revenue discussed above. As a percentage of segment revenue, Licensing segment profits were 71.1% and 67.3% for the quarters ended September 30, 2003 and 2002, respectively. This increase was principally due to the decrease in operating expenses as a percentage of net revenue in the segment.

Forward Outlook

In recent years, the Company has experienced declining revenue in its U.S. operations, principally in its wholesale divisions, which the Company expects will continue in the second half of its fiscal year ending March 31, 2004. This trend has been driven by (i) reduced levels of consumer spending on apparel, (ii) loss of some market share to new competitors in certain businesses, and (iii) a general shift in apparel spending away from U.S. department stores. The Company also believes that its products are overdistributed in U.S. department stores and a portion of its recent wholesale revenue declines are attributable to actions the Company has taken to bring supply and demand into balance. The declines in U.S. wholesale revenue have been partially offset by growth in TH Europe where the Company has expanded its distribution by adding new customers, increasing sales to existing customers and expanding its product offering.

On a quarterly basis, the seasonal shipping patterns of TH Europe create significant variations in consolidated revenue. TH Europe’s shipping is heavily concentrated in its second and fourth fiscal quarters. Accordingly, consolidated revenue in the third fiscal quarter is expected to reflect the decline in U.S. revenue without a corresponding increase from TH Europe.

The Company expects its most significant decline in revenue for the second half of fiscal 2004 to occur in its wholesale segment, with decreases in each of the menswear, womenswear and childrenswear components, caused by lower receipt plans by major retail customers in the U.S., offset somewhat, particularly in the fourth fiscal quarter, by increases in the European business. Net revenue in the Retail segment in the second half of fiscal 2004 is expected to benefit from increases in net revenue from stores opened in Canada and Europe, offset by lower volume in the U.S. stores, due mainly to the closing of 37 U.S. specialty stores since September 30, 2002. The Company expects Licensing segment net revenue for the balance of fiscal 2004 to be below fiscal 2003, due, in part, to bringing its mens underwear business in-house.

Consistent with the Company’s strategy to reduce U.S. distribution in order to bring supply and demand into balance, the Company has initiated discussions with Dillard’s, Inc. (“Dillard’s”), its largest customer, to reduce the number of Dillard’s stores in which Tommy Hilfiger merchandise is sold. The Company’s merchandise is currently sold in 325 Dillard’s stores. The Company had net revenue in fiscal 2003 of $240 million from sales to Dillard’s, which represented approximately 13% of the Company’s consolidated net revenue.

Since these discussions are ongoing, the Company is not in a position to predict the outcome or its impact on the Company’s future financial results. However, the impact of any decision to reduce the number of Dillard’s stores in which the Company’s merchandise is sold could further materially reduce revenue and net earnings below the year ago level. Regardless of the outcome of these discussions, the Company expects that there will not be a material adverse effect on its liquidity. Over the longer-term, the Company believes it can mitigate the impact of a reduced presence in such Dillard’s stores through increased sales to other retailers, increased regular price selling, improved gross margins, and expense reductions.

Liquidity and Capital Resources

Cash provided by operations continues to be the Company’s primary source of funds to finance operating needs, capital expenditures and debt service. Capital expenditures relate to construction of additional retail stores, maintenance or selective expansion of the Company’s in-store shop and fixtured area program and additions to corporate facilities and equipment. The Company’s sources of liquidity are cash on hand, cash from operations and the Company’s available credit.

            The Company’s cash and cash equivalents balance decreased $170,106 from $420,826 at March 31, 2003 to $250,720 at September 30, 2003. This decrease was principally due to the repayment of the 2003 Notes, upon maturity. In the first six months of fiscal 2004, the Company generated net cash from operating activities of $59,244 consisting of $123,567 of net income before non-cash items, partially offset by $64,323 of changes in working capital, primarily as a result of an increase in inventory and a decrease in accounts payable. Cash used in investing activities related to capital expenditures of $24,060 which were made principally in support of the expansion of the

European business as well as the Company’s retail store openings, and the purchase of short-term investments of $34,496. Cash used in financing activities primarily related to the repayment of $151,091 principal amount of the 2003 Notes. A more detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

As of September 30, 2003, the Company’s principal debt facilities consisted of $200,000 of the 2008 Notes, $150,000 of the 2031 Bonds and the Credit Facility. The Notes were issued by TH USA and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

In June 2003, upon maturity, the Company repaid the remaining $151,091 principal amount of the 2003 Notes.

The Credit Facility, which is guaranteed by THC, consists of an unsecured $300,000 TH USA three-year revolving credit facility, of which up to $175,000 may be used for direct borrowings. The Credit Facility is available for letters of credit, working capital and other general corporate purposes. As of September 30, 2003, $90,989 of the available borrowings under the Credit Facility had been used to open letters of credit, including $25,171 for inventory purchased that are included in current liabilities and $65,818 related to commitments to purchase inventory. There were no direct borrowings outstanding under the Credit Facility as of September 30, 2003.

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

The Company was in compliance with all covenants in respect of the Notes and the Credit Facility as of, and for the twelve-month period ended, September 30, 2003.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $133,000 at September 30, 2003, for working capital or trade financing purposes. As of September 30, 2003, $13,547 of available borrowings under these facilities had been used to open letters of credit, including $5,487 for inventory purchased that is included in current liabilities and $8,060 related to commitments to purchase inventory. There were no short-term borrowings as of September 30, 2003 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.57% for the six-month period ended, September 30, 2003

The Company’s credit facilities provide for the issuance of letters of credit without restriction on cash balances.

The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay long-term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions. No interest rate hedging contracts were in place as of September 30, 2003.

The Company expects to fund its cash requirements for current operations for fiscal 2004 and the foreseeable future from available cash balances, internally generated funds and borrowings available under the Company’s credit facilities. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

There were no significant committed capital expenditures at September 30, 2003. The Company believes that fiscal 2004 capital expenditures will be between $75,000 and $80,000.

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

Exchange Rates

The Company received United States dollars for approximately 74% of its product sales. Substantially all inventory purchases from contract manufacturers throughout the world are also denominated in United States dollars; however, purchase prices for the Company’s products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company’s cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company’s inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or anticipated cash flows. These include the purchase of inventory, capital expenditures, collection of foreign royalty payments and certain intercompany commitments. The Company enters into forward contracts, generally with maturities of up to 15 months, to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. At September 30, 2003, the Company had contracts to exchange foreign currencies, principally the Japanese yen, the Canadian dollar and the euro having a total notional amount of $163,216. The unrealized loss associated with these contracts at September 30, 2003 was $3,298. Gains or losses on such forward contracts are recognized in other comprehensive income on a mark-to-market basis and, ultimately, in earnings at the time the underlying hedge transaction is completed or recognized in earnings.

Recently Issued Accounting Standards

There were no recently issued accounting standards that the Company believes will have a material effect on its financial position, its results of operations or its cash flows.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks and uncertainties, including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry generally and the Company’s customers, distributors, licensees and franchisees in particular; changes in trends in the market segments and geographic areas in which the Company competes; the level of demand for the Company’s products; actions by our major customers or existing or new competitors; the effect of the Company’s strategy to reduce U.S. distribution in order to bring supply and demand into balance, including the outcome of the Company’s discussions with Dillard’s; changes in currency and interest rates; changes in applicable tax laws, regulations and treaties and changes in economic or political conditions or trade regulations in the markets where the Company sells or sources its products, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including its Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2003. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the sections entitled “Liquidity and Capital Resources” and “Exchange Rates” in Item 2 above, which sections are incorporated herein by reference.

ITEM 4.	CONTROLS AND PROCEDURES

Based on their evaluation as of September 30, 2003, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Sections 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 3, 2003, the Company held its Annual Meeting of Shareholders at The Sandy Lane Hotel, Sandy Lane, St. James, Barbados. There were a total of 84,121,258 Ordinary Shares entitled to vote, in person or by proxy, at the meeting.

The following matters were voted upon and approved at the meeting:

(i)	The election of two directors to the Board of Directors of the Company for a term to expire at the 2006 Annual Meeting of Shareholders;

(ii)	A proposal to approve the Tommy Hilfiger Corporation 2003 Incentive Compensation Plan; and

(iii)	A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending March 31, 2004.

With respect to the election of directors, the following votes were cast:

Nominee	For	Withheld Authority
David F. Dyer	76,989,929	7,131,329
Clinton V. Silver	76,446,584	7,674,674

The other directors of the Company whose terms continued after the meeting are Thomas J. Hilfiger, Joel J. Horowitz, Robert T.T. Sze and David Tang.

With respect to the approval of the Tommy Hilfiger Corporation 2003 Incentive Compensation Plan, 56,277,575 votes were cast in favor of the proposal and 8,312,488 votes were cast against. In addition, there were 937,716 abstentions and 18,593,479 broker non-votes.

With respect to the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors, 77,474,201 votes were cast in favor of the proposal and 6,603,651 votes were cast against. In addition, there were 43,406 abstentions and 0 broker non-votes.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

11	Computation of Net Income Per Ordinary Share

31.1	Certification of the principal executive officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the principal financial officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Exchange Act

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

During the quarter ended September 30, 2003, the Company submitted the following Current Reports on Form 8-K with the Securities and Exchange Commission:

(1)	The Company submitted a Current Report on Form 8-K, dated August 4, 2003, announcing the appointment of David F. Dyer as the President and Chief Executive Officer of the Company.

(2)	The Company submitted a Current Report on Form 8-K, dated August 5, 2003, describing its financial results for the first quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

TOMMY HILFIGER CORPORATION

Date:	November 14, 2003	By:	/s/ David F. Dyer

David F. Dyer Chief Executive Officer and President Tommy Hilfiger Corporation

Date:	November 14, 2003	By:	/s/ Joseph Scirocco

Joseph Scirocco Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer) Tommy Hilfiger Corporation

EXHIBIT INDEX

Exhibit Number	Description

11	Computation of Net Income Per Ordinary Share

31.1	Certification of the principal executive officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the principal financial officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Exchange Act

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350