Form 10-Q
period 2003-12-31
HILFIGER TOMMY CORP
filed 2004-02-12
CIK 888747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

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

Ordinary Shares, $0.01 par value per share, outstanding as of February 10, 2004: 90,701,184

TOMMY HILFIGER CORPORATION

INDEX TO FORM 10-Q

December 31, 2003

PART I

ITEM 1 - FINANCIAL STATEMENTS

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)	For the Nine Months Ended December 31,		For the Three Months Ended December 31,
	2003	2002	2003	2002
Net revenue	$1,365,747	$1,390,068	$450,592	$477,259
Cost of goods sold	739,678	772,612	250,363	271,482

Gross profit	626,069	617,456	200,229	205,777

Depreciation and amortization	57,767	64,772	19,191	21,203
Special items	(7,839)	84,910	3,161	84,910
Other selling, general and administrative expenses	419,283	404,202	139,793	134,335

Total selling, general and administrative expenses	469,211	553,884	162,145	240,448

Income (loss) from operations	156,858	63,572	38,084	(34,671)

Interest and other expense	24,502	34,907	8,370	11,414
Interest income	2,586	5,115	715	1,573

Income (loss) before income taxes and cumulative effect of change in accounting principle	134,942	33,780	30,429	(44,512)

Provision (benefit) for income taxes	29,667	3,593	6,796	(22,437)

Income (loss) before cumulative effect of change in accounting principle	105,275	30,187	23,633	(22,075)

Cumulative effect of change in accounting principle	—	(430,026)	—	—

Net income (loss)	$105,275	$(399,839)	$23,633	$(22,075)

Earnings (loss) per share:

Earnings (loss) before cumulative effect of change in accounting principle	$1.16	$0.33	$0.26	$(0.24)

Cumulative effect of change in accounting principle per share	$—	$(4.76)	$—	$—

Basic earnings (loss) per share	$1.16	$(4.43)	$0.26	$(0.24)

Weighted average shares outstanding	90,615	90,322	90,655	90,579

Earnings (loss) before cumulative effect of change in accounting principle	$1.16	$0.33	$0.26	$(0.24)

Cumulative effect of change in accounting principle per share	$—	$(4.74)	$—	$—

Diluted earnings (loss) per share	$1.16	$(4.41)	$0.26	$(0.24)

Weighted average shares and share equivalents outstanding	91,090	90,730	91,556	90,579

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)	December 31, 2003	March 31, 2003
Assets
Current assets
Cash and cash equivalents	$401,090	$420,826
Short-term investments	25,506	—
Accounts receivable	105,213	185,039
Inventories	242,927	229,654
Deferred tax assets	35,929	51,830
Other current assets	37,192	28,183

Total current assets	847,857	915,532

Property and equipment, at cost, less accumulated depreciation and amortization	231,841	248,290
Intangible assets, subject to amortization	7,964	8,744
Intangible assets, not subject to amortization	648,509	625,205
Goodwill	230,812	219,153
Other assets	11,720	11,227

Total Assets	$1,978,703	$2,028,151

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$19,380
Current portion of long-term debt	861	151,866
Accounts payable	13,922	47,753
Accrued expenses and other current liabilities	199,999	194,023

Total current liabilities	214,782	413,022

Long-term debt	350,188	350,280
Deferred tax liability	209,950	214,825
Other liabilities	7,574	6,649
Shareholders’ equity
Preference Shares, $0.01 par value-shares authorized 5,000,000; none issued	—	—
Ordinary Shares, $0.01 par value-shares authorized 150,000,000; issued 96,893,784 and 96,771,312 shares, respectively	969	968
Capital in excess of par value	608,236	606,836
Retained earnings	548,446	443,171
Accumulated other comprehensive income	99,789	53,631
Treasury shares, at cost: 6,192,600 Ordinary Shares	(61,231)	(61,231)

Total shareholders’ equity	1,196,209	1,043,375

Commitments and contingencies

Total Liabilities and Shareholders’ Equity	$1,978,703	$2,028,151

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)
	For the Nine Months Ended December 31,
	2003	2002
Cash flows from operating activities
Net income (loss)	$105,275	$(399,839)
Adjustments to reconcile net income (loss) to net cash from operating activities
Cumulative effect of change in accounting principle	—	430,026
Depreciation and amortization	58,825	66,238
Deferred taxes	8,708	(19,270)
Non cash provision for special charges	3,161	49,978
Changes in operating assets and liabilities
Decrease (increase) in assets
Accounts receivable	92,051	113,691
Inventories	(8,823)	(66,051)
Other assets	(10,002)	(4,890)
Increase (decrease) in liabilities
Accounts payable	(33,831)	2,564
Accrued expenses and other liabilities	(1,436)	44,455

Net cash provided by operating activities	213,928	216,902

Cash flows from investing activities
Purchases of property and equipment	(37,642)	(56,978)
Purchase of short-term investments	(25,598)	—

Net cash used in investing activities	(63,240)	(56,978)

Cash flows from financing activities
Payments of long-term debt	(151,801)	(62,924)
Proceeds from the exercise of employee stock options	1,323	7,104
Short-term bank borrowings (repayments), net	(19,946)	(5,789)

Net cash used in financing activities	(170,424)	(61,609)

Net increase (decrease) in cash	(19,736)	98,315
Cash and cash equivalents, beginning of period	420,826	387,247

Cash and cash equivalents, end of period	$401,090	$485,562

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollar amounts in thousands)

(Unaudited)	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares	Total shareholders’ equity
	Outstanding	Amount
Balance, March 31, 2002	89,838,567	$960	$598,527	$956,776	$2,430	$(61,231)	$1,497,462
Net income (loss)	—	—	—	(513,605)	—	—	(513,605)
Foreign currency translation	—	—	—	—	52,453	—	52,453
Change in fair value of hedging instruments	—	—	—	—	(1,252)	—	(1,252)
Exercise of employee stock options	740,145	8	7,169	—	—	—	7,177
Tax benefits from exercise of stock options	—	—	1,140	—	—	—	1,140

Balance, March 31, 2003	90,578,712	968	606,836	443,171	53,631	(61,231)	1,043,375
Net income	—	—	—	105,275	—	—	105,275
Foreign currency translation	—	—	—	—	47,117	—	47,117
Change in fair value of hedging instruments	—	—	—	—	(959)	—	(959)
Exercise of employee stock options	122,472	1	1,322	—	—	—	1,323
Tax benefits from exercise of stock options	—	—	78	—	—	—	78

Balance, December 31, 2003 (Unaudited)	90,701,184	$969	$608,236	$548,446	$99,789	$(61,231)	$1,196,209

Comprehensive income consists of net income (loss), foreign currency translation and unrealized gains and losses on hedging instruments and totaled $151,433 for the nine months ended December 31, 2003 and $(462,404) for the fiscal year ended March 31, 2003.

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared by Tommy Hilfiger Corporation (“THC” or the “Company”; unless the context indicates otherwise, all references to the “Company” include THC and its subsidiaries) in a manner consistent with that used in the preparation of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2003, as filed with the Securities and Exchange Commission (the “Form 10-K”). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of only normal and recurring adjustments (except for the special items described in Note 3, the change in accounting estimate described in Note 4 and the cumulative effect of the change in accounting principle and the deferred tax charge described in Note 6), necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating results for the nine-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004, as the Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries as well as other factors. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

The financial statements for the nine-month and three-month periods ended December 31, 2003 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 2003, as presented, has been derived from the Consolidated Balance Sheet as of March 31, 2003 included in the Form 10-K.

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

At December 31, 2003, the Company had three stock-based employee compensation plans, which are described more fully in Note 14 to the Consolidated Financial Statements included in the Form 10-K. In November 2003, the Company’s shareholders approved the Tommy Hilfiger Corporation 2003 Incentive Compensation Plan. No stock-based employee compensation expense is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	For the Nine Months Ended December 31,
	2003	2002
Net income (loss), as reported	$105,275	$(399,839)

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(4,625)	(6,563)

Pro forma net income (loss)	$100,650	$(406,402)

Earnings (loss) per share:
Basic - as reported	$1.16	$(4.43)
Basic - pro forma	$1.11	$(4.50)
Diluted - as reported	$1.16	$(4.41)
Diluted - pro forma	$1.10	$(4.48)

Shipping and Handling Costs

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $35,302 and $39,087 for the nine months ended December 31, 2003 and 2002, respectively, and $10,277 and $13,314 for the three months ended December 31, 2003 and 2002, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Note 3 – Special Items

In the third quarter of fiscal 2004, the Company recorded a special charge of $3,161 before taxes primarily to reduce to fair value fixed assets at five of the Company’s retail stores.

In June 2003, the Company settled its trademark counterfeiting and infringement litigation with Goody’s Family Clothing, Inc. and received a payment of $11,000 on August 1, 2003, in connection with the settlement. The Company recorded this settlement as a special item, which reduced selling, general and administrative expenses during the first quarter of fiscal 2004.

In the third quarter of fiscal 2003, the Company recorded special charges of $87,510 before taxes related to the closure of all but seven of its U.S. specialty stores and the impairment of fixed assets of the seven U.S. specialty stores that the Company continued to operate. The special charges consisted of $38,929 for the impairment of leasehold improvements, store fixtures and other assets of stores that were closed, $33,741 for estimated lease termination costs, $2,600 for the write down of inventory (included in cost of goods sold), $610 for other expenses, including employee costs, and $11,630 for an impairment charge to write down to fair value the fixed assets and leasehold improvements at the seven stores that remained open.

Subsequently, in the fourth quarter of fiscal 2003, the Company closed 18 stores and by April 20, 2003, the Company had closed 37 stores that it had planned to exit at a cost below that which was originally expected. Accordingly, $9,324 on a pretax basis, which was previously charged against earnings as part of a special charge in the third quarter which mainly consisted of estimated lease termination costs, was reported as income for the fourth quarter. As of March 31, 2003, the Company had $5,944 of special charge accrual related to the specialty store closures. By December 31, 2003 the Company had utilized substantially all of this accrual.

Note 4 – Change in Accounting Estimate

During the first quarter of fiscal 2004, the Company reevaluated the level of price adjustments it previously provided for its retailers and reduced its estimated accrual for such price adjustments, increasing income before income taxes and the cumulative effect of change in accounting principle by approximately $9,000.

Note 5 – Short-Term Investments

As of December 31, 2003, the Company had invested in high quality debt instruments with original maturities of greater than 90 days but less than one year. These securities have been classified as short-term investments in the Company’s condensed consolidated balance sheet as of December 31, 2003 and accounted for as trading securities as defined under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly these investments have been recorded at fair market value based on trading in the public market. The corresponding gain, which was de minimus, has been included in interest income in the Company’s condensed consolidated statements of operations for the nine months ended December 31, 2003.

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

Note 7 – Debt Facilities

As of December 31, 2003, the Company’s principal debt facilities consisted of $200,000 of 6.85% notes maturing on June 1, 2008 (the “2008 Notes”), $150,000 of 9% bonds maturing on December 1, 2031 (the “2031 Bonds”) and a revolving credit facility which expires on July 1, 2005 (the “Credit Facility”). The 2008 Notes and the 2031 Bonds (collectively, the “Notes”) were issued by Tommy Hilfiger U.S.A., Inc., a subsidiary of THC (“TH USA”), and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

In June 2003, upon maturity, the Company repaid the remaining $151,091 principal amount of 6.50% notes which matured on June 1, 2003 (the “2003 Notes”).

The Credit Facility, which is guaranteed by THC, consists of an unsecured $300,000 TH USA three-year revolving credit facility, of which up to $175,000 may be used for direct borrowings. The Credit Facility is available for letters of credit, working capital and other general corporate purposes. As of December 31, 2003, $126,234 of the available borrowings under the Credit Facility had been used to open letters of credit, including $33,998 for inventory purchased that are included in current liabilities and $92,236 related to commitments to purchase inventory. There were no direct borrowings outstanding under the Credit Facility as of December 31, 2003.

The Credit Facility contains a number of covenants that, among other things, restrict the ability of subsidiaries of THC to dispose of assets, incur additional indebtedness, create liens on assets, pay dividends or make other payments in respect of capital stock, make investments, loans and advances, engage in transactions with affiliates, enter into certain sale and leaseback transactions, engage in mergers or consolidations or change the businesses conducted by them. The Credit Facility also restricts the ability of THC to create liens on assets or enter into certain sale and leaseback transactions. Under the Credit Facility, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that, in the aggregate, exceed 33% of the Company’s cumulative consolidated net income, commencing with the fiscal year ended March 31, 2002, plus $125,000, less certain deductions. In addition, under the Credit Facility, THC and TH USA are required to comply with and maintain specified financial ratios and meet certain tests (based on the Company’s consolidated financial results excluding the effects of changes in accounting principles generally accepted in the United States), including, without limitation, a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum consolidated net worth test.

The Company was in compliance with all covenants in respect of the Notes and the Credit Facility as of, and for the twelve-month period ended, December 31, 2003.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $120,000 at December 31, 2003, for working capital or trade financing purposes. As of December 31, 2003, $8,338 of available borrowings under these facilities had been used to open letters of credit, including $2,089 for inventory purchased that is included in current liabilities and $6,249 related to commitments to purchase inventory. There were no short-term borrowings as of December 31, 2003 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.57% for the nine-month period ended, December 31, 2003.

The Company’s credit facilities provide for issuance of letters of credit without restriction on cash balances.

Note 8 – Condensed Consolidating Financial Information

The Notes discussed in Note 7 were issued by TH USA and are fully and unconditionally guaranteed by THC. Accordingly, condensed consolidating balance sheets as of December 31, 2003 and March 31, 2003, and the related condensed consolidating statements of operations and cash flows for each of the nine-month periods ended December 31, 2003 and 2002, are provided. The operations of TH USA, excluding its subsidiaries, consist of the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries. The non-guarantor subsidiaries of TH USA consist of the Company’s U.S. retail, licensing and other wholesale divisions, as well as the Company’s Canadian operations. Such operations contributed net revenue of $831,773 and $877,815 for the nine-month periods ended December 31, 2003 and 2002, respectively. The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations, as well as the Company’s European operations. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA’s and THC’s results reflect 100% of the earnings of their respective subsidiaries in each of the years presented. See Note 7 for a description of certain restrictions on the ability of subsidiaries of THC to pay dividends to THC.

Condensed Consolidating Statements of Operations

Nine Months Ended December 31, 2003

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Net revenue	$292,838	$1,097,145	$—	$(24,236)	$1,365,747
Cost of goods sold	194,605	555,101	—	(10,028)	739,678

Gross profit	98,233	542,044	—	(14,208)	626,069

Depreciation and amortization	14,664	43,103	—	—	57,767
Special items	—	(7,839)	—	—	(7,839)
Other selling, general and administrative expenses	81,373	353,888	(1,843)	(14,135)	419,283

Total selling, general, and administrative expenses	96,037	389,152	(1,843)	(14,135)	469,211

Income (loss) from operations	2,196	152,892	1,843	(73)	156,858

Interest and other expense	(23,373)	(1,129)	—	—	(24,502)
Interest income	508	1,678	400	—	2,586
Intercompany interest (expense) income	(63,968)	22,398	41,570	—	—
Intercompany dividend income	15,000	—	—	(15,000)	—

Income (loss) before income taxes	(69,637)	175,839	43,813	(15,073)	134,942

Provision (benefit) for income taxes	(22,905)	53,924	3,898	(5,250)	29,667

Equity in net earnings of unconsolidated subsidiaries	103,017	—	65,360	(168,377)	—

Net income (loss)	$56,285	$121,915	$105,275	$(178,200)	$105,275

Condensed Consolidating Statements of Operations

Nine Months Ended December 31, 2002

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Net revenue	$360,403	$1,056,500	$—	$(26,835)	$1,390,068
Cost of goods sold	239,631	544,106	—	(11,125)	772,612

Gross profit	120,772	512,394	—	(15,710)	617,456

Depreciation and amortization	15,927	48,845	—	—	64,772
Special items	—	84,910	—	—	84,910
Other selling, general and administrative expenses	97,107	325,421	(4,291)	(14,035)	404,202

Total selling, general, and administrative expenses	113,034	459,176	(4,291)	(14,035)	553,884

Income (loss) from operations	7,738	53,218	4,291	(1,675)	63,572

Interest and other expense	(29,835)	(5,072)	—	—	(34,907)
Interest income	1,282	2,039	1,794	—	5,115
Intercompany interest (expense) income	(72,894)	17,390	55,504	—	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(93,709)	67,575	61,589	(1,675)	33,780

Provision (benefit) for income taxes	(22,603)	20,992	5,204	—	3,593

Income (loss) before cumulative effect of change in accounting principle	(71,106)	46,583	56,385	(1,675)	30,187

Cumulative effect of change in accounting principle	—	(430,026)	—	—	(430,026)

Equity in net earnings of unconsolidated subsidiaries	(389,445)	—	(456,224)	845,669	—

Net income (loss)	$(460,551)	$(383,443)	$(399,839)	$843,994	$(399,839)

Condensed Consolidating Balance Sheets

December 31, 2003

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$153,037	$190,462	$57,591	$—	$401,090
Short - term investments	—	25,506	—	—	25,506
Accounts receivable	6,388	98,825	—	—	105,213
Inventories	44,218	200,187	—	(1,478)	242,927
Deferred tax assets	25,116	10,813	—	—	35,929
Other current assets	10,067	26,783	342	—	37,192

Total current assets	238,826	552,576	57,933	(1,478)	847,857

Property, plant and equipment, at cost, less accumulated depreciation and amortization	117,118	114,723	—	—	231,841
Intangible assets, subject to amortization	—	7,964	—	—	7,964
Intangible assets, not subject to amortization	—	648,509	—	—	648,509
Goodwill	—	230,812	—	—	230,812
Investment in subsidiaries	1,072,043	209,290	570,017	(1,851,350)	—
Other assets	6,381	5,339	—	—	11,720

Total Assets	$1,434,368	$1,769,213	$627,950	$(1,852,828)	$1,978,703

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	174	687	—	—	861
Accounts payable	1,790	12,132	—	—	13,922
Accrued expenses and other current liabilities	100,832	103,882	535	(5,250)	199,999

Total current liabilities	102,796	116,701	535	(5,250)	214,782

Intercompany payable (receivable)	938,938	(370,146)	(568,794)	2	—
Long-term debt	349,864	324	—	—	350,188
Deferred tax liability	(5,633)	215,583	—	—	209,950
Other liabilities	308	7,266	—	—	7,574
Shareholders’ equity	48,095	1,799,485	1,196,209	(1,847,580)	1,196,209

Total Liabilities and Shareholders’ Equity	$1,434,368	$1,769,213	$627,950	$(1,852,828)	$1,978,703

Condensed Consolidating Balance Sheets

March 31, 2003

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$28,493	$229,758	$162,575	$—	$420,826
Accounts receivable	13,929	171,110	—	—	185,039
Inventories	42,128	188,931	—	(1,405)	229,654
Deferred tax assets	27,854	23,976	—	—	51,830
Other current assets	10,542	16,299	1,342	—	28,183

Total current assets	122,946	630,074	163,917	(1,405)	915,532

Property, plant and equipment, at cost, less accumulated depreciation and amortization	130,136	118,154	—	—	248,290
Intangible assets, subject to amortization	—	8,744	—	—	8,744
Intangible assets, not subject to amortization	—	625,205	—	—	625,205
Goodwill	—	219,153	—	—	219,153
Investment in subsidiaries	969,025	209,290	66,527	(1,244,842)	—
Other assets	6,318	4,909	—	—	11,227

Total Assets	$1,228,425	$1,815,529	$230,444	$(1,246,247)	$2,028,151

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$19,380	$—	$—	$19,380
Current portion of long-term debt	151,249	617	—	—	151,866
Accounts payable	20,729	27,024	—	—	47,753
Accrued expenses and other current liabilities	74,625	118,912	512	(26)	194,023

Total current liabilities	246,603	165,933	512	(26)	413,022

Intercompany payable (receivable)	1,042,234	(223,922)	(813,443)	(4,869)	—
Long-term debt	349,958	322	—	—	350,280
Deferred tax liability	(5,618)	220,443	—	—	214,825
Other liabilities	308	6,341	—	—	6,649
Shareholders’ equity	(405,060)	1,646,412	1,043,375	(1,241,352)	1,043,375

Total Liabilities and Shareholders’ Equity	$1,228,425	$1,815,529	$230,444	$(1,246,247)	$2,028,151

Condensed Consolidating Statements of Cash Flows

Nine Months Ended December 31, 2003

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$56,285	$121,915	$105,275	$(178,200)	$105,275
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	15,209	43,616	—	—	58,825
Deferred taxes	2,738	5,970	—	—	8,708
Non cash provision for special charges	—	3,161	—	—	3,161
Non cash activity in investment in subsidiaries	(88,017)	—	(65,360)	153,377	—
Changes in operating assets and liabilities	296,834	(122,476)	(146,222)	9,823	37,959

Net cash provided by (used in) operating activities	283,049	52,186	(106,307)	(15,000)	213,928

Cash flows from investing activities
Purchases of property and equipment	(7,291)	(30,351)	—	—	(37,642)
Purchase of short-term investments	—	(25,598)	—	—	(25,598)

Net cash (used in) provided by investing activities	(7,291)	(55,949)	—	—	(63,240)

Cash flows from financing activities
Payments on long-term debt	(151,214)	(587)	—	—	(151,801)
Proceeds from the exercise of stock options	—	—	1,323	—	1,323
Repayments of short-term bank borrowings	—	(19,946)	—	—	(19,946)
Intercompany dividends (paid)	—	(15,000)	—	15,000	—

Net cash provided by (used in) financing activities	(151,214)	(35,533)	1,323	15,000	(170,424)

Net increase (decrease) in cash	124,544	(39,296)	(104,984)	—	(19,736)

Cash and cash equivalents, beginning of period	28,493	229,758	162,575	—	420,826

Cash and cash equivalents, end of period	$153,037	$190,462	$57,591	$—	$401,090

Condensed Consolidating Statements of Cash Flows

Nine Months Ended December 31, 2002

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(460,551)	$(383,443)	$(399,839)	$843,994	$(399,839)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Cumulative effect of change in accounting principle	—	430,026	—	—	430,026
Depreciation and amortization	32,420	33,818	—	—	66,238
Deferred taxes	7,182	(26,452)	—	—	(19,270)
Non cash provision for special charges	—	49,978	—	—	49,978
Non cash activity in investment in subsidiaries	389,445	—	456,224	(845,669)	—
Changes in operating assets and liabilities	84,290	(2,597)	6,401	1,675	89,769

Net cash provided by (used in) operating activities	52,786	101,330	62,786	—	216,902

Cash flows from investing activities
Purchases of property and equipment	(14,808)	(42,170)	—	—	(56,978)

Net cash (used in) provided by investing activities	(14,808)	(42,170)	—	—	(56,978)

Cash flows from financing activities
Payments on long-term debt	(62,409)	(515)	—	—	(62,924)
Proceeds from the exercise of stock options	—	—	7,104	—	7,104
Repayments of short-term bank borrowings	—	(5,789)	—	—	(5,789)

Net cash provided by (used in) financing activities	(62,409)	(6,304)	7,104	—	(61,609)

Net increase (decrease) in cash	(24,431)	52,856	69,890	—	98,315

Cash and cash equivalents, beginning of period	135,729	135,143	116,375	—	387,247

Cash and cash equivalents, end of period	$111,298	$187,999	$186,265	$—	$485,562

Note 9 – Segment Reporting

The Company has three reportable segments: Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segment consists of the design and sourcing of men’s sportswear, jeanswear and underwear, women’s casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment reflects the operations of the Company’s outlet and specialty stores. The Licensing segment consists of the operations of licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying offices. The Company evaluates performance and allocates resources based on segment profits. The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Form 10-K.

Excluded from segment profits, however, are the vast majority of executive compensation expenses, certain marketing costs, amortization of intangibles, special items, interest costs, other corporate overhead, the provision for income taxes and the cumulative effect of a change in accounting principle. Financial information for the Company’s reportable segments is as follows:

	Wholesale	Retail	Licensing	Total
Nine Months Ended December 31, 2003
Total segment revenue	$980,739	$340,446	$88,117	$1,409,302
Segment profits	82,577	40,775	60,747	184,099
Depreciation and amortization included in segment profits	38,288	10,814	410	49,512

Nine Months Ended December 31, 2002
Total segment revenue	$1,013,759	$331,980	$91,695	$1,437,434
Segment profits	80,369	38,050	59,450	177,869
Depreciation and amortization included in segment profits	38,250	10,654	436	49,340

	Wholesale	Retail	Licensing	Total
Three Months Ended December 31, 2003
Total segment revenue	$299,690	$135,902	$28,545	$464,137
Segment profits	12,720	20,132	18,418	51,270
Depreciation and amortization included in segment profits	12,904	3,392	135	16,431

Three Months Ended December 31, 2002
Total segment revenue	$331,432	$130,297	$30,309	$492,038
Segment profits	18,371	15,654	19,681	53,706
Depreciation and amortization included in segment profits	12,935	2,925	144	16,004

A reconciliation of total segment revenue to consolidated net revenue is as follows:

	Nine Months Ended December 31,		Three Months Ended December 31,
	2003	2002	2003	2002
Total segment revenue	$1,409,302	$1,437,434	$464,137	$492,038
Intercompany revenue	(43,555)	(47,366)	(13,545)	(14,779)

Consolidated net revenue	$1,365,747	$1,390,068	$450,592	$477,259

Intercompany revenue represents buying agency commissions from consolidated subsidiaries, which is classified under Licensing for segment reporting purposes.

A reconciliation of total segment profits to consolidated income before income taxes and cumulative effect of change in accounting principle is as follows:

	Nine Months Ended December 31,		Three Months Ended December 31,
	2003	2002	2003	2002
Segment profits	$184,099	$177,869	$51,270	$53,706
Corporate expenses not allocated	(35,080)	(26,787)	(10,025)	(867)
Special items	7,839	(87,510)	(3,161)	(87,510)
Interest expense, net	(21,916)	(29,792)	(7,655)	(9,841)

Consolidated income (loss) before income taxes and cumulative effect of change in accounting principle	$134,942	$33,780	$30,429	$(44,512)

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

A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

	Nine Months Ended December 31,		Three Months Ended December 31,
	2003	2002	2003	2002
Weighted average shares outstanding	90,615,000	90,322,000	90,655,000	90,579,000
Net effect of dilutive stock options based on the treasury stock method using average market price	475,000	408,000	901,000	—

Weighted average share and share equivalents outstanding	91,090,000	90,730,000	91,556,000	90,579,000

Options to purchase 3,585,787 shares at December 31, 2003 and 7,965,720 shares at December 31, 2002 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Ordinary Shares.

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

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations data as a percentage of net revenue.

	Nine Months Ended December 31,		Three Months Ended December 31,
	2003	2002	2003	2002
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.2	55.6	55.6	56.9

Gross profit	45.8	44.4	44.4	43.1

Depreciation and amortization	4.2	4.6	4.3	4.4
Special items	(0.6)	6.1	0.7	17.8
Other SG&A expenses	30.7	29.1	31.0	28.1

Total SG&A expenses	34.3	39.8	36.0	50.3

Income (loss) from operations	11.5	4.6	8.4	(7.2)
Interest and other expense, net	1.6	2.1	1.7	2.1

Income (loss) before taxes and cumulative effect of change in accounting principle	9.9	2.5	6.7	(9.3)
Provision (benefit) for income taxes	2.2	0.3	1.5	(4.7)

Income (loss) before cumulative effect of change in accounting principle	7.7	2.2	5.2	(4.6)
Cumulative effect of change in accounting principle	—	(30.9)	—	—

Net income (loss)	7.7	(28.7)	5.2	(4.6)

Items Affecting Comparability

In the third quarter of fiscal 2004, the Company recorded a special charge of $3,161 before taxes primarily to reduce to fair value fixed assets at five of the Company’s retail stores.

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

In the third quarter of fiscal 2003, the Company recorded special charges of $87,510 before taxes related to the closure of all but seven of its U.S. specialty stores and the impairment of fixed assets of the seven U.S. specialty stores that the Company continued to operate. The special charges consisted of $38,929 for the impairment of leasehold improvements, store fixtures and other assets of stores that were closed, $33,741 for estimated lease termination costs, $2,600 for the write down of inventory (included in cost of goods sold), $610 for other expenses, including employee costs, and $11,630 for an impairment charge to write down to fair value the fixed assets and leasehold improvements at the seven stores that remained open.

Subsequently, in the fourth quarter of fiscal 2003, the Company closed 18 stores and by April 20, 2003, the Company had closed 37 stores that it had planned to exit at a cost below that which was originally expected. Accordingly, $9,324 on a pretax basis, which was previously charged against earnings as part of a special charge in the third quarter which mainly consisted of estimated lease termination costs, was reported as income for the fourth quarter. As of March 31, 2003, the Company had $5,944 of special charge accrual related to the specialty store closures. By December 31, 2003, the Company had utilized substantially all of this accrual.

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

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002

Overview

The Company’s net revenue decreased 1.7% to $1,365,747 during the first nine months of fiscal 2004 compared to $1,390,068 in the first nine months last year. Consolidated net revenue included revenue from the Company’s European subsidiary, Tommy Hilfiger Europe B.V. (“TH Europe”) of approximately $249,074 in the first nine months of fiscal 2004 and $158,431 in the first nine months of fiscal 2003. This increase from the prior year included approximately $35,737 resulting from the translation of the stronger euro in fiscal 2004. Increases in net revenue in the Retail and Licensing segments, both volume driven, were offset by a decrease in the Wholesale segment resulting from lower volume and lower average unit prices in the U.S. Within the Retail segment, net revenue from stores opened since December 31, 2002 was offset, partially, by a decrease in sales due to the closing of the 37 U.S. specialty stores mentioned above. The increase in Licensing segment net revenue was due to a slight increase in sales of licensed products. Within the Company’s Wholesale segment, decreases in revenue in the women’s and childrenswear components were due entirely to decreases in the U.S., partially offset by revenue growth in Europe. The increase in the men’s wholesale component was due to growth in Europe offset, in part, by decreases in the U.S. The fluctuations in revenue of each of the Company’s segments are further described below in the Segment Operations section. Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Nine Months Ended December 31,
	2003	2002	% Increase (Decrease)
Wholesale	$980,739	$1,013,759	(3.3)%
Retail	340,446	331,980	2.6%
Licensing	44,562	44,329	0.5%

Total	$1,365,747	$1,390,068	(1.7)%

Gross profit as a percentage of net revenue increased to 45.8% for the nine months ended December 31, 2003 from 44.4% in the corresponding period last year. The improvement in gross margin was mainly due to an improvement in the gross margin of the Company’s Wholesale segment. During the first nine months of fiscal 2004, the U.S. wholesale division continued its efforts to bring supply and demand into balance in the United States. As part of this process, the Company reevaluated the level of price adjustments it previously provided for its retailers and reduced its estimated accrual for such price adjustments, increasing gross profit by approximately $9,000 during the first quarter of fiscal 2004. In addition, gross margin in the wholesale segment benefited from improved gross margins of, and a higher contribution from, TH Europe in the first nine months of fiscal 2004 as compared to the same period in fiscal 2003. TH Europe generates a higher gross margin than the Company’s domestic components. Also, last year’s gross profit was negatively impacted by $2,600 of the special charges related to inventory of the U.S. specialty division that were included in cost of goods sold. Partially offsetting these improvements was a slightly lower gross margin in the Retail segment, reflecting higher markdowns in the United States, compared to a year ago. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses for the first nine months of fiscal 2004 decreased to $469,211, or 34.3% of net revenue, from $553,884, or 39.8% of net revenue, in the first nine months of fiscal 2003. This decrease was mainly due to the recording of

$84,910 of special charges related to the closing of 37 U.S. specialty stores in the third quarter of fiscal 2003 as described above compared to special items recorded in fiscal 2004 which reduced selling general and administrative expenses by $7,839. The special items recorded in fiscal 2004 included the legal settlement and the impairment of certain assets, each as described above. Excluding these special items, selling, general and administrative expenses increased to $477,050, or 34.9% of net revenue, in the first nine months of fiscal 2004 compared to $468,974, or 33.7% of net revenue. The increase in selling, general and administrative expenses was mainly due to increased expenses in the Company’s Wholesale segment, partially offset by a decrease in the Company’s Retail segment. The increase in Wholesale segment expenses was due to increased expenses in the Europe wholesale division, incurred to support its growth and from the translation of the stronger euro in fiscal 2004, partially offset by reduced expenses in the U.S. wholesale division. The decrease in the Retail segment was primarily due to closing 37 U.S. specialty stores since December 31, 2002 offset, in part, by increased expenses in the Company’s European, Canadian and U.S. outlet retail divisions incurred to support growth. The increase in selling, general and administrative expenses as a percentage of net revenue is due to the growth in TH Europe, which operates with a higher expense structure than the Company’s domestic components.

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $35,302 and $39,087 for the nine months ended December 31, 2003 and 2002, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Interest and other expense decreased from $34,907 in the first nine months of fiscal 2003 to $24,502 in the first nine months of fiscal 2004. This decrease was primarily due to the repayment, upon maturity, in June 2003, of $151,091 principal amount of the 2003 Notes and a lower average level of debt in the first nine months of fiscal 2004 as compared to the same period in fiscal 2003.

Interest income decreased from $5,115 in the first nine months of fiscal 2003 to $2,586 in the first nine months of fiscal 2004. The decrease from the first nine months of fiscal 2003 was due to lower interest rates earned on invested cash balances and lower average invested cash balances. Interest rates earned on invested cash balances for the nine-month periods ended December 31, 2003 and 2002 were 0.99% and 1.62%, respectively.

In the first nine months of fiscal 2004, the Company recorded a provision for income taxes of $29,667 on income before taxes of $134,942 compared to a provision for income taxes of $3,593 on income before taxes and the cumulative effect of a change in accounting principle of $33,780 in the same period last year. The fiscal 2004 provision reflects the effects of the special items recorded during fiscal 2004 described above while the provision in fiscal 2003 reflects the deferred tax charge related to the adoption of SFAS 142 recorded in the first quarter and the charge related to the write down of the 37 U.S. specialty stores recorded in the third quarter.

The provision for income taxes, before the non-recurring items described above, for the first nine months of fiscal 2004 increased to 21.1% of income before taxes and the cumulative effect of the change in accounting principle from 18.9% in the corresponding period last year. This increase was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company’s earnings are subject.

Segment Operations

The Company has three reportable segments: Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segment consists of the design and sourcing of men’s sportswear, jeanswear and underwear, women’s casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment is comprised of the operations of the Company’s outlet and specialty stores. The Licensing segment consists of the operations of licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying offices. Segment revenue is presented before the elimination of intercompany transactions (see Note 9 to the Condensed Consolidated Financial Statements for a reconciliation of total segment revenue to consolidated net revenue).

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

	Wholesale	Retail	Licensing	Total
Nine Months Ended December 31, 2003
Total segment revenue	$980,739	$340,446	$88,117	$1,409,302
Segment profits	82,577	40,775	60,747	184,099
Segment profit %	8.4%	12.0%	68.9%	13.1%

Nine Months Ended December 31, 2002
Total segment revenue	$1,013,759	$331,980	$91,695	$1,437,434
Segment profits	80,369	38,050	59,450	177,869
Segment profit %	7.9%	11.5%	64.8%	12.4%

Wholesale Segment. Wholesale segment net revenue decreased by $33,020, or 3.3%, from the first nine months of fiscal 2003 to the first nine months of fiscal 2004. Within the Wholesale segment, net revenue by component was as follows:

	Nine Months Ended December 31,
	2003	2002
Menswear	$404,112	$398,117
Womenswear	396,796	406,221
Childrenswear	179,831	209,421

	$980,739	$1,013,759

Net revenue in the Wholesale segment decreased due to a reduction in net revenue of $107,847 in the U.S. caused by lower average unit prices and lower volume during the first nine months of fiscal 2004 as compared to the prior year. The lower average unit prices were driven by an increase in sales through the Company’s normal off-price channels and lower receipt plans of the Company’s major full-price customers. Partially offsetting this decrease was an increase of $72,170 in net revenue of TH Europe, which benefited from growth in each of its components, particularly menswear and womenswear, and the effect of currency translation.

Wholesale segment profits increased by 2.7% from the first nine months of fiscal 2003 to the first nine months of fiscal 2004. As a percentage of segment revenue, Wholesale segment profits were 8.4% for the first nine months of fiscal 2004 compared to 7.9% for the same period last year. Wholesale segment profits increased due to the increase in TH Europe net revenue, mentioned above, as a percentage of total segment revenue. The TH Europe wholesale business generates a higher operating margin than the segment’s domestic component. In addition, the segment benefited from a higher gross margin in the U.S. due to the reduced level of price adjustments mentioned above and lower operating expenses in the U.S. due to cost savings plans implemented at the beginning of the fiscal year.

Retail Segment. Retail segment net revenue increased $8,466, or 2.6%, from the first nine months of fiscal 2003 to the first nine months of fiscal 2004. The improvement in the current period was due to net revenue from stores opened since December 31, 2002, partially offset by the closing of 37 U.S. specialty stores since December 31, 2002. Retail stores opened since December 31, 2002 contributed net revenue of $34,701 during the nine months ended December 31, 2003, consisting of approximately $17,240 of revenue in the U.S. and $17,461 of non-U.S. revenue. Revenue generated from the 37 U.S. specialty retail stores that were closed amounted to $657 and $25,879 during the nine months ended December 31, 2003 and December 31, 2002, respectively. At December 31, 2003, the Company operated 170 retail stores, consisting of 132 outlet stores and 38 specialty stores, compared to 114 outlets and 67 specialty stores a year ago.

Retail segment profits increased $2,725, or 7.2%, from the first nine months of fiscal 2003 to the first nine months of fiscal 2004. As a percentage of segment revenue, Retail segment profits were 12.0% and 11.5% for the first nine months of fiscal 2004 and 2003, respectively. In the U.S., operating profits and operating margin increased from the first nine months of fiscal 2003 to the first nine months of fiscal 2004 due to reduced operating losses in the Company’s U.S. specialty retail division following the store closings mentioned above. These stores generated operating losses of $945 and $11,426 for the nine-month periods ended December 31, 2003 and December 31, 2002, respectively. Partially offsetting this increase was a decrease in operating profits in the U.S. outlet division resulting from a lower gross margin due to higher markdowns experienced during the first nine months of fiscal 2004 as compared to fiscal 2003. Outside the U.S., operating profits and operating margin decreased due to higher operating expenses in Europe and Canada as those divisions expand their retail businesses.

Licensing Segment. Licensing segment net revenue decreased $3,578, or 3.9%, from the first nine months of fiscal 2003 to the first nine months of fiscal 2004. The decrease was primarily due to a reduction in buying agency commissions from consolidated subsidiaries offset in part by higher royalties earned from third-party licensees. Higher royalties earned from third-party licensees included, notably, the Company’s geographic license in Japan, licenses for tailored clothing and footwear in Europe and watches, partially offset by the loss of royalties associated with the mens underwear business which was taken in-house on June 1, 2003. New products introduced under licenses entered into during the first nine months of fiscal 2004 and 2003 contributed a de minimus amount of revenue during those respective periods.

Licensing segment profits increased by $1,297, or 2.2%, from the first nine months of fiscal 2003 to the first nine months of fiscal 2004. As a percentage of segment revenue, Licensing segment profits were 68.9% and 64.8% for the nine months ended December 31, 2003 and 2002, respectively. These increases were principally due to reduced operating expenses at the Company’s Far East buying offices and the increase in royalty revenue discussed above partially offset by a reduction in buying agency commissions from consolidated subsidiaries.

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Overview

The Company’s net revenue decreased 5.6% to $450,592 in the third quarter of fiscal 2004 compared to $477,259 in the third quarter last year. Consolidated net revenue included revenue from TH Europe of approximately $59,792 in the third quarter of fiscal 2004 and $42,421 in the third quarter of fiscal 2003. This increase from the prior year included approximately $9,448 resulting from the translation of the stronger euro in fiscal 2004. The decrease in net revenue resulted from decreases in the Wholesale segment, resulting from lower volume and lower average unit prices in the U.S., and the Licensing segment, partially offset by an increase in the Retail segment due to higher volume. Within the Wholesale segment, decreases in the men’s, women’s and childrenswear components were due entirely to the revenue reduction in the U.S., partially offset by growth in Europe. The fluctuations in revenue of each of the Company’s segments are further described below in the Segment Operations section. Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Three Months Ended December 31,
	2003	2002	% Increase (Decrease)
Wholesale	$299,690	$331,432	(9.6)%
Retail	135,902	130,297	4.3%
Licensing	15,000	15,530	(3.4)%

Total	$450,592	$477,259	(5.6)%

Gross profit as a percentage of net revenue increased to 44.4% for the three months ended December 31, 2003 from 43.1% in the corresponding period last year. The improvement in gross margin was due to an improvement in the gross margin of, and a higher contribution to total net revenue from, the Company’s Retail segment. Gross margin in this segment benefited from an increase in gross margin at TH Europe. In addition, gross profit was negatively impacted in the fiscal 2003 quarter by $2,600 of the special charges related to inventory of the U.S. specialty division that were included in cost of goods sold. Partially offsetting these improvements was a lower gross margin in the Wholesale segment, reflecting higher off price sales in the current year third quarter, partially offset by a higher contribution of TH Europe to the segment. TH Europe generates a higher gross margin than the Company’s domestic components. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses for the third quarter of fiscal 2004 decreased to $162,145, or 36.0% of net revenue, from $240,448, or 50.3% of net revenue, in the third quarter of fiscal 2003. This decrease was mainly due to the recording of $84,910 of special charges related to the closing of 37 U.S. specialty stores in the third quarter of fiscal 2003 as described above compared to special charges recorded in the third quarter of fiscal 2004 related to the impairment of certain assets described above totaling $3,161. Excluding these special charges, selling, general and administrative expenses increased to $158,984, or 35.3% of net revenue, in the third quarter of fiscal 2004 compared to $155,538, or 32.5% of net revenue, in the third quarter of fiscal 2003. This increase was mainly due to increased expenses in the Company’s Wholesale segment partially offset by a decrease in the Company’s Retail segment. The increase in Wholesale segment expenses was due primarily to increased expenses in the Europe wholesale division, incurred to support its growth, and from the translation of the stronger euro in fiscal 2004, partially offset by reduced expenses in the U.S. wholesale division. The decrease in the Retail segment was primarily due to closing 37 U.S. specialty stores since December 31, 2002.

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $10,277 and $13,314 for the three months ended December 31, 2003 and 2002, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Interest and other expense decreased from $11,414 in the third quarter of fiscal 2003 to $8,370 in the third quarter of fiscal 2004. This decrease was primarily due to the repayment, upon maturity, of $151,091 principal amount in June 2003 of the 2003 Notes. The Company also had a lower level of average short-term borrowings under the Company’s credit facilities during the third quarter of fiscal 2004 as compared to the same period last year.

Interest income decreased from $1,573 in the third quarter of fiscal 2003 to $715 in the third quarter of fiscal 2004. The decrease from the third quarter of fiscal 2003 was due to lower interest rates earned on invested cash balances and lower average invested cash balances. Interest rates earned on invested cash balances for the three-month periods ended December 31, 2003 and 2002 were 0.94% and 1.46%, respectively.

During the third quarter of fiscal 2004, the Company recorded a provision for income taxes of $6,796 on income before taxes of $30,429 compared to a benefit for income taxes of $22,437 on a loss before taxes and the cumulative effect of a change in accounting principle of $44,512 in the same period last year. The fiscal 2004 provision reflects the effects of the special charges recorded during fiscal 2004 while the provision in the fiscal 2003 period reflects the write down of the 37 U.S. specialty stores described above.

The provision for income taxes, before the special charges described above, for the third quarter of fiscal 2004 increased to 23.0% of income before taxes and the cumulative effect of the change in accounting principle from 19.1% in the corresponding period last year. This increase was primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company’s earnings are subject.

Segment Operations

Financial information for the Company’s reportable segments is as follows:

	Wholesale	Retail	Licensing	Total
Three Months Ended December 31, 2003
Total segment revenue	$299,690	$135,902	$28,545	$464,137
Segment profits	12,720	20,132	18,418	51,270
Segment profit %	4.2%	14.8%	64.5%	11.0%

Three Months Ended December 31, 2002
Total segment revenue	$331,432	$130,297	$30,309	$492,038
Segment profits	18,371	15,654	19,681	53,706
Segment profit %	5.5%	12.0%	64.9%	10.9%

Wholesale Segment. Wholesale segment net revenue decreased by $31,742, or 9.6%, from the third quarter of fiscal 2003 to the third quarter of fiscal 2004. Within the Wholesale segment, net revenue by component was as follows:

	Three Months Ended December 31
	2003	2002
Menswear	$118,098	$123,174
Womenswear	127,289	137,682
Childrenswear	54,303	70,576

	$299,690	$331,432

Net revenue in the Wholesale segment decreased due to a decrease in net revenue of $45,454 in the U.S. wholesale component, due to lower volume and lower average unit prices in the U.S. during the third quarter of fiscal 2004 compared to the prior year. The lower average unit prices were driven by an increase in sales through the Company’s normal off-price channels and lower receipt plans of the Company’s major full-price customers. Partially offsetting this decrease was an increase of $10,738 in net revenue of TH Europe, which benefited from growth in each of its components, particularly menswear and womenswear, and the effect of currency translation.

Wholesale segment profits decreased by 30.8%, from the third quarter of fiscal 2003 to the third quarter of fiscal 2004. As a percentage of segment revenue, Wholesale segment profits were 4.2% and 5.5% for the third quarters of fiscal 2004 and 2003, respectively. Wholesale segment profits decreased due to the reduction in the Wholesale division net revenue discussed above. Partially offsetting this decrease was reduced selling, general and administrative expenses in the segment, mainly in the U.S. wholesale division, due to cost savings plans implemented at the beginning of the current fiscal year.

Retail Segment. Retail segment net revenue increased $5,605, or 4.3%, from the third quarter of fiscal 2003 to the third quarter of fiscal 2004. The improvement in the current period was due to net revenue from stores opened since December 31, 2002, partially offset by the closing of 37 U.S. specialty stores since December 31, 2002. Retail stores opened since December 31, 2002 contributed net revenue of $17,185 during the quarter ended December 31, 2003, consisting of approximately $8,476 of revenue in the U.S. and $8,709 of non-U.S. revenue. Revenue generated from the 37 U.S. specialty retail stores that were closed amounted to $10,006 during the three months ended December 31, 2002. At December 31, 2003, the Company operated 170 retail stores, consisting of 132 outlet stores and 38 specialty stores, compared to 181 stores consisting of 114 outlets and 67 specialty stores a year ago.

Retail segment profits increased $4,478, or 28.6%, from the third quarter of fiscal 2003 to the third quarter of fiscal 2004. As a percentage of segment revenue, Retail segment profits were 14.8% and 12.0% for the third quarters of fiscal 2004 and 2003, respectively. In the U.S., operating profits and operating margin increased from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 due to reduced operating losses in the Company’s U.S. specialty retail division following the store closings mentioned above. These stores generated operating losses of $4,322 for the three-month period ended December 31, 2002. Partially offsetting this increase was a decrease in U.S. outlet operating profits resulting from a lower gross margin due to higher markdowns experienced during the third quarter of fiscal 2004. Outside the U.S., operating profits and operating margin increased due to a higher gross margin, particularly in Europe, which offset higher operating expenses, as those divisions expand their retail businesses.

Licensing Segment. Licensing segment net revenue decreased $1,764, or 5.8%, from the third quarter of fiscal 2003 to the third quarter of fiscal 2004. The decrease was primarily due to a reduction in buying agency commissions from consolidated subsidiaries and slightly lower royalties earned from third-party licensees. New products introduced under licenses entered into during the third quarter of fiscal 2004 and 2003 contributed a de minimus amount of revenue during those respective periods.

Licensing segment profits decreased by $1,263, or 6.4%, from the third quarter of fiscal 2003 to the third quarter of fiscal 2004. This decrease was principally due to a reduction in buying agency commissions from consolidated subsidiaries and the decrease in royalty revenue discussed above, offset in part by a reduction in operating expenses at the Company’s Far East buying offices. As a percentage of segment revenue, Licensing segment profits were 64.5% and 64.9% for the quarters ended December 31, 2003 and 2002, respectively.

Forward Outlook

As previously announced, the Company plans to reduce distribution of its merchandise to U.S. department stores to bring supply and demand into balance, and it initiated discussions with Dillard’s, Inc. (“Dillard’s”) in this regard. The Company plans to reduce its distribution to Dillard’s beginning with April 2004 deliveries by approximately 30% in total; the planned reductions will vary by division. The Company had net revenue in the fiscal year ended March 31, 2003 of $240,000 from sales to Dillard’s, which represented approximately 13% of the Company’s consolidated net revenue. Dillard’s is expected to represent approximately 11% of the Company’s fiscal 2004 consolidated net revenue.

The Company is continually reevaluating the performance of its retail stores around the world. In addition to its plans to open up to 20 new stores in fiscal 2005, the Company may close up to five stores beginning in the fourth quarter of fiscal 2004. In connection with the reduction in department store distribution and potential store closings, the Company expects to record special charges in the fourth quarter of fiscal 2004 of up to $10,000 before income taxes, or $0.07 per share, principally related to accelerated depreciation of fixed assets and lease buyouts.

For fiscal 2005, the Company anticipates continued revenue contraction in its U.S. wholesale business, driven principally by market factors affecting its Young Men’s and Junior Jeans and Childrens divisions. These decreases are expected to be partially offset by the continued growth of TH Europe, although at a slower pace than in fiscal 2004, in part because the Company’s estimates for fiscal 2005 do not anticipate further strengthening of the euro against the U.S. dollar, such as occurred in fiscal 2004. On a consolidated basis, therefore, the Company expects revenue for fiscal 2005 to be below that of fiscal 2004 in the mid single digit percentage range. Earnings per share for fiscal 2005 are expected to be below those of fiscal 2004 in the high single digit to mid-teen percentage range, excluding the effects of any special items in each case.

The Company estimates its total capital expenditures for fiscal 2004 to be between $65,000 and $70,000. The Company plans, in fiscal 2005, to continue to control working capital in relation to expected revenue and to incur capital expenditures of approximately $65,000. The Company’s effective tax rate for fiscal 2005 before special items is expected to be approximately 20%, consistent with that of fiscal 2004.

Liquidity and Capital Resources

Cash provided by operations continues to be the Company’s primary source of funds to finance operating needs, capital expenditures and debt service. Capital expenditures relate to construction of additional retail stores, maintenance or selective expansion of the Company’s in-store shop and fixtured area program and improvements to corporate facilities and equipment. The Company’s sources of liquidity are cash on hand, cash from operations and the Company’s available credit.

The Company’s cash and cash equivalents balance decreased $19,736 from $420,826 at March 31, 2003 to $401,090 at December 31, 2003. This decrease was principally due to the repayment of the 2003 Notes, upon maturity. In the first nine months of fiscal 2004, the Company generated net cash from operating activities of $213,928 consisting of $175,969 of net income before non-cash items, and $37,959 of changes in working capital, primarily as a result of a decrease in accounts receivable. Cash used in investing activities related to capital expenditures of $37,642 which were made principally in support of the expansion of the European business as well as the Company’s retail store openings, and the purchase of short-term investments of $25,598. Cash used in financing activities primarily related to the repayment of $151,091 principal amount of the 2003 Notes. A more detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

As of December 31, 2003, the Company’s principal debt facilities consisted of $200,000 of the 2008 Notes, $150,000 of the 2031 Bonds and the Credit Facility. The Notes were issued by TH USA and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

In June 2003, upon maturity, the Company repaid the remaining $151,091 principal amount of the 2003 Notes.

The Credit Facility, which is guaranteed by THC, consists of an unsecured $300,000 TH USA three-year revolving credit facility, of which up to $175,000 may be used for direct borrowings. The Credit Facility is available for letters of credit, working capital and other general corporate purposes. As of December 31, 2003, $126,234 of the available borrowings under the Credit Facility had been used to open letters of credit, including $33,998 for inventory purchased that are included in current liabilities and $92,236 related to commitments to purchase inventory. There were no direct borrowings outstanding under the Credit Facility as of December 31, 2003.

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

The Company was in compliance with all covenants in respect of the Notes and the Credit Facility as of, and for the twelve-month period ended, December 31, 2003.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $120,000 at December 31, 2003, for working capital or trade financing purposes. As of December 31, 2003, $8,338 of available borrowings under these facilities had been used to open letters of credit, including $2,089 for inventory purchased that is included in current liabilities and $6,249 related to commitments to purchase inventory. There were no short-term borrowings as of December 31, 2003 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.57% for the nine-month period ended, December 31, 2003.

The Company’s credit facilities provide for the issuance of letters of credit without restriction on cash balances.

The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay long-term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions. No interest rate hedging contracts were in place as of December 31, 2003.

The Company expects to fund its cash requirements for current operations for fiscal 2004 and the foreseeable future from available cash balances, internally generated funds and borrowings available under the Company’s credit facilities. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

Seasonality

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The Company’s Wholesale revenue, particularly from its European operations, is generally highest during the second and fourth fiscal quarters, while the Company’s Retail segment generally contributes its highest levels of revenue during the third fiscal quarter. As a result of seasonally low shipping patterns in Europe during the first fiscal quarter, the Company’s consolidated results for the first fiscal quarter could be a loss. As the timing of Wholesale product shipments and other events affecting the retail business may vary, results for any particular quarter might not be indicative of results for the full year.

Inflation

The Company believes that inflation has not had a material effect on its net revenue or profitability in recent years.

Exchange Rates

The Company received United States dollars for approximately 76% of its product sales for the nine months ended December 31, 2003. Substantially all inventory purchases from contract manufacturers throughout the world are also denominated in United States dollars; however, purchase prices for the Company’s products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company’s cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company’s inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or anticipated cash flows. These include the purchase of inventory, capital expenditures, collection of foreign royalty payments and certain intercompany commitments. The Company enters into forward contracts, generally with maturities of up to 15 months, to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. At December 31, 2003, the Company had contracts to exchange foreign currencies, principally the Japanese yen, the Canadian dollar and the euro, having a total notional amount of $54,992. The unrealized loss associated with these contracts at December 31, 2003 was $2,139. Gains or losses on such forward contracts are recognized in other comprehensive income on a mark-to-market basis and, ultimately, in earnings at the time the underlying hedge transaction is completed or recognized in earnings.

Recently Issued Accounting Standards

There were no recently issued accounting standards that the Company believes will have a material effect on its financial position, its results of operations or its cash flows.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks and uncertainties, including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry generally and the Company’s customers, distributors, licensees and franchisees in particular; changes in trends in the market segments and geographic areas in which the Company competes; the level of demand for the Company’s products; actions by our major customers or existing or new competitors; the effect of the Company’s strategy to reduce U.S. distribution in order to bring supply and demand into balance; changes in currency and interest rates; changes in applicable tax laws, regulations and treaties and changes in economic or political conditions or trade regulations in the markets where the Company sells or sources its products, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including its Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2003. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the sections entitled “Liquidity and Capital Resources” and “Exchange Rates” in Item 2 above, which sections are incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of December 31, 2003, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Sections 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their businesses. In the opinion of the Company’s management, based on advice of counsel, the resolution of these matters will not have a material effect on its financial position, its results of operations or its cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Amendment, dated December 11, 2003, to the Employment Agreement, as amended, between Joel Newman and Tommy Hilfiger U.S.A., Inc.

10.2	Amendment, dated February 2, 2004, to the Employment Agreement, as amended, between Arthur Bargonetti and Tommy Hilfiger U.S.A., Inc.

10.3	Amendment No. 1 to the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan

10.4	Amendment No. 1 to the Tommy Hilfiger Corporation 2003 Incentive Compensation Plan

11	Computation of Net Income Per Ordinary Share

31.1	Certification of the principal executive officer pursuant to Rule 13a - 14 (a) or Rule 15d – 14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the principal financial officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Exchange Act

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

During the quarter ended December 31, 2003, the Company submitted the following Current Reports on Form 8-K with the Securities and Exchange Commission:

(1)	The Company submitted a Current Report on Form 8-K, dated November 5, 2003, describing its financial results for the second quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

TOMMY HILFIGER CORPORATION

Date: February 12, 2004	By: /s/	David F. Dyer
David F. Dyer
Chief Executive Officer and President Tommy Hilfiger Corporation

Date: February 12, 2004	By: /s/	Joseph Scirocco
Joseph Scirocco
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)
Tommy Hilfiger Corporation

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment, dated December 11, 2003, to the Employment Agreement, as amended, between Joel Newman and Tommy Hilfiger U.S.A., Inc.

10.2	Amendment, dated February 2, 2004, to the Employment Agreement, as amended, between Arthur Bargonetti and Tommy Hilfiger U.S.A., Inc.

10.3	Amendment No. 1 to the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan

10.4	Amendment No. 1 to the Tommy Hilfiger Corporation 2003 Incentive Compensation Plan

11	Computation of Net Income Per Ordinary Share

31.1	Certification of the principal executive officer pursuant to Rule 13a - 14 (a) or Rule 15d – 14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the principal financial officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Exchange Act

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350