Form 10-K
period 2004-03-31
HILFIGER TOMMY CORP
filed 2004-06-14
CIK 888747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission file number 1-11226.

TOMMY HILFIGER CORPORATION

(Exact name of registrant as specified in its charter)

British Virgin Islands	98-0372112
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9/F, Novel Industrial Building
850-870 Lai Chi Kok Road
Cheung Sha Wan, Kowloon
Hong Kong	Not Applicable
(Address of principal executive	(Zip Code)
offices)

Registrant’s telephone number, including area code 852-2216-0668

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, $0.01 par value per share	New York Stock Exchange
Tommy Hilfiger U.S.A., Inc. 6.85% Notes due 2008	New York Stock Exchange
Tommy Hilfiger U.S.A., Inc. 9.00% Senior Bonds due 2031	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price on September 30, 2003: Ordinary Shares, $0.01 Par Value – $1,034,049,377

The number of shares outstanding of the registrant’s stock as of May 31, 2004: Ordinary Shares, $0.01 Par Value – 91,306,676 shares.

PART I

ITEM 1.	BUSINESS

General

Tommy Hilfiger Corporation (“THC” or the “Company”; unless the context indicates otherwise, all references to the “Company” include THC and its subsidiaries), through its subsidiaries, designs, sources and markets men’s and women’s sportswear, jeanswear and childrenswear under the Tommy Hilfiger trademarks. Through a range of strategic licensing agreements, the Company also offers a broad array of related apparel, accessories, footwear, fragrance and home furnishings. The Company’s products can be found in leading department and specialty stores throughout the United States, Canada, Europe, Mexico, Central and South America, Japan, Hong Kong, Australia and other countries in the Far East, as well as the Company’s own network of specialty and outlet stores in the United States, Canada and Europe. Tommy Hilfiger, the Company’s Honorary Chairman and Principal Designer, provides leadership and direction for the design process. The Company’s apparel is designed to combine classic American styling with unique details and fit to give time-honored basics a fresh and updated look for customers who desire high quality, designer clothes at competitive prices. THC was incorporated as an International Business Company in the British Virgin Islands (the “BVI”) in 1992 and is also registered and licensed as an external International Business Company in Barbados.

As of March 31, 2004, the Company was engaged in three reportable segments: Wholesale, Retail and Licensing. The Wholesale segment consists of the design and sourcing of men’s sportswear and jeanswear, women’s casualwear, junior jeanswear and childrenswear for wholesale distribution. The Retail segment reflects the operations of the Company’s 167 outlet and specialty stores. The Licensing segment consists of the operations of licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying offices. Such products include a broad array of related apparel, accessories, footwear, fragrances and home products.

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

Tommy Hilfiger Brands

The Company positions its apparel collections, including products produced under licensing arrangements, under three primary labels: H Hilfiger, Tommy Hilfiger and Tommy.

H Hilfiger

Launched in Spring 2004, the H Hilfiger collections are positioned at the upper end of the better apparel market. Targeted at the 30 to 45 year old consumer, the H Hilfiger lines for men and women are comprised of dressier apparel with work-separates. H is distributed in the U.S. wholesale channel exclusively at Federated Department Stores through Holiday 2004, and is also available in the Company’s specialty stores.

Tommy Hilfiger

The Tommy Hilfiger sportswear and activewear collection for men and women target the 25 to 45 year old consumer. The Tommy Hilfiger lines embrace the “classics with a twist” positioning and feature both casual and tailored apparel. The Tommy Hilfiger collection is sold in department stores and specialty stores worldwide. Additionally, the childrenswear collection, targeted to parents, are distributed under the Tommy Hilfiger label.

Tommy

The Tommy lines target an image and trend conscious consumer between the ages of 15 and 22 years old. The Tommy young men’s jeans collection is a classic denim line comprised of core replenishment styles, complemented by seasonal fashion basics. The Tommy junior jeans collection is fashion forward in styling and fit. Tommy for young men and women are sold in worldwide department stores and specialty stores.

Merchandising Strategies

The Company generally organizes its apparel collections, including products produced under licensing arrangements, into three primary merchandising categories: Core, Core Plus and Fashion.

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

Retailing

The Company believes its outlet store business has positioned it to take advantage of an important segment of the retail apparel industry that appeals to customers’ value orientation and provides the Company with an additional channel of distribution. The Company principally stocks its outlet stores with first-quality products manufactured specifically for its outlet stores’ customers and, to a small degree, with out-of-season products. The Company’s outlet stores are located primarily in major outlet centers in the United States, Canada and Europe.

The Company also operates specialty stores in selected locations in the United States, Canada and Europe. The Specialty retail store formats provide the Company a single format in which to showcase the image of the Tommy Hilfiger brand, while featuring a broad array of the Company’s products, including licensed products.

The following is a summary of the Company’s retail stores by type and geographic location as of March 31, 2004:

	Outlet	Specialty	Total
United States	114	3	117
Canada	7	17	24
Europe	11	15	26

Total	132	35	167

The above table excludes Tommy Hilfiger stores owned and operated by franchisees, which numbered 208 at March 31, 2004. The Company currently plans to add approximately 25 outlet stores and 6 specialty stores, on a worldwide basis, by March 31, 2005.

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

As shown in the table below, the Company offers numerous products through license arrangements with companies which are among the industry leaders in their respective categories and has several strategic geographic licenses and distributorships:

Product Category	Licensee	Available at Retail*
Men’s socks	Mountain High Hosiery, Inc.	Holiday 1992
Men’s neckwear	Superba, Inc.	Father’s Day 1993
Men’s belts, small leather goods and jewelry	Swank, Inc.	Fall 1993
Men’s suits, sport coats, dress slacks, top coats, formal wear	Hartmarx Corporation	Fall 1994
Men’s dress shirts	Oxford Industries, Inc.	Fall 1994
Men’s fragrance	Aramis, Inc. (Estee Lauder)	Father’s Day 1995
Men’s tailored clothing (Canada)	Empire Clothing Manufacturing Co., Inc.	Fall 1995
Men’s golfwear	Oxford Industries, Inc.	Holiday 1995
Men’s eyewear	Viva Optique, Inc.	Fall 1996
Women’s fragrance	Aramis, Inc. (Estee Lauder)	Fall 1996
Men’s footwear	The Stride Rite Corporation	Spring 1997
Children’s socks	Mountain High Hosiery, Inc.	Spring 1997
Boy’s blazers	Astro Apparel, Inc. (formally Alperin, Inc.)	Spring 1997
Men’s sunglasses	Viva Optique, Inc.	Fall 1997
Children’s footwear	The Stride Rite Corporation	Fall 1997
Boy’s neckwear	Superba, Inc.	Holiday 1997
Linens, bedding and bath products	Revman Industries, Inc.	Summer 1998
Women’s footwear	The Stride Rite Corporation	Holiday 1998
Women’s robes and sleepwear	Russell-Newman, Inc.	Holiday 1998
Women’s sunglasses	Viva Optique, Inc.	Holiday 1998
Women’s socks	Mountain High Hosiery, Inc.	Holiday 1998
Women’s handbags, belts, small leather goods and sportbags	Tommy Hilfiger Handbags & Small Leather Goods, Inc.	Fall 1999
(Broad Gain Investments Limited)
Men’s tailored clothing (Europe)	Strellson AG	Fall 1999
Children’s sunglasses	Viva Optique, Inc.	Fall 1999
Women’s eyewear	Viva Optique, Inc.	Spring 2000
Children’s eyewear	Viva Optique, Inc.	Spring 2000
Women’s jewelry	Victoria & Co. Ltd. (Jones Apparel Group, Inc.)	Spring 2000
Women’s intimate apparel	Bestform Inc. (VF Corporation)	Fall 2000
Women’s golfwear	Oxford Industries, Inc.	Holiday 2000
Men’s and Women’s watches	Movado Group, Inc.	Spring 2001
Women’s swimwear	Jantzen, Inc. (Perry Ellis International, Inc.)	Spring 2001
Men’s and Women’s footwear (Europe)	Tommy Hilfiger Footwear Europe GmbH (Hamm Shoe & Accessories Company GmbH & Co. KG)	Spring 2002
Men’s socks (Europe)	Croenert Italiana SpA / C.C. Croenert Creazioni Gmbh	Fall 2002
Women’s socks and tights (Europe)	Croenert Italiana SpA / C.C. Croenert Creazioni Gmbh	Fall 2002
Children’s socks and Girl's tights (Europe)	Croenert Italiana SpA / C.C. Croenert Creazioni Gmbh	Fall 2002
Infant and Toddler booties (Europe)	Croenert Italiana SpA / C.C. Croenert Creazioni Gmbh	Fall 2002
Men’s leather outerwear	Winlit Group Ltd.	Summer 2003
Men’s, Women’s and Children’s costume jewelry (Mexico)	Joskes A.R.S.A de CV	Spring 2004
Men’s/Boy’s underwear, Women’s intimates, Men’s, Women’s and Children’s sleepwear, loungewear and robes (Europe)	Schiesser AG	Fall 2004
Women’s handbags and small leather goods, wallets and key fobs; Men’s bags and small leather goods, attaches and portfolios; luggage and backpacks (Europe)	Finduck S.R.L. (Mandarina Duck)	Spring 2005

Geographic Territory	Licensee/Distributor	Available at Retail
Central and South America	American Sportswear S.A.	1989
Japan	T.H.M.J. Inc.	1991
Mexico	Baseco SA de CV	1995
Asia-Pacific	TH Asia-Pacific Ltd.	1998
Australia	Tommy Hilfiger Australia PTY Ltd.	2003
Korea	SK Networks Company, Ltd.	2003
India	GVM International Ltd.	2004

*	Date reflects season when product category first became or will be available at retail.

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

The Company’s marketing campaigns are developed and directed principally from its executive offices in New York and Amsterdam. The Company maintains showroom facilities and sales offices in the U.S., Canada and Europe.

The Company employs an extensive staff of merchandise coordinators located throughout the United States. These coordinators educate the department stores’ salespeople about the Company’s current products, provide the Company with first-hand consumer feedback concerning consumer reaction to the Company’s products and coordinate the in-store displays with the department stores. In addition to the coordinator program, the Company also conducts a training program for the department stores’ Tommy Hilfiger selling specialists. The program is designed to educate specialists on the Company’s image and merchandising standards and to promote the development and servicing of clientele. The program also educates specialists in customer assistance and advice, including merchandise selection and the coordination of complete outfits of Tommy Hilfiger products.

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

Sourcing

The Company’s sourcing strategy is to contract for the manufacture of its products, allowing the Company to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory buildups and the costs of managing a large production work force. The Company inspects products manufactured by contractors to determine whether they meet the Company’s standards. See “Quality Control.”

The Company imports most of its finished goods because it believes it can import higher quality products at lower costs than could be achieved through production in the U.S., Europe and Canada, its major markets. Management maintains extensive and long-term relationships with leading manufacturers principally located in the United States, Mexico and Asia. Production in NAFTA countries (the U.S., Mexico and Canada) amounts to approximately 18% of the cost of products purchased annually. Other than NAFTA countries, no country from which the Company imports accounts for more than 10% of the total cost of products purchased annually. The Company monitors duty, tariff and quota-related developments and geopolitical conditions and continually seeks to minimize its potential exposure to these risks through, among other measures, geographical diversification of its manufacturing sources, the maintenance of its buying offices in Hong Kong, India and the United States, allocation of production to merchandise categories where more quota is available and shifts of production among countries and manufacturers. The Company has also established a Code of Conduct for labor standards and factory conditions in its contract manufacturing facilities. A program to monitor compliance with the Code is administered by an outside law firm. Through the law firm, the Company has been working with a third-party auditor, Verité, an internationally recognized, not-for-profit firm, since 1997. During this time, Verité has audited more than 540 factories in 45 countries where Tommy Hilfiger goods have been produced.

The Company oversees all aspects of apparel manufacturing and production, the negotiation for raw materials and research and development of new products and sources. The Company’s buying offices perform product development, sourcing, production scheduling and quality control functions. In addition, the Company contracts with various buying subagents that perform similar services for the Company and its licensees and geographic distributors, for specified commissions.

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

Quality Control

The Company’s quality control program is designed to ensure that purchased goods meet the Company’s standards. The Company inspects prototypes of each product prior to cutting by the contractors and performs two in-line inspections and a final inspection prior to shipment. All finished goods are shipped to the Company’s New Jersey facilities for U.S. distribution, its Montreal facility for Canadian distribution, or its Tegelen, The Netherlands facility for European distribution. In the United States, finished goods are re-inspected at the Company’s New Jersey facilities. While the Company’s return policy permits customers to return defective products for credit, less than 1% of the Company’s shipments in fiscal 2004 were returned as defective under this policy.

Management Information Systems

The Company believes that high levels of automation and technology are essential to maintain its competitive position and the Company continues to invest in computer hardware, systems applications and networks to enhance and to speed the apparel design process, to support the sale and distribution of products to its customers and to improve the integration and efficiency of its operations. The Company utilizes computer-aided design stations for use by the design teams, which provide timely translations of designs into sample depictions varying in color, cut and style. The Company also uses an EDI system to receive on-line orders from its customers and a related electronic method to accumulate sales information on its products. This technology enables the Company to provide valuable sales information and inventory maintenance information services to its customers who have adopted such technology. The Company’s 10 largest customers communicate with the Company through EDI technology. The Company also maintains a business to business website to service its specialty store customers who do not have EDI capability.

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

TH Europe’s wholesale and retail distribution currently occurs at seven facilities located in Tegelen, The Netherlands totaling approximately 566,000 square feet.

Credit and Collection

The Company owns all of its customer accounts receivable and collects the majority of its receivables from U.S. customers through a credit company subsidiary of a large financial institution pursuant to an agreement whereby the credit company pays the Company after the credit company receives payment from the Company’s customer. The credit company establishes maximum credit limits for each customer account. If the receivable becomes 120 days past due or the customer becomes bankrupt or insolvent, the full amount of the receivable is payable by the credit company. The Company has a similar arrangement with another large financial institution for credit services to its Canadian subsidiary. TH Europe has an agreement with a European credit insurance company from whom it obtains credit insurance on an individual customer basis. In all cases the Company believes that the credit risk associated with such financial institutions is minimal.

The Company also grants credit directly to certain select customers in the normal course of business without participation by a credit company. In such cases the Company monitors its credit exposure limits to avoid any significant concentration of risk. At March 31, 2004, approximately 75% of the Company’s total receivables were covered by credit insurance, bank guarantees or other means.

Bad debts as a percentage of net sales were less than 0.1% in each of the Company’s last three fiscal years.

Trademarks

The Company owns and utilizes the following principal trademarks: TOMMY HILFIGER®, TOMMY JEANS®, TOMMY®, TOMMY GIRL®, HILFIGER ATHLETICS®, TH®, TOMMY SPORT®™, H HILFIGER™ and TOMMY.COM®, the distinctive flag logo, crest design and green eyelet device, and the signature tartan design and Ithaca striping. Tommy Hilfiger Licensing, Inc., a subsidiary of THC (“THLI”), has registered or applied for registration of these and other trademarks for use in the United States and in numerous countries worldwide, including, inter alia, in Canada, Europe, Asia, and South and Central America (collectively, the “Trademarks”). The Company regards the Trademarks and its other proprietary intellectual property rights as valuable assets in the marketing of its products and of the brand. THLI is a party to an agreement with Mr. Hilfiger that restricts, without Mr. Hilfiger’s consent, (i) the sale, lease, license or other conveyance of the Trademarks, (ii) the amendment of the license agreement between THLI and Tommy Hilfiger U.S.A., Inc., a subsidiary of THC (“TH USA”), or (iii) the creation of any lien on the Trademarks, until Mr. Hilfiger’s death or until termination of Mr. Hilfiger’s employment with TH USA without the consent of TH USA.

Backlog

The Company generally receives orders approximately three to five months prior to the time the products are delivered to stores. Thus, at March 31, 2004, the Company’s backlog of orders represents a significant portion of the Company’s expected sales through September 30, 2004. At March 31, 2004, the Company’s backlog of orders, was approximately $679 million, compared to approximately $736 million at March 31, 2003. The Company’s backlog depends upon a number of factors, including the timing of “market weeks” during which a significant percentage of the Company’s orders are received and the timing of shipments. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or net revenue realized from such shipments. The Company has provided its outlook for fiscal 2005 net revenue in “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Forward Outlook” in Item 7.

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

Employees

At March 31, 2004, the Company had approximately 3,100 full-time employees and 2,300 part-time employees. Virtually all of the Company’s part-time employees were employed in the Company’s retail stores. None of the Company’s employees is a member of a union. The Company considers its relations with its employees to be excellent.

Risk Factors

Competition

The apparel industry is highly competitive. The Company competes with numerous domestic and foreign designers, brands and manufacturers of apparel, accessories and other products, some of which may be significantly larger and have greater resources than the Company. Management believes that the Company’s ability to compete effectively depends upon its continued flexibility in responding to market demand and its ability to offer fashion conscious consumers a wide variety of high quality apparel at competitive prices.

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

Dependence on Customers Under Common Control

The Company’s department store customers include major United States retailers, certain of which are under common ownership. When considered together as a group under common ownership, sales to the department store customers which were owned by Dillard Department Stores, Federated Department Stores and May Department Stores accounted for approximately 10%, 9% and 8%, respectively, of the Company’s fiscal 2004 consolidated net revenue. The Company expects, based on its Forward Outlook, that each of these customers will account for less than 10% of fiscal 2005 consolidated net revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Outlook” in Item 7. A decision by the controlling owner of a group of department stores to decrease the amount purchased from the Company or to cease carrying the Company’s products could have a material adverse effect on the Company.

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

Tax Matters

THC was incorporated in 1992 as an International Business Company in the BVI and is also registered and licensed as an external International Business Company in Barbados, where it has established residency for tax purposes. In addition, certain of THC’s non-United States subsidiaries are incorporated in the BVI and other countries and are subject to taxation in those or other countries where the applicable statutory tax rates are substantially lower than those applicable to the Company’s United States subsidiaries. As a result, the Company’s overall effective tax rate is materially effected by the relative level of earnings in the various taxing jurisdictions to which the Company’s earnings are subject.

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

The Company and its subsidiaries are, from time to time, subject to tax examinations by taxing authorities of the various jurisdictions in which the Company operates. Such examinations could result in assessments by such taxing authorities. The Company’s management does not expect the resolution of these matters to have a material effect on its financial position, results of operations or cash flows.

The Company’s effective tax rate has been and is expected to continue to be a major factor in the determination of the Company’s profitability and cash flow. As such, a significant shift in the relative sources of the Company’s earnings, or changes in tax treaties, laws, rules or interpretations, could have a material adverse effect on the Company’s results of operations and cash flow.

International Operations

The Company’s ability to conduct business and capitalize on growth opportunities in international markets is subject to risks associated with international operations, including the burdens of complying with a variety of foreign laws and regulations, unexpected changes in regulatory requirements and new tariffs, taxes or other barriers to some international markets.

The Company is also subject to general political and economic risks in connection with the Company’s international operations, including political instability, changes in diplomatic and trade relationships and general economic or currency fluctuations in specific countries or markets.

The Company cannot predict whether quotas, duties, taxes or other similar restrictions will be imposed by the United States, the European Union or other countries upon the import or export of the Company’s products in the future, or the effect any of these actions would have on the Company’s business, financial condition or results of operations. Changes in regulatory, geopolitical policies and other factors may adversely affect the Company’s business in the future or may require the Company to modify our current business practices.

Impact of Potential Future Acquisitions

From time to time, the Company has pursued acquisitions. For example, during the fiscal year ended March 31, 2002, the Company acquired TH Europe for a purchase price of $200,000,000 plus acquisition related costs of $6,789,000 and assumed debt of $42,629,000, funded using available cash. The Company also plans to seek additional acquisitions to further diversify its revenue and earnings base. If one or more acquisitions results in the Company becoming substantially more leveraged on a consolidated basis, the Company’s flexibility in responding to changes in economic, business or market conditions may be adversely affected. The Company’s pursuit of acquisitions may be constrained by Mr. Hilfiger’s employment agreement with the Company, which provides in part that TH USA and its subsidiaries cannot enter into any line of business without the consent of Mr. Hilfiger if he shall reasonably determine that such line of business would be detrimental to the Tommy Hilfiger trademarks.

ITEM 2.	PROPERTIES

The principal executive offices of THC are located at 9/F, Novel Industrial Building, 850-870 Lai Chi Kok Road, Cheung Sha Wan, Kowloon, Hong Kong. TH USA’s principal executive offices are located at 25 West 39th Street, New York, New York 10018.

The general location, use, ownership status and approximate size of the principal properties which the Company currently occupies are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
Hong Kong	Executive offices and principal buying office of THC	Leased	48,000
New York, New York	USA headquarters, sales offices and showrooms	Owned	170,000
New York, New York	Design, production and administrative offices	Owned	115,000
Dayton, New Jersey	Warehouse distribution and administrative offices	Leased	360,000
Secaucus, New Jersey	Warehouse distribution and administrative offices	Leased	324,000
Cranbury, New Jersey	Warehouse distribution and administrative offices	Leased	443,000
Montreal, Quebec	Warehouse distribution, sales and administrative offices and showrooms	Leased	208,000
Amsterdam, The Netherlands	TH Europe headquarters	Leased	48,000
Tegelen, The Netherlands	Principal warehouse distribution	Leased	224,000

A table summarizing the Company’s retail stores, all of which are leased, by type and geographic location as of March 31, 2004 is presented under “Business – Merchandising Strategies – Retailing” in Item 1. The Company’s outlet and specialty stores average approximately 5,600 square feet.

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

THC’s Ordinary Shares, par value $0.01 per share (the “Ordinary Shares”), are listed and traded on the New York Stock Exchange under the symbol “TOM.” As of May 31, 2004, there were approximately 1,500 record holders of the outstanding Ordinary Shares.

The following table sets forth, for each of the periods indicated, the high and low sales prices per Ordinary Share as reported on the New York Stock Exchange Composite Tape.

	High	Low
Fiscal Year ended March 31, 2004
Fourth Quarter	$17.41	$12.73
Third Quarter	16.60	11.95
Second Quarter	13.05	8.89
First Quarter	9.69	6.87

Fiscal Year ended March 31, 2003
Fourth Quarter	$7.44	$5.61
Third Quarter	9.66	6.10
Second Quarter	14.88	8.90
First Quarter	16.65	13.22

THC has not paid any cash dividends since its IPO in 1992, and has no current plans to pay cash dividends. Future dividend policy will depend on the Company’s earnings, capital requirements, financial condition, restrictions imposed by agreements governing indebtedness of THC and its subsidiaries, availability of dividends from subsidiaries, receipt of funds in connection with repayment of loans to subsidiaries or advances from operating subsidiaries, tax laws and other factors considered relevant by the Board of Directors of THC. During the fourth quarter of the fiscal year covered by this report, the Company did not repurchase any of its Ordinary Shares. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 for a description of certain restrictions on the ability of subsidiaries of THC to pay dividends.

Equity Compensation Plan Information

The following table sets forth information regarding the Company’s equity compensation plans as of March 31, 2004.

Plan Category(1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (2)	5,392,639	$12.53	4,382,950
Equity Compensation Plans Not Approved by Security Holders (3)	2,159,333	$22.32	0

Total	7,551,972	$15.33	4,382,950

(1)	For descriptions of the Company’s equity compensation plans, see Note 14 to the Consolidated Financial Statements in Item 8 and “Executive Compensation - Stock-Based Plans” in Item 11.

(2)	Includes the 1992 Stock Incentive Plans (except as described in footnote 3), the 2001 Stock Incentive Plan and the Directors Option Plan (all as defined under “Executive Compensation - Stock-Based Plans” in Item 11).

(3)	Securities included in this category are attributable solely to certain increases in the number of Ordinary Shares authorized and reserved for issuance under the 1992 Stock Incentive Plans that were not approved by the Company’s shareholders.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Fiscal Year Ended March 31,
	2004(1)	2003(2)	2002(3)	2001	2000(4)
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenue	$1,875,797	$1,888,055	$1,876,721	$1,880,935	$1,977,180
Cost of goods sold	1,012,156	1,058,356	1,073,089	1,116,321	1,103,582

Gross profit	863,641	829,699	803,632	764,614	873,598
Total operating expenses	665,865	858,875	617,903	567,194	618,099

Income (loss) from operations	197,776	(29,176)	185,729	197,420	255,499
Interest and other expense	31,756	46,976	41,177	41,412	41,024
Interest income	3,577	6,717	10,062	17,450	13,056

Income (loss) before income taxes and cumulative effect of change in accounting principle	169,597	(69,435)	154,614	173,458	227,531
Provision for income taxes	37,445	14,144	20,069	42,497	55,173

Income (loss) before cumulative effect of change in accounting principle	132,152	(83,579)	134,545	130,961	172,358
Cumulative effect of change in accounting principle	—	(430,026)	—	—	—

Net income (loss)	$132,152	$(513,605)	$134,545	$130,961	$172,358

Basic earnings (loss) per share	$1.46	$(5.68)	$1.50	$1.44	$1.82

Weighted average shares outstanding	90,692	90,387	89,430	91,239	94,662

Diluted earnings (loss) per share	$1.45	$(5.68)	$1.49	$1.43	$1.80

Weighted average shares and share equivalents outstanding	91,329	90,387	90,000	91,534	95,632

	As of March 31,
	2004(1)	2003(2)	2002(3)	2001	2000(4)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$414,548	$420,826	$387,247	$318,431	$309,397
Working capital	689,045	510,610	591,191	591,376	537,765
Total assets	2,053,406	2,028,151	2,594,451	2,342,556	2,381,521
Short-term borrowings, including current portion of long-term debt	705	171,246	63,447	50,000	50,523
Long-term debt	350,080	350,280	575,287	529,495	579,370
Shareholders' equity	1,226,436	1,043,375	1,497,462	1,348,593	1,277,714

(1)	Fiscal year 2004 results include $6,776, before taxes, of net special charges related to the following: the Company closed four of its remaining specialty stores in the U.S. resulting in a charge of $6,406, (of which $720 is included in cost of goods sold). This charge consisted of the impairment of fixed assets in the stores, lease termination costs, the write-down of inventory and other costs including severance. In addition, the Company recorded a charge of $3,000 in connection with the repositioning of its Young Men’s business and $2,330 related to the impairment of, and accelerated depreciation in, its in-store shop and fixtured area program. The Company also recorded other costs, including severance, of $6,040. These items were offset, in part, by the receipt of $11,000 in settlement of a trademark counterfeiting and infringement litigation against Goody’s Family Clothing Inc.

(2)	Fiscal year 2003 results include a $430,026 cumulative effect of a change in accounting principle for the adoption, on April 1, 2002, of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and a related deferred tax charge of $11,358. In fiscal year 2003, the Company benefited by approximately $32,000 from the non-amortization of goodwill and indefinite lived intangibles under SFAS 142. Results also included a goodwill impairment charge of $150,612 and special charges of $78,186, each before taxes, of which $2,600 was included in cost of goods sold, related to the closure of 37 U.S. specialty stores.

(3)	Reflects the acquisition in July 2001 of the Company’s European licensee, TH Europe.

(4)	Fiscal 2000 results included special charges of $62,153, before taxes, of which $11,700 was included in cost of goods sold, principally related to the following: a redirection of the Company’s full-price retail store program, which includes the closure of its flagship stores in Beverly Hills, California and London, England; the postponement of the launch of a new women’s dress-up division; and the consolidation of the junior sportswear and junior jeans divisions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

General

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes thereto in Item 8. All references to years relate to the fiscal year ended March 31 of such year.

Results of Operations

The following table sets forth the Consolidated Statements of Operations data as a percentage of net revenue.

	Fiscal Year Ended March 31,
	2004	2003	2002
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	54.0	56.1	57.2

Gross profit	46.0	43.9	42.8
Depreciation and amortization	4.1	4.6	6.1
Other SG&A expenses	31.1	28.9	26.8

Operating expenses before goodwill impairment and special items	35.2	33.5	32.9
Goodwill impairment	—	7.9	—
Special items	0.3	4.0	—

Total operating expenses	35.5	45.4	32.9

Income (loss) from operations	10.5	(1.5)	9.9
Interest expense, net	1.5	2.1	1.7

Income (loss) before income taxes and cumulative effect of change in accounting principle	9.0	(3.6)	8.2
Provision for income taxes	2.0	0.8	1.0

Income (loss) before cumulative effect of change in accounting principle	7.0	(4.4)	7.2
Cumulative effect of change in accounting principle	—	(22.8)	—

Net income (loss)	7.0	(27.2)	7.2

Special Items Affecting Comparability

Fiscal year 2004 included net special charges related to (a) the closure of four specialty retail stores, (b) the repositioning of the U.S. Young Men’s Jeans business in March 2004, (c) the acceleration of depreciation of certain in-store shops within U.S. department stores as part of the Company’s strategy to reduce overdistribution, (d) other cost reduction initiatives and (e) the settlement of a trademark counterfeiting and infringement litigation against Goody’s Family Clothing, Inc. These net special charges, which totaled $6,776 before taxes, or $0.05 per share, included $3,482 for lease buyouts, $720 for the write-down of retail store inventory (included in cost of goods sold), $6,083 in severance provisions, $4,330 for the accelerated depreciation of in-store shops, including certain shops in the Young Men’s Jeans division, $3,161 for the impairment of stores in the Retail segment were offset by an $11,000 settlement received from Goody’s Family Clothing, Inc.

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

On April 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives not be amortized but that they be tested for impairment at adoption and at least annually thereafter. The Company performed its initial test upon adoption and performs its annual impairment review during the fourth quarter of each fiscal year.

Upon adoption of SFAS 142 in the first quarter of fiscal 2003, the Company recorded a non-cash, non-operating charge of $430,026, to reduce the carrying value of its goodwill to fair value. Such charge is reflected as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations.

The Company performed its first annual impairment review of goodwill and intangible assets under SFAS 142 during the fourth quarter of fiscal 2003. As a result of this review, the Company recorded a non-cash charge of $150,612 in operating expenses for the impairment of goodwill, principally in its U.S. wholesale component. These charges had no effect on the Company’s credit facilities, financial covenants or cash flows.

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

Overview

The Company reported net revenue of $1,875,797 in fiscal 2004, slightly lower than fiscal 2003 net revenue of $1,888,055. Consolidated net revenue included revenue from TH Europe of approximately $412,641 in fiscal 2004 and $275,769 in fiscal 2003. This increase from the prior year included approximately $58,898 resulting from the translation of the stronger Euro in fiscal 2004. Fiscal 2003 net revenue increased slightly from fiscal 2002 net revenue of $1,876,721. The decrease in net revenue from fiscal 2003 to fiscal 2004 was due to a decrease in net revenue of the Wholesale segment offset, in part, by an increase in net revenue of the Retail segment. Within the Wholesale segment, a decline in net revenue in the childrenswear component was partially offset by increases in net revenue in the menswear and womenswear components driven by growth in TH Europe. Within the Retail segment, as further described below, net revenue from stores opened since March 31, 2003 was offset, partially, by a decrease in net revenue due to the closing of the 37 U.S. specialty stores mentioned above and declining sales in existing stores in the Company’s U.S. outlet division. Licensing segment net revenue in fiscal 2004 remained essentially unchanged compared to fiscal 2003 as higher royalty income on various licensed products, as well as international licenses, offset the loss of royalty revenue associated with the men’s underwear business which was taken in-house on June 1, 2003. The fluctuations in net revenue in each of these segments were primarily volume related and are further described below in the Segment Operations section. The increase in fiscal 2003 over fiscal 2002 was due to an increase in net revenue of the Retail and Licensing segments, offset, in part, by a decrease in the Wholesale segment net revenue. Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Fiscal Year Ended March 31,
	2004	2003	2002
Wholesale	$1,387,570	$1,420,233	$1,440,888
Retail	425,744	405,099	379,781
Licensing	62,483	62,723	56,052

Total	$1,875,797	$1,888,055	$1,876,721

Gross profit as a percentage of net revenue increased to 46.0% in fiscal 2004 from 43.9% in fiscal 2003. The improvement in gross margin was mainly due to an improvement in the gross margin of the Company’s Wholesale segment. Gross margin in the Wholesale segment benefited from improved gross margins of, and a higher contribution from, TH Europe in fiscal 2004 as compared to fiscal 2003. TH Europe generates a higher gross margin than the Company’s domestic components. During fiscal 2004, the U.S. wholesale division continued its efforts to bring supply and demand into balance. As part of this process, the Company reevaluated the level of price adjustments it previously provided for its retailers and reduced its estimated accrual for such price adjustments, increasing gross profit by approximately $9,000 during the first quarter of fiscal 2004. Partially offsetting these improvements was a slightly lower gross margin in the Retail segment, reflecting higher markdowns in the United States, compared to last year. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Gross profit as a percentage of net revenue increased to 43.9% in fiscal 2003 from 42.8% in fiscal 2002. The improvement was due to an improvement in the gross margin of the Company’s Wholesale segment, due to a higher contribution of TH Europe in fiscal 2003, as compared to fiscal 2002, as well as a higher contribution of the Retail segment, which generates a higher gross margin than the Company’s consolidated gross margin, to total net revenue.

Operating expenses decreased to $665,865, or 35.5% of net revenue, in fiscal 2004 from $858,875 or 45.4% of net revenue, in fiscal 2003. Operating expenses in each year were affected by special items. Special items recorded in fiscal 2004 totaled $6,056, all of which are described above. Fiscal 2003 results included the impairment of goodwill of $150,612 along with a charge of $75,586 related to the closure of specialty stores. Excluding these special items, operating expenses increased to $659,809, or 35.2% of net revenue, in fiscal 2004 compared to $632,677, or 33.5% of net revenue, in fiscal 2003. The Company believes that results before special items provide a more meaningful comparison of the Company’s ongoing operating expenses. The overall increase in selling, general and administrative expenses, as well as the increase as a percentage of net revenue is due to increased expenses of the Wholesale segment partially offset by a decrease in the Company’s Retail segment. The increase in the Wholesale segment operating expenses was mainly due to the increased expenses in the Europe wholesale division incurred to support its growth and from the translation of the stronger Euro in fiscal 2004, partially offset by reduced expenses in the U.S. wholesale division. The decrease in the Retail segment operating expenses was primarily due to closing 37 U.S. specialty stores since March 31, 2003 offset, in part, by increased expenses in the Company’s U.S. outlet, European and Canadian retail divisions incurred to support growth and, in the case of the European subsidiary, from the translation of the stronger Euro in fiscal 2004.

Operating expenses increased to $858,875, or 45.4% of net revenue, in fiscal 2003 from $617,903, or 32.9% of net revenue, in fiscal 2002. This increase was principally due to the impairment of goodwill of $150,612 recorded in fiscal 2003 and the special items recorded in operating expenses of $75,586 related to the closure of the specialty stores, both of which are described above. Excluding these special items, operating expenses increased to $632,677, or 33.5% of net revenue, in fiscal 2003 compared to $617,903, or 32.9% of net revenue, in fiscal 2002. Also contributing to the increase was an increase in operating expenses of the Wholesale segment due to the increased expenses in the Europe wholesale division incurred to support its growth and its operations for the entire fiscal year as compared to nine months in fiscal 2002, and the Retail segment, partially offset by a decrease in the Company’s corporate division operating expenses, as well as the elimination of goodwill and indefinite lived intangible asset amortization of $32,588.

Interest and other expense decreased from $46,976 in fiscal 2003 to $31,756 in fiscal 2004, after increasing from $41,177 in fiscal 2002. The decrease in fiscal 2004 was primarily due to the repayment, upon maturity, in June 2003, of $151,091 principal amount of the 6.50% notes which matured on June 1, 2003 (the “2003 Notes”) and a lower average level of debt in fiscal 2004 as compared to fiscal 2003. The increase in fiscal 2003 was due to interest expense associated with the issuance of $150,000 principal amount of 9% Senior Bonds due December 1, 2031 (the “2031 Bonds”). The 2031 Bonds were issued on December 3, 2001 and were outstanding for the entire fiscal year 2003 as opposed to four months in fiscal year 2002, partially offset by the lower interest expense due to the repurchase, prior to maturity, of $98,909 principal amount of the 2003 Notes.

Interest income decreased from $6,717 in fiscal 2003 to $3,577 in fiscal 2004, after decreasing from $10,062 in fiscal 2002. The decrease in fiscal 2004 was due to lower interest rates earned on invested cash balances and lower average cash balances following the repayment of the 2003 Notes. The decrease in fiscal 2003 was due to lower interest rates earned on invested cash balances partially offset by higher average cash balances.

In fiscal 2004, the Company recorded a provision for income taxes of $37,445 on income before taxes of $169,597 compared to a provision for income taxes of $14,144 against a loss before taxes and the cumulative effect of a change in accounting principle of $69,435 in fiscal 2003. The provision in fiscal 2003 reflects the deferred tax charge related to the adoption of SFAS 142, the non-deductibility of the goodwill impairment and the tax benefit related to the special items recorded in fiscal 2003.

The provision for income taxes, before special items, for fiscal 2004 increased to 22.3% of income before taxes from 18.9% last year. The Company believes that results before special items provide a more meaningful comparison of the Company’s effective tax rate, particularly because of the loss before income taxes reported in fiscal 2003. The provision for taxes increased from 13.0% in fiscal 2002 to 18.9% in fiscal 2003. The effective tax rate for all periods is primarily attributable to the relative level of earnings in the various taxing jurisdictions to which the Company’s earnings are subject as well as changes in tax laws affecting the Company’s operations.

Segment Operations

The Company has three reportable segments: Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segment consists of the design and sourcing of men’s sportswear and jeanswear, women’s casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment reflects the operations of the Company’s outlet and specialty stores. The Licensing segment consists of the operations of licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying offices. The Company evaluates performance and allocates resources based on segment profits. Segment profits are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses. Excluded from the calculation of segment profits, however, are the vast majority of executive compensation, certain marketing costs, amortization of intangibles (including goodwill through March 31, 2002), special items, interest costs, other corporate overhead, the provision for income taxes and the cumulative effect of a change in accounting principle. Financial information for the Company’s reportable segments is as follows (see Note 11 to the Consolidated Financial Statements in Item 8 for a reconciliation of total segment revenue to consolidated net revenue):

	Wholesale	Retail	Licensing	Total
Fiscal year ended March 31, 2004
Total segment revenue	$1,387,570	$425,744	$119,450	$1,932,764
Segment profits	140,215	31,313	81,802	253,330
Segment profit %	10.1%	7.4%	68.5%	13.1%
Fiscal year ended March 31, 2003
Total segment revenue	$1,420,233	$405,099	$122,728	$1,948,060
Segment profits	117,775	29,301	80,119	227,195
Segment profit %	8.3%	7.2%	65.3%	11.7%
Fiscal year ended March 31, 2002
Total segment revenue	$1,440,888	$379,781	$109,861	$1,930,530
Segment profits	139,490	50,480	64,617	254,587
Segment profit %	9.7%	13.3%	58.8%	13.2%

Wholesale Segment

Wholesale segment net revenue decreased by $32,663, or 2.3%, from fiscal 2003 to fiscal 2004 and by $20,655, or 1.4%, from fiscal 2002 to fiscal 2003. Within the Wholesale segment, net revenue by component was as follows:

	Fiscal Year Ended March 31,
	2004	2003	2002
Menswear	$571,678	$555,144	$622,166
Womenswear	572,198	564,663	538,268
Childrenswear	243,694	300,426	280,454

	$1,387,570	$1,420,233	$1,440,888

Net revenue in the Wholesale segment decreased due to a reduction in net revenue of $153,759 in the U.S. caused by lower average unit prices and lower volume during fiscal 2004 as compared to the prior year. The lower average unit prices accounted for approximately 65% of the decrease while lower volume accounted for the remaining 35% of the decrease. The lower average unit prices were driven by a change in the mix between the Company’s normal off-price channels and major U.S. department store customers. Also, the mens underwear division which was brought in-house in fiscal 2004, has a lower average unit price than the overall U.S. wholesale component. Partially offsetting this decrease was an increase of $114,250 in net revenue of TH Europe, which benefited from growth in each of its components, particularly menswear and womenswear, and the effect of currency translation. The decline in Wholesale net revenue from fiscal 2002 to fiscal 2003 was due to an overall volume reduction in the United States, particularly in the menswear component, partially offset by growth in TH Europe and the inclusion of twelve months of TH Europe’s results, versus nine months in fiscal 2002.

Wholesale segment profits increased by $22,440, or 19.1%, from fiscal 2003 to fiscal 2004 and decreased by $21,715, or 15.6%, from fiscal 2002 to fiscal 2003. As a percentage of segment revenue, Wholesale segment profits were 10.1%, 8.3% and 9.7% for fiscal years 2004, 2003 and 2002, respectively. Wholesale segment profits increased in fiscal 2004 due to the increase in TH Europe net revenue, mentioned above, as a percentage of total segment revenue. The TH Europe wholesale business generates a higher operating margin than the segment’s domestic component. In addition, the segment benefited from lower operating expenses in the U.S. due to cost savings plans implemented at the beginning of fiscal 2004. The decrease in Wholesale segment profits and segment profits as a percentage of net revenue from fiscal 2002 to fiscal 2003 was mainly due to a decrease in operating profit in the U.S., partially offset by an increase in operating profit in TH Europe’s wholesale division.

Retail Segment

Retail segment net revenue increased $20,645, or 5.1%, from fiscal 2003 to fiscal 2004 and $25,318, or 6.7%, from fiscal 2002 to fiscal 2003. The improvement in the current year was due to net revenue from stores opened since March 31, 2003, partially offset by the closing of 37 U.S. specialty stores between January and April 2003 and declining sales at existing stores in the Company’s U.S. outlet division during fiscal 2004. Retail stores opened since March 31, 2003 contributed net revenue of $41,439 during fiscal 2004, consisting of $20,671 of revenue in the

U.S. and $20,768 of non-U.S. revenue. Revenue generated from the 37 U.S. specialty retail stores that were closed amounted to $657 and $31,084 during fiscal 2004 and fiscal 2003, respectively. The improvement from fiscal 2002 to fiscal 2003 was due to an increase in the number of stores and the expansion of certain stores into larger formats offset, in part, by decreases in sales at existing stores. The Company operated 167, 166 and 163 retail stores as of March 31, 2004, 2003 and 2002, respectively.

Retail segment profits increased $2,012, or 6.9%, from fiscal 2003 to fiscal 2004 and decreased $21,179, or 42.0%, from fiscal 2002 to fiscal 2003. As a percentage of segment revenue, Retail segment profits were 7.4%, 7.2% and 13.3% for fiscal years 2004, 2003 and 2002, respectively. In the U.S., operating profits and operating margin increased from fiscal 2003 to fiscal 2004 due to reduced operating losses in the Company’s U.S. specialty retail division following the store closings mentioned above. These stores generated operating losses of $945 and $16,754 in fiscal 2004 and 2003, respectively. Partially offsetting this reduction in losses was a decrease in operating profits in the U.S. outlet division resulting from higher markdowns experienced during fiscal 2004 as compared to fiscal 2003. Outside the U.S., operating profits and operating margin decreased due to higher operating expenses in Europe and Canada as those divisions expand their retail businesses. Segment profits and segment profits as a percentage of segment revenue decreased from fiscal 2002 to fiscal 2003 principally due to operating losses in the Company’s U.S. specialty retail division. During fiscal years 2003 and 2002, these stores generated operating losses of $16,754 and $7,016, respectively.

Licensing Segment

Licensing segment revenue decreased by $3,278, or 2.6%, from fiscal 2003 to fiscal 2004 after increasing by $12,867, or 11.7%, from fiscal 2002 to fiscal 2003. The decrease in segment revenue in fiscal 2004 was mainly due to a reduction in buying agency commissions from consolidated subsidiaries partially offset by higher royalties earned from third-party licensees. Higher royalties earned from third-party licensees included, the Company’s geographic license in Japan, licenses for tailored clothing and footwear in Europe and watches, partially offset by the loss of royalties associated with the mens underwear business which was taken in-house on June 1, 2003. New products introduced under licenses entered into during fiscal 2004 and 2003 contributed a de minimus amount of revenue during those years. The increase in segment revenue in fiscal 2003 was mainly due to higher licensing royalties and an increase in revenue from the Company’s Far East buying offices.

Licensing segment profits increased by $1,683, or 2.1%, and segment profit percentage increased from fiscal 2003 to fiscal 2004 due to reduced operating expenses at the Company’s Far East buying offices and the increase in royalty revenue discussed above, partially offset by a reduction in buying agency commissions from consolidated subsidiaries. Segment profit increased $15,502, or 24.0%, from fiscal 2002 to fiscal 2003 due to the increase in licensing royalties mentioned above and a reduction of operating expenses at the Company’s Far East buying offices.

Forward Outlook

The Company expects consolidated revenue for fiscal 2005 to be below that of fiscal 2004 in the high single digit percentage range.

In the wholesale segment, the Company currently anticipates revenue contraction in fiscal 2005 in the mid-teen percentage range, reflecting contraction in the United States by approximately 25% when compared to fiscal 2004, partially offset by double digit growth in Europe. Within the wholesale segment, menswear is expected to decline in the high-teen percentage range for full year fiscal 2005 from $571,678 in fiscal 2004. Womenswear is expected to decline in the mid-single digit percentage range from $572,198 in fiscal 2004, due principally to market factors affecting the U.S. Juniors Jeans division. Childrenswear is expected to decline by approximately 40% from $243,694 in fiscal 2004, due entirely to declines in U.S. orders.

Revenue in the Company’s Retail segment is expected to grow in the mid-teen percentage range in fiscal 2005 from $425,744 in fiscal 2004, mainly due to revenue from new store openings in Europe, Canada and the U.S. The Company anticipates opening approximately 25 outlet stores and approximately six specialty stores worldwide in fiscal 2005.

Licensing segment revenue is projected to be comparable to the $62,483 reported for fiscal 2004, with higher international royalties and commissions offsetting lower royalty income from U.S. licenses.

The Company expects full year fiscal 2005 earnings per share, excluding the effects of special charges, to be at the low end of its previously disclosed estimate for a decline in the high-single to mid-teen percentage range, when compared to fiscal 2004 results, also before the effects of special charges.

For the quarter ending June 30, 2004, the Company now anticipates a loss in the range of $0.10 to $0.13 per share, reflecting the seasonally low shipping patterns in Europe, the higher anticipated reduction in U.S. wholesale revenue and lower leverage from the Company’s expense base.

The Company reiterated its plans in fiscal 2005 to continue to control working capital in relation to expected revenue. Capital expenditures are expected to be approximately $70,000. The Company’s effective tax rate for fiscal 2005 before special items is expected to be approximately 20%. The Company projects weighted average shares outstanding to be approximately 92,000,000 for the year.

Liquidity and Capital Resources

Cash provided by operations continues to be the Company’s primary source of funds to finance operating needs, capital expenditures and debt service. Capital expenditures primarily relate to construction of additional retail stores and maintenance or selective expansion of the Company’s in-store shop and fixtured area program, as well as improvements in facilities and information systems. The Company’s sources of liquidity are cash on hand, cash from operations and the Company’s available credit.

The Company’s cash and cash equivalents balance decreased from $420,826 at March 31, 2003 to $414,548 at March 31, 2004. In fiscal 2004, the Company generated net cash from operating activities of $241,857, consisting of $215,665 of net income adjusted for non-cash items, and $26,192 of cash provided by changes in working capital, primarily a reduction in inventory partially offset by a decrease in accounts payable. During fiscal 2004, cash used in investing activities related to capital expenditures of $56,732, which were made principally in support of the expansion of the European business as well as the Company’s retail store openings, and the purchase of short-term investments of $27,596. During fiscal 2004, cash used in financing activities primarily related to the repayment of $151,091 principal amount of the 2003 Notes and the repayment of the short-term borrowings under TH Europe’s credit facility, partially offset by proceeds from the issuance of Ordinary Shares under the Company’s employee stock option program. A more detailed analysis of the changes in cash equivalents is presented in the Consolidated Statements of Cash Flows.

As of March 31, 2004, the Company’s principal debt facilities consisted of $200,000 of 6.85% notes maturing on June 1, 2008 (the “2008 Notes”), the 2031 Bonds and a $300,000 revolving credit facility (the “Credit Facility”). The 2008 Notes and the 2031 Bonds (collectively, the “Notes”) were issued by TH USA and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

The Credit Facility, which is guaranteed by THC, consists of an unsecured $300,000 TH USA three-year revolving credit facility, expiring on July 1, 2005, of which up to $175,000 may be used for direct borrowings. The Credit Facility is available for letters of credit, working capital and other general corporate purposes. As of March 31, 2004, there were no direct borrowings outstanding under the Credit Facility and $116,160 of the available borrowings under the Credit Facility had been used to open letters of credit, including $29,825 for inventory purchased that is included in current liabilities and $86,335 related to commitments to purchase inventory.

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

The Company was in compliance with all covenants in respect of the Notes and the Credit Facility as of March 31, 2004.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $150,000 at March 31, 2004, for working capital or trade financing purposes. As of March 31, 2004, $9,285 of available borrowings under these facilities had been used to open letters of credit, including $2,052 for inventory purchased that is included in current liabilities and

$7,233 related to commitments to purchase inventory and bank guarantees of $3,086. There were no short-term borrowings as of March 31, 2004 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.26% for the fiscal year ended, March 31, 2004.

The Company’s credit facilities provide for the issuance of letters of credit without restriction on cash balances.

The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay long-term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions. No interest rate hedging contracts were in place as of March 31, 2004.

The Company intends to fund its cash requirements for current operations for fiscal 2005 and the foreseeable future from available cash balances, internally generated funds and borrowings available under the Credit Facility or similar replacement facilities. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

As of March 31, 2004, the Company’s contractual cash obligations by future period were as follows:

	Payments Due
	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating leases	$48,847	$86,144	$65,251	$120,602
Inventory purchase commitments	364,188	—	—	—
Debt repayments	705	280	200,000	150,000

Total	$413,740	$86,424	$265,251	$270,602

There were no significant committed capital expenditures at March 31, 2004. The Company expects fiscal 2005 capital expenditures to approximate $70,000.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements within the meaning of SEC Regulation S-K Item 303(a)(4).

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Significant accounting policies employed by the Company, including the use of estimates, are presented in Note 1 to the Consolidated Financial Statements in Item 8.

Critical accounting estimates are those that require management to make assumptions that are uncertain at the time and where different estimates that management reasonably could have used, or changes in the accounting estimates that are reasonably likely to occur from period to period, would have a material impact on the Company’s financial position, results of operations, or cash flows. The Company’s most critical accounting estimates relate to the following: adjustments to revenue, accounts receivable, inventories, income taxes and goodwill, other intangibles and long-lived assets, as discussed below. Because of the uncertainty inherent in these critical estimates, actual results could differ from such estimates and such differences could be material.

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

Inventories

Inventories are valued at the lower of cost (weighted average method) or market. Substantially all inventories are comprised of finished goods. The Company continually evaluates its inventories by assessing slow moving current product as well as prior seasons’ inventory. The market value of non-current inventory is estimated based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

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

The Company evaluates the probability of realizing its deferred tax assets on an ongoing basis. This evaluation includes estimating the Company’s future taxable income in each of the taxing jurisdictions in which the Company operates as well as the feasibility of tax planning strategies. The Company is required to provide a valuation allowance if it is determined to be more likely than not that the Company will not be able to realize certain of its deferred tax assets. For certain of the Company’s deferred tax assets, the Company had previously determined that it was not more likely than not that these assets will be realized and recorded the appropriate valuation allowance. Should the Company determine that it is more likely than not that it will realize certain of its deferred tax assets in the future, an adjustment would be required to reduce the existing valuation allowance and increase income. Conversely, if the Company should determine that an adjustment to increase the valuation allowance is required, such an adjustment would be charged to income tax expense in the period such conclusion was reached.

The Company does not record a provision for U.S. income taxes on undistributed earnings of Tommy Hilfiger Canada, Inc., which it does not expect to repatriate in the foreseeable future.

Goodwill, Other Intangibles and Long-Lived Assets

Effective April 1, 2002, the Company adopted SFAS 142. SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested at least annually for impairment. Intangible assets with definite lives continue to be amortized over their estimated lives, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Before adopting the provisions of SFAS 142, the Company amortized goodwill on a straight-line basis over its estimated useful life. Beginning in fiscal 2003, consistent with the requirements of SFAS 142, the Company no longer amortizes goodwill. The Company reviews goodwill annually for impairment. In addition, trademarks that have been deemed to have indefinite lives, are reviewed at least annually for potential value impairment.

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of other long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that carrying value exceeds fair value.

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

Exchange Rates

The Company received United States dollars for approximately 72% of its product sales during fiscal 2004. Substantially all inventory purchases from contract manufacturers throughout the world are also denominated in United States dollars; however, purchase prices for the Company’s products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company’s cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company’s inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

The Company does, however, seek to protect against adverse movements in currency exchange rates which might affect certain firm commitments or transactions. These include the purchase of inventory, capital expenditures, collection of foreign royalty payments and certain intercompany commitments. The Company enters into forward contracts, generally with maturities up to 15 months, to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. At March 31, 2004, the Company had contracts to exchange foreign currencies, principally, the Japanese yen, the Euro and the Canadian dollar, having a total notional amount of $133,602. No significant gain or loss was inherent in such contracts at March 31, 2004. Gains or losses on such forward contracts are recognized in other comprehensive income on a mark-to-market basis and, ultimately, in earnings at the time the underlying hedge transaction is completed or recognized in earnings. While a hypothetical 10% adverse change in all of the relevant exchange rates would potentially cause a decrease in the fair value of the contracts of approximately $13,701, the Company would experience an offsetting benefit in the underlying transactions.

Recently Issued Accounting Standards

In December 2003, The Securities Exchange Commission issued Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”). SAB 104 expands previously issued guidance on the subject of revenue recognition and provides specific criteria which must be fulfilled to permit the recognition of revenue from transactions. The Company does not expect the issuance of SAB 104 to have any effect on the Company’s results of operations or financial position.

        In January 2003, the FASB issued Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” which was amended by FIN46R in December, 2003. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The Company does not have any variable interest entities. FIN 46R did not have any effect on the Company’s results of operations or financial position.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks and uncertainties, including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry generally and the Company’s customers, distributors, licensees and franchisees in particular; changes in trends in the market segments and geographic areas in which the Company competes; the level of demand for the Company’s products; actions by our major customers or existing or new competitors; the effect of the Company’s strategy to reduce U.S. distribution in order to bring supply and demand into balance; changes in currency and interest rates; changes in applicable tax laws, regulations and treaties and changes in economic or political conditions or trade regulations in the markets where the Company sells or sources its products, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the sections entitled “Liquidity and Capital Resources” and “Exchange Rates” in Item 7, which sections are incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the fiscal years ended March 31, 2004, 2003 and 2002

Consolidated Balance Sheets as of March 31, 2004 and 2003

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended March 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tommy Hilfiger Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Tommy Hilfiger Corporation and its subsidiaries (the “Company”) at March 31, 2004 and March 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the consolidated financial statements, effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

May 27, 2004

TOMMY HILFIGER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Fiscal Year Ended March 31,
	2004	2003	2002
Net revenue	$1,875,797	$1,888,055	$1,876,721
Cost of goods sold	1,012,156	1,058,356	1,073,089

Gross profit	863,641	829,699	803,632

Depreciation and amortization	76,307	87,173	114,129
Goodwill impairment	—	150,612	—
Special items	6,056	75,586	—
Other selling, general and administrative expenses	583,502	545,504	503,774

Total operating expenses	665,865	858,875	617,903

Income (loss) from operations	197,776	(29,176)	185,729
Interest and other expense	31,756	46,976	41,177
Interest income	3,577	6,717	10,062

Income (loss) before income taxes and cumulative effect of change in accounting principle	169,597	(69,435)	154,614
Provision for income taxes	37,445	14,144	20,069

Income (loss) before cumulative effect of change in accounting principle	132,152	(83,579)	134,545
Cumulative effect of change in accounting principle	—	(430,026)	—

Net income (loss)	$132,152	$(513,605)	$134,545

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$1.46	$(0.92)	$1.50

Cumulative effect of change in accounting principle per share	$—	$(4.76)	$—

Net income (loss) per share	$1.46	$(5.68)	$1.50

Weighted average shares outstanding	90,692	90,387	89,430

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$1.45	$(0.92)	$1.49

Cumulative effect of change in accounting principle per share	$—	$(4.76)	$—

Net income (loss) per share	$1.45	$(5.68)	$1.49

Weighted average shares and share equivalents outstanding	91,329	90,387	90,000

See Accompanying Notes to Consolidated Financial Statements.

TOMMY HILFIGER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$414,548	$420,826
Short-term investments	27,533	—
Accounts receivable	188,514	185,039
Inventories	206,302	229,654
Deferred tax assets	56,419	51,830
Other current assets	36,342	28,183

Total current assets	929,658	915,532
Property and equipment, at cost, net of accumulated depreciation and amortization	233,020	248,290
Intangible assets, subject to amortization	7,749	8,744
Intangible assets, not subject to amortization	634,920	625,205
Goodwill	238,573	219,153
Other assets	9,486	11,227

Total Assets	$2,053,406	$2,028,151

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$19,380
Current portion of long-term debt	705	151,866
Accounts payable	32,718	47,753
Accrued expenses and other current liabilities	207,190	185,923

Total current liabilities	240,613	404,922
Long-term debt	350,080	350,280
Deferred tax liability	219,412	214,825
Other liabilities	16,865	14,749
Commitments and contingencies
Shareholders’ equity
Preference Shares, $.01 par value-shares authorized 5,000,000; none issued	—	—
Ordinary Shares, $.01 par value-shares authorized 150,000,000; issued 97,499,276 and 96,771,312, respectively	975	968
Capital in excess of par value	615,691	606,836
Retained earnings	575,323	443,171
Accumulated other comprehensive income	95,678	53,631
Treasury shares, at cost: 6,192,600 Ordinary Shares	(61,231)	(61,231)

Total shareholders’ equity	1,226,436	1,043,375

Total Liabilities and Shareholders’ Equity	$2,053,406	$2,028,151

See Accompanying Notes to Consolidated Financial Statements.

TOMMY HILFIGER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended March 31,
	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$132,152	$(513,605)	$134,545
Adjustments to reconcile net income to net cash provided by operating activities
Cumulative effect of change in accounting principle	—	430,026	—
Goodwill impairment	—	150,612	—
Depreciation and amortization	77,440	87,944	117,326
Deferred taxes	(1,418)	(2,037)	(6,771)
Provision for special items - non cash	7,491	49,978	—
Changes in operating assets and liabilities
Decrease (increase) in assets
Accounts receivable	6,910	50,271	29,963
Inventories	33,204	(32,150)	51,016
Other assets	(7,085)	(1,230)	(4,138)
Increase (decrease) in liabilities
Accounts payable	(15,035)	18,773	(15,613)
Accrued expenses and other liabilities	8,198	(8,477)	46,972

Net cash provided by operating activities	241,857	230,105	353,300

Cash flows from investing activities
Purchases of property and equipment	(56,732)	(71,903)	(96,923)
Purchases of short-term investments, net	(27,596)	—	—
Acquisition of businesses, net of cash acquired	—	—	(205,061)

Net cash used in investing activities	(84,328)	(71,903)	(301,984)

Cash flows from financing activities
Proceeds of long-term debt	—	—	144,921
Payments on long-term debt	(152,051)	(74,234)	(155,538)
Proceeds from the exercise of stock options	8,190	7,177	7,997
Short-term bank borrowings (repayments), net	(19,946)	(57,566)	20,120

Net cash provided by (used in) financing activities	(163,807)	(124,623)	17,500

Net (decrease) increase in cash	(6,278)	33,579	68,816
Cash and cash equivalents, beginning of period	420,826	387,247	318,431

Cash and cash equivalents, end of period	$414,548	$420,826	$387,247

See Accompanying Notes to Consolidated Financial Statements.

TOMMY HILFIGER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollar amounts in thousands)

	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares	Total shareholders’ equity
	Outstanding	Amount
Balance, March 31, 2001	88,976,802	$952	$589,184	$822,231	$(2,543)	$(61,231)	$1,348,593
Net income	—	—	—	134,545	—	—	134,545
Foreign currency translation	—	—	—	—	4,901	—	4,901
Change in fair value of hedging instruments	—	—	—	—	72	—	72
Exercise of stock options	861,765	8	7,989	—	—	—	7,997
Tax benefits from exercise of stock options	—	—	1,354	—	—	—	1,354

Balance, March 31, 2002	89,838,567	960	598,527	956,776	2,430	(61,231)	1,497,462
Net income (loss)	—	—	—	(513,605)	—	—	(513,605)
Foreign currency translation	—	—	—	—	52,453	—	52,453
Change in fair value of hedging instruments	—	—	—	—	(1,252)	—	(1,252)
Exercise of stock options	740,145	8	7,169	—	—	—	7,177
Tax benefits from exercise of stock options	—	—	1,140	—	—	—	1,140

Balance, March 31, 2003	90,578,712	968	606,836	443,171	53,631	(61,231)	1,043,375
Net income	—	—	—	132,152	—	—	132,152
Foreign currency translation	—	—	—	—	41,171	—	41,171
Change in fair value of hedging instruments	—	—	—	—	876	—	876
Exercise of stock options	727,964	7	8,183	—	—	—	8,190
Tax benefits from exercise of stock options	—	—	672	—	—	—	672

Balance, March 31, 2004	91,306,676	$975	$615,691	$575,323	$95,678	$(61,231)	$1,226,436

Comprehensive income consists of net income (loss), foreign currency translation and unrealized gains and losses on hedging instruments and totaled $174,199, $(462,404) and $139,518 in fiscal 2004, 2003 and 2002, respectively.

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

THC, through its subsidiaries, designs, sources and markets men’s and women’s sportswear, jeanswear, childrenswear and underwear under the Tommy Hilfiger trademarks. Through a range of strategic licensing agreements, the Company also offers a broad array of related apparel, accessories, footwear, fragrance and home furnishings. The Company’s products can be found in leading department and specialty stores throughout the United States, Canada, Europe, Mexico, Central and South America, Japan, Hong Kong and other countries in the Far East, as well as the Company’s own network of specialty and outlet stores in the United States, Canada and Europe. THC was incorporated as an International Business Company in the British Virgin Islands (the “BVI”) in 1992 and is also registered and licensed as an external International Business Company in Barbados.

(c)	Cash and Cash Equivalents

The Company considers all financial instruments purchased with original maturities of three months or less to be cash equivalents.

(d)	Short-Term Investments

The Company has investments in debt securities that are classified in the Consolidated Balance Sheets as short-term (securities that mature in more than three months but not more than one year). These investments are categorized as being available-for-sale. Investments categorized as available-for-sale are marked to market based on quoted market values of the securities, with the resulting adjustments, net of deferred taxes, reported as a component of other comprehensive income in shareholders’ equity until realized.

(e)	Inventories

Inventories are valued at the lower of cost (weighted average method) or market. Substantially all inventories are comprised of finished goods.

(f)	Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures - three to five years; buildings - twenty-five years; machinery and equipment - three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the terms of the leases or the estimated useful lives of the assets. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. The Company’s share of the cost of constructing in-store shop displays, which is paid directly to third party suppliers, is capitalized and included in furniture and fixtures and amortized in other selling, general and administrative expenses using the straight-line method over their estimated useful lives.

(g)	Intangible Assets

Intangible assets are comprised principally of goodwill and other intangibles of $238,573 and $642,669, respectively. The principal intangible assets are acquired trademark rights associated with the licenses between Pepe Jeans USA, Inc., Tommy Hilfiger Canada Inc. and TH Europe and the Company.

On an annual basis, during the fourth fiscal quarter, the Company evaluates goodwill and indefinite-lived intangibles, for possible impairment, under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) using fair value techniques and market comparables. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

(h)	Other Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of other long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that carrying value exceeds fair value.

(i)	Income Taxes

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

The Company does not record a provision for U.S. income taxes on undistributed earnings of Tommy Hilfiger Canada, Inc., which it does not expect to repatriate in the foreseeable future.

(j)	Earnings Per Share and Authorized Shares

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

A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

	Fiscal Year Ended March 31,
	2004	2003	2002
Weighted average shares outstanding	90,692,000	90,387,000	89,430,000
Net effect of dilutive stock options based on the treasury stock method using average market price	637,000	—	570,000

Weighted average shares and share equivalents outstanding	91,329,000	90,387,000	90,000,000

Options to purchase 3,538,125; 6,465,607 and 3,640,340 shares at March 31, 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company’s Ordinary Shares.

(k)	Revenue Recognition

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

Net wholesale revenue from major customers as a percentage of consolidated net revenue was as follows:

	Fiscal Year Ended March 31,
	2004	2003	2002
Customer A	10%	13%	15%
Customer B	9%	10%	12%
Customer C	8%	10%	11%

(l)	Costs of Goods Sold and Selling, General and Administrative Expense

The Company includes in cost of goods sold all costs and expenses related to obtaining merchandise incurred prior to the receipt of finished goods at the Company’s distribution facilities. These costs include, but are not limited to, product cost, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and internal transfer costs, as well as insurance, duty, brokers’ fees and consolidators’ fees. In addition, certain costs in the Company’s Retail segment distribution network, such as the costs of shipping merchandise to Company-owned retail stores, are charged to cost of goods sold. The Company includes in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods in the distribution centers, such as the cost of picking and packing goods for delivery to customers. In addition, selling, general and administrative expenses include product design costs, selling and store service costs, marketing expenses and general and administrative expenses.

The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

(m)	Foreign Currency Translation

The consolidated financial statements of the Company are prepared in United States dollars as this is the currency of the primary economic environment in which the Company operates, and the vast majority of its revenue is received and expenses are disbursed in United States dollars. Adjustments resulting from translating the financial statements of those non-United States subsidiaries which do not use the United States dollar as their functional currency are recorded in shareholders’ equity as a component of other comprehensive income.

(n)	Advertising Costs

Advertising costs are charged to operations when incurred and totaled $49,065, $43,513 and $44,841 during the years ended March 31, 2004, 2003 and 2002, respectively. Also, included in other current assets is $196 and $8,945 of prepaid advertising costs at March 31, 2004 and 2003, respectively.

The Company has no long-term commitments for advertising. On a seasonal basis, the Company makes certain arrangements with retailers to share the cost of specified advertising programs. The Company classifies such costs in SG&A expenses.

(o)	Shipping and Handling Costs

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its consolidated statements of operations. Shipping and handling costs approximated $49,268, $53,532 and $51,026 for the years ended March 31, 2004, 2003 and 2002, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

(p)	Use of Estimates

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

(q)	Segments and Foreign Operations

The Company’s operations are reported on the basis of three segments: Wholesale, Retail, and Licensing, as further discussed in Note 11.

Substantially all of the Company’s net revenue and income from operations as well as identifiable assets constitute foreign operations in that THC is incorporated in the BVI.

(r)	Stock Options

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

At March 31, 2004 the Company had four stock-based employee compensation plans, which are described more fully in Note 14. No stock-based employee compensation expense is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Fiscal Year Ended March 31,
	2004	2003	2002
Net income (loss), as reported	$132,152	$(513,605)	$134,545
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(5,263)	(8,187)	(7,501)

Pro forma net income (loss)	$126,889	$(521,792)	$127,044

Earnings (loss) per share:
Basic - as reported	$1.46	$(5.68)	$1.50
Basic - pro forma	$1.40	$(5.77)	$1.42
Diluted - as reported	$1.45	$(5.68)	$1.49
Diluted - pro forma	$1.39	$(5.77)	$1.41

(s)	Reclassification of Prior Year Balances

Certain prior year balances have been reclassified to conform to current year presentation.

Note 2 – Acquisition of European Licensee

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

The Company has applied the provisions of SFAS No. 141, “Business Combinations” and certain provisions of SFAS 142, to the TH Europe Acquisition.

Note 3 - Cash Equivalents

As of March 31, 2004, the balance in Cash and Cash Equivalents was comprised of short-term money market funds and overnight deposits at several major international financial institutions earning interest at a weighted average interest rate of 0.92%. As part of its ongoing control procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure.

Note 4 - Financial Instruments

Accounts Receivable

The Company owns all of its customer accounts receivable and collects the majority of its receivables through a credit company subsidiary of a large financial institution pursuant to an agreement whereby the credit company pays the Company after the credit company receives payment from the Company’s customer. The credit company establishes maximum credit limits for each customer account. If the receivable becomes 120 days past due or the customer becomes bankrupt or insolvent, the full amount of the receivable is payable by the credit company. The Company has a similar arrangement with another large financial institution for credit services to its Canadian subsidiary. TH Europe has an agreement with a European credit insurance company from whom it obtains credit insurance on an individual customer basis. In all cases the Company believes that the credit risk associated with such financial institutions is minimal.

The Company also grants credit directly to certain select customers in the normal course of business without participation by a credit company. In such cases the Company monitors its credit exposure limits to avoid any significant concentration of risk. Bad debts have been minimal. At March 31, 2004, approximately 75% of the Company’s total receivables were covered by credit insurance, bank guarantees or other means.

Foreign Currency Risk Management

The Company records all derivative instruments in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in either income (loss) from continuing operations or accumulated other comprehensive income (loss), depending on the timing and designated purpose of the derivative.

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

The Company’s policy does not allow the use of financial instruments for speculative or trading purposes.

At March 31, 2004, the Company had contracts to exchange foreign currencies, principally, the Japanese yen, the Euro and Canadian dollar having a total notional amount of $133,602. No significant gains or losses are included in other comprehensive income at March 31, 2004.

Fair Value of Other Financial Instruments

The fair value of the Company’s cash and cash equivalents is equal to their carrying value at March 31, 2004. The fair value of the Company’s 2008 Notes and the 2031 Bonds, having a face value of $350,000, is approximately $365,780 based on quoted market prices as of March 31, 2004. The fair value of the Company’s other monetary assets and liabilities approximate carrying value due to the relatively short-term nature of these items.

Note 5 - Property and Equipment

Property and equipment consists of the following:

	March 31,
	2004	2003
Furniture and fixtures	$193,042	$226,927
Buildings and land	121,744	117,808
Leasehold improvements	95,846	79,138
Machinery and equipment	68,777	57,895

	479,409	481,768
Less: accumulated depreciation and amortization	246,389	233,478

	$233,020	$248,290

Depreciation and amortization expense on fixed assets excluding that portion included in special items was $75,312, $82,421, and $80,194 for the years ended March 31, 2004, 2003 and 2002, respectively.

Note 6 – Goodwill and Other Intangible Assets

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

Upon adoption of SFAS 142 in the first quarter of fiscal 2003, the Company recorded a non-cash, non-operating charge of $430,026 to reduce the carrying value of its goodwill to fair value. Such charge is reflected as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations. As mentioned above, the Company performed its first annual impairment review of goodwill and intangible assets under SFAS 142 during the fourth quarter of fiscal 2003. As a result of this review, the Company recorded a non-cash charge of $150,612 in operating expenses for the impairment of goodwill, principally in its U.S. wholesale component. The charge had no effect on the Company’s credit facilities, financial covenants or cash flows. The Company performed its annual impairment review of goodwill and intangible assets for fiscal 2004 during the fourth quarter and no impairment charge was recognized.

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

SFAS 142 required that, prior to performing the review for the impairment, all of the Company’s recorded goodwill be assigned to the Company’s reporting units deemed to benefit from any acquisitions that it had made, including the reporting units that the Company owned prior to such acquisitions. This differs from the previous accounting rules under which goodwill was assigned only to the businesses acquired. The balance of goodwill as of March 31, 2003 in the table below reflects the assignment of goodwill as required by SFAS 142.

A summary of changes in the Company’s goodwill during fiscal 2004, by reporting segment is as follows:

	Wholesale	Retail	Licensing	Total
Balance at March 31, 2003	$67,761	$55,969	$95,423	$219,153
Foreign currency translation	19,420	—	—	19,420

Balance at March 31, 2004	$87,181	$55,969	$95,423	$238,573

As of March 31, 2004, and March 31, 2003, the Company’s intangible assets and related accumulated amortization consisted of the following:

	March 31, 2004			March 31, 2003
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Retailer relationships	$5,400	$(799)	$4,601	$5,400	$(664)	$4,736
Supplier relationships	4,000	(1,970)	2,030	4,000	(1,637)	2,363
Financing costs	6,300	(6,300)	—	6,300	(6,179)	121
Software and other	3,820	(2,702)	1,118	3,820	(2,296)	1,524

Total amortizable intangible assets	$19,520	$(11,771)	$7,749	$19,520	$(10,776)	$8,744

Indefinite-lived intangible assets:
Trademark rights	$634,920			$625,205

The increase in the carrying value of the Company’s trademark rights from March 31, 2003 to March 31, 2004, which is included in other comprehensive income, was due to the changes in foreign currency exchange rates used to translate certain of these assets.

The Company recorded amortization expense of $995 on intangible assets during fiscal 2004 compared to $1,875 and $2,122 during fiscal 2003 and 2002, respectively, assuming the adoption of SFAS 142 as of April 1, 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years and thereafter is as follows:

Estimated Amortization Expense

Fiscal year 2005	$848
Fiscal year 2006	612
Fiscal year 2007	550
Fiscal year 2008	521
Fiscal year 2009	521
Subsequent years	4,697
$7,749

If acquisitions or dispositions occur in the future the above amounts may vary.

Fiscal 2002 historical results do not reflect the provisions of SFAS 142. Had the Company adopted SFAS 142 on April 1, 2001, the historical net income and basic and diluted earnings per share (before the cumulative effect of the change in accounting principle) would have been changed as follows:

	Fiscal Year Ended March 31, 2002
	Net Income	Net Income per Share - Basic	Net Income per Share - Diluted
Reported net income	$134,545	$1.50	$1.49
Goodwill amortization	17,388	0.20	0.20
Trademark rights amortization	15,200	0.17	0.17
Income tax impact	(6,292)	(0.07)	(0.07)

Adjusted net income	$160,841	$1.80	$1.79

Note 7 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	March 31,
	2004	2003
Accrued compensation	$36,656	$21,301
Letters of credit payable	31,877	35,305
Income taxes payable	19,107	9,707
Merchandise payable	12,640	11,444
Accrued interest	6,126	9,492
Other accrued liabilities	100,784	98,674

	$207,190	$185,923

Note 8 - Long-Term Debt

Long-term debt consists of the following:

	March 31,
	2004	2003
Unsecured 9.00% bonds due December 1, 2031	$150,000	$150,000
Unsecured 6.85% notes due June 1, 2008, less unamortized discount of $200 and $249 at March 31, 2004 and 2003, respectively	199,800	199,751
Unsecured 6.50% notes due June 1, 2003, less unamortized discount of $8 at March 31, 2003	—	151,083
Obligation under capital lease	985	1,312

	350,785	502,146
Less current maturities	(705)	(151,866)

	$350,080	$350,280

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

The revolving credit facility (the “Credit Facility”), which is guaranteed by THC, consists of an unsecured $300,000 TH USA three-year revolving credit facility, expiring on July 1, 2005, of which up to $175,000 may be used for direct borrowings. The Credit Facility is available for letters of credit, working capital and other general corporate purposes. As of March 31, 2004, there were no direct borrowings outstanding under the Credit Facility, and $116,160 of the available borrowings under the Credit Facility had been used to open letters of credit, including $29,825 for inventory purchased that are included in current liabilities and $86,335 related to commitments to purchase inventory.

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

The Company was in compliance with all covenants in respect of the Notes and the Credit Facility as of, and for the twelve-month period ended, March 31, 2004.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities for working capital or trade financing purposes totaling approximately $150,000 at March 31, 2004. As of March 31, 2004, $9,285 of available borrowings under these facilities had been used to open letters of credit, including $2,052 for inventory purchased that is included in current liabilities and $7,233 related to commitments to purchase inventory and bank guarantees of $3,086. There were no short-term borrowings as of March 31, 2004 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.26% for the fiscal year ended, March 31, 2004.

Note 9 - Commitments and Contingencies

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

Fiscal Year Ending March 31,
2005	$48,847
2006	$45,247
2007	$40,897
2008	$34,610
2009	$30,641
Thereafter	$120,602

Rent expense, including operating cost escalations and contingent rental amounts based upon retail sales, was $46,640, $46,306 and $34,781 for the years ended March 31, 2004, 2003 and 2002, respectively.

Amounts in the table above are net of sublease income of $426 per year for each of the next five fiscal years and $2,592 thereafter, related to a lease on one of its former specialty stores.

Letters of credit

The Company was contingently liable at March 31, 2004 for unexpired bank letters of credit of $93,568 related to commitments for the purchase of inventories and bank guarantees of $3,086.

Legal matters

The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their businesses. In the opinion of the Company’s management, based on advice of counsel, the resolution of the foregoing matters will not have a material effect on the Company’s financial position, results of operations or cash flows.

Note 10 - Income Taxes

The components of the provision for income taxes are as follows:

	Fiscal Year Ended March 31,
	2004	2003	2002
Current:
U.S. Federal	$9,299	$(9,862)	$3,445
State and Local	5,630	3,999	(222)
Non-U.S.	23,934	22,044	23,617

	38,863	16,181	26,840

Deferred:
U.S. Federal	(1,418)	(13,395)	(3,750)
State and Local	—	11,358	(3,021)
Non-U.S.	—	—	—

	(1,418)	(2,037)	(6,771)

Provision for income taxes	$37,445	$14,144	$20,069

Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	March 31,
	2004	2003
Deferred tax assets - current:
Inventory costs	$6,077	$6,218
Non-deductible accruals	32,505	44,159
Accrued compensation	8,147	6,251
Other items, net	19,816	4,660

Subtotal	66,545	61,288
Valuation allowance	(10,126)	(9,458)

	56,419	51,830

Deferred tax assets (liabilities) - non-current:
Depreciation and amortization	30,735	25,870
Intangible assets, other than goodwill	(247,647)	(245,885)
Net operating loss carry forwards	23,724	22,960
Other, net	9,702	13,683

Subtotal	(183,486)	(183,372)
Valuation allowance	(35,926)	(31,453)

Total deferred tax assets (liabilities) - non-current	(219,412)	(214,825)

Total net deferred tax liabilities	$(162,993)	$(162,995)

As of March 31, 2004, the Company had state net operating loss carry forwards of approximately $23,724, net of federal tax effect, which begin to expire in 2008. As of March 31, 2004, the Company has recorded a full valuation allowance of $23,724 against these carry forwards on the basis that management believes it is more likely than not that these assets will not be used to reduce future tax payments.

        Prior to April 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book and tax basis of intangible assets, principally trademark rights. As a result of adopting SFAS 142, these liabilities will no longer be used to support the realization of certain deferred tax assets. Consequently, in the first quarter of fiscal 2003, the Company recorded an $11,358 deferred tax charge to establish a valuation allowance against those deferred tax assets. As of March 31, 2004, the Company has recorded a valuation allowance against other state deferred tax assets of $19,712.

The U.S. and non-U.S. components of income (loss) before income taxes and the cumulative effect of a change in accounting principle are as follows:

	Fiscal Year Ended March 31,
	2004	2003	2002
U.S.	$13,765	$(223,497)	$(5,066)
Non-U.S.	155,832	154,062	159,680

	$169,597	$(69,435)	$154,614

The provision for income taxes differs from the amounts computed by applying the applicable U.S. federal statutory rate to income before taxes as follows:

	Fiscal Year Ended March 31,
	2004	2003	2002
Provision for (benefit from) income taxes at the U.S. federal statutory rate	$59,359	$(24,303)	$54,115
State and local income taxes, net of federal benefits	(2,443)	(20,220)	(10,003)
Non-U.S. income taxed at different rates	(30,607)	(33,498)	(34,892)
Valuation allowance	5,907	37,014	8,000
Goodwill amortization	—	—	5,787
Goodwill impairment	—	52,714	—
U.S. taxes on foreign dividends	4,988	—	—
Other	241	2,437	(2,938)

Provision for income taxes	$37,445	$14,144	$20,069

THC is not taxed on income in the BVI, where it is incorporated. THC and its subsidiaries are subject to taxation in the jurisdictions in which they operate.

As of March 31, 2004, U.S. income taxes were not provided on approximately $52,848 of undistributed earnings of its Canadian subsidiary, as the Company has invested or expects to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to complexities in the tax laws and assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

Note 11 - Segment Reporting

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

Excluded from the calculation of segment profits, however, are the vast majority of executive compensation, certain marketing costs, amortization of intangibles (including goodwill through March 31, 2002), special items, interest costs, other corporate overhead, the provision for income taxes and the cumulative effect of a change in accounting principle. Financial information for the Company’s reportable segments is as follows:

	Wholesale	Retail	Licensing	Total
Fiscal year ended March 31, 2004
Total segment revenue	$1,387,570	$425,744	$119,450	$1,932,764
Segment profits	140,215	31,313	81,802	253,330
Depreciation and amortization included in segment profits	50,563	14,252	540	65,355
Fiscal year ended March 31, 2003
Total segment revenue	$1,420,233	$405,099	$122,728	$1,948,060
Segment profits	117,775	29,301	80,119	227,195
Depreciation and amortization included in segment profits	52,935	12,985	580	66,500
Fiscal year ended March 31, 2002
Total segment revenue	$1,440,888	$379,781	$109,861	$1,930,530
Segment profits	139,490	50,480	64,617	254,587
Depreciation and amortization included in segment profits	51,758	12,239	826	64,823

A reconciliation of total segment revenue to consolidated net revenue is as follows:

	Fiscal Year Ended March 31,
	2004	2003	2002
Total segment revenue	$1,932,764	$1,948,060	$1,930,530
Intercompany revenue	(56,967)	(60,005)	(53,809)

Consolidated net revenue	$1,875,797	$1,888,055	$1,876,721

Intercompany revenue represents buying agency commissions from consolidated subsidiaries, which is classified under Licensing for segment reporting purposes.

A reconciliation of total segment profits to consolidated income before income taxes is as follows:

	Fiscal Year Ended March 31,
	2004	2003	2002
Segment profits	$253,330	$227,195	$254,587
Corporate expenses not allocated	48,778	178,185	68,858
Special items	6,776	78,186	—
Interest expense, net	28,179	40,259	31,115

Consolidated income (loss) before income taxes and cumulative effect of change in accounting principle	$169,597	$(69,435)	$154,614

The Company is incorporated in the BVI; accordingly all sales outside the BVI are considered foreign. Territories representing 5% or more of consolidated net revenue are as follows:

	Fiscal Year Ended March 31,
	2004	2003	2002
United States	$1,325,153	$1,496,878	$1,616,726
Europe	419,496	280,936	160,048
Canada	111,919	91,414	80,311
Other	19,229	18,827	19,636

Consolidated net revenue	$1,875,797	$1,888,055	$1,876,721

The Company’s long-lived assets by country are as follows:

	March 31,
	2004	2003
United States	$680,709	$718,401
Europe	310,106	267,248
Canada	111,517	105,457
Other	21,416	21,513

Total	$1,123,748	$1,112,619

The Company does not desegregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Note 12 - Related Parties

See related disclosures in Note 2.

Prior to the TH Europe Acquisition, the Company was party to a third-party geographic license agreement for Europe and certain other countries with TH Europe, a related party. Under this agreement, the licensee paid Tommy Hilfiger Licensing, Inc., a subsidiary of THC (“THLI”), a royalty based on a percentage of the value of licensed products sold by the licensee. Subject to certain exceptions, all products sold by or through the licensee had to be purchased through Tommy Hilfiger (Eastern Hemisphere) Limited, a subsidiary of THC (“THEH”), or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA were paid a buying agency commission based on a percentage of the cost of products sourced through them. The distribution of products under this arrangement began in fiscal 1998. Results of operations include $2,129, for the three months ended June 30, 2001, of royalties and commissions under this arrangement.

The Company is party to a geographic license agreement for Japan with a related party. Subject to certain exceptions, all products sold by or through the licensee must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. Pursuant to these arrangements, royalties and commissions totaled $4,848, $3,668 and $2,616 in fiscal 2004, 2003 and 2002, respectively.

An affiliate of the Company holds an indirect 25% equity interest in Pepe Jeans SL, which serves as TH Europe’s sales and collection agent in Spain. In the fiscal years ended March 31, 2004 and 2003 and fiscal 2002, with respect to the period after the closing of the TH Europe Acquisition, commissions and fees paid by TH Europe pursuant to these arrangements totaled approximately $8,135, $4,366 and $2,946, respectively.

TH USA sold merchandise in the ordinary course of business to a retail store that is owned by a relative of a director and executive officer of the Company. There were no sales to this customer during fiscal 2004. Sales to this customer amounted to approximately $197 and $338 during the years ended March 31, 2003 and 2002, respectively.

The son-in-law of an executive officer of the Company is a partner at a law firm that has provided the Company with various legal services since 1989. Fees paid by the Company to the law firm for the fiscal years ended March 31, 2004, 2003 and 2002 for services rendered were $2,959, $2,549 and $3,742, respectively.

Note 13 - Retirement Plans

The Company maintains employee savings plans for eligible U.S. employees. The Company’s contributions to the plans are discretionary with matching contributions of up to 50% of employee contributions up to a maximum of 6% of an employee’s compensation. For the years ended March 31, 2004, 2003 and 2002, the Company made plan contributions of $1,820, $2,043 and $1,871, respectively.

The Company also operates a collective pension plan, through its European subsidiary, for employees who have been employed with TH Europe for at least one year, provided they meet certain criteria. The pension plan is a defined contribution plan and TH Europe pays 50% of the pension contribution for the employee which can range between 3% to 5% of the employee’s salary depending on the employee’s age. TH Europe contributed approximately $1,118, $259 and $101 for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

The Company maintains a supplemental executive retirement plan which provides certain members of senior management with a supplemental pension. The supplemental executive retirement plan is an unfunded plan for purposes of both the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974.

The following provides a reconciliation of the benefit obligation and funded status of the supplemental executive retirement plan:

	March 31,
	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$11,565	$7,496
Service cost	904	811
Interest cost	646	582
Benefits paid	(3)	—
Actuarial (gain) or loss	(292)	2,676

Benefit obligation at end of year	$12,820	$11,565

Reconciliation of funded status:
Funded status	$(12,820)	$(11,565)
Unrecognized actuarial (gain) or loss	1,460	1,752
Unrecognized prior service cost	1,832	2,141

Net amount recognized at year-end	$(9,528)	$(7,672)

Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liability	$(9,843)	$(8,315)
Intangible asset	315	643

Net amount recognized at year-end	$(9,528)	$(7,672)

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$12,820	$11,565
Accumulated benefit obligation	9,843	8,315
Unfunded accumulated benefit obligation	9,843	8,315

The components of net periodic benefit cost for the last three fiscal years is as follows:

	Fiscal Year Ended March 31,
	2004	2003	2002
Service cost	$904	$811	$733
Interest cost	646	583	444
Amortization of prior service cost	309	309	309
Amortization of actuarial (gain) or loss	—	—	(62)

Net periodic benefits cost	$1,859	$1,703	$1,424

Actuarial assumptions used to determine costs and benefit obligations for the supplemental executive retirement plan are as follows:

	Fiscal Year Ended March 31,
	2004	2003	2002
Discount rate	6.00%	6.25%	7.25%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%

The Company currently estimates total payments under the supplemental executive retirement plan will be $60 in fiscal 2005.

The Company maintains a voluntary deferred compensation plan which provides certain members of senior management with an opportunity to defer a portion of base salary or bonus pursuant to the terms of the plan. The voluntary deferred compensation plan is an unfunded plan for purposes of both the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974. Included in accrued expenses and other current liabilities is $640 and $604 at March 31, 2004 and 2003, respectively, related to this plan.

Note 14 – Stock-Based Plans

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

In August 1994, the shareholders of the Company approved the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan, as amended (the “Directors Option Plan”). Under the Directors Option Plan, directors who are not officers or employees of the Company are eligible to receive stock option grants. The total number of Ordinary Shares for which options may be granted under the Directors Option Plan may not exceed 400,000, subject to certain adjustments. The Directors Option Plan expires in December 2004.

In November 2003, the shareholders of the Company approved the Tommy Hilfiger Corporation 2003 Incentive Compensation Plan (the “2003 Plan”), authorizing the issuance of up to 3,500,000 Ordinary Shares. Following the expiration of the Directors Option Plan, stock options will be granted to Non-Employee Directors under the 2003 Plan. Grants previously made under the Directors Option Plan will remain outstanding in accordance with their terms.

Options granted under the Employee Stock Incentive Plans and the Directors Option Plan vest over periods ranging from 1-6 years with a maximum term of 10 years. The exercise price of all options granted under the Employee Stock Incentive Plans and the Directors Option Plan is the market price on the dates of grant.

Transactions involving the Employee Stock Incentive Plans and the Directors Option Plan are summarized as follows:

	Option Shares	Weighted Average Exercise Price Per Share
Outstanding as of March 31, 2001	8,631,040	$18.09
Granted	1,748,543	$10.70
Exercised	(861,765)	$9.21
Canceled	(1,374,745)	$19.84

Outstanding as of March 31, 2002	8,143,073	$17.10
Granted	1,653,273	$11.40
Exercised	(740,145)	$9.63
Canceled	(862,029)	$20.11

Outstanding as of March 31, 2003	8,194,172	$16.40
Granted	1,467,250	$10.11
Exercised	(727,964)	$11.24
Canceled	(1,381,486)	$18.45

Outstanding as of March 31, 2004	7,551,972	$15.33

Options exercisable at March 31, 2004, 2003 and 2002 were 4,766,395, 4,259,036 and 3,022,948, respectively, at weighted average exercise prices of $17.39, $18.44 and $19.53, respectively.

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.86 - $ 11.53	3,938,847	7.53	$9.45	2,087,007	$10.05
$11.77 - $ 22.56	1,928,745	6.22	$16.59	1,235,388	$17.88
$24.56 - $ 25.23	964,110	4.17	$25.16	799,270	$25.15
$25.88 - $ 40.06	720,270	4.23	$30.90	644,730	$30.61

	7,551,972	6.45	$15.33	4,766,395	$17.39

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for stock options granted in 2004, 2003 and 2002. The fair values of options granted were estimated at $4.08 in 2004, $4.67 in 2003 and $4.55 in 2002 on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: volatility of 59%, 65% and 66%; risk free interest rate of 2.0%, 2.7% and 4.0%; expected life of 3.0 years, 2.7 years and 3.0 years; and no future dividends.

Note 15 - Statements of Cash Flows

	Fiscal Year Ended March 31,
	2004	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$34,866	$45,613	$41,887

Income taxes	$29,063	$21,191	$7,325

The impact of exchange rate movements on cash balances was insignificant in fiscal years 2004, 2003 and 2002.

Note 16 – Special Items

Fiscal year 2004 results included net special charges related to (a) the closure of four specialty retail stores, (b) the repositioning of the U.S. Young Men’s Jeans business in March 2004, (c) the acceleration of depreciation of certain in-store shops within U.S. department stores as part of the Company’s strategy to reduce overdistribution, (d) other cost reduction initiatives and (e) the settlement of a trademark counterfeiting and infringement litigation against Goody’s Family Clothing, Inc. These net special charges, which totaled $6,776 before taxes, or $0.05 per share, included $3,482 for lease buyouts, $720 for the write-down of retail store inventory (included in cost of goods sold), $6,083 in severance provisions, $4,330 for the accelerated depreciation of in-store shops, including certain shops in the Young Men’s Jeans division, $3,161 for the impairment of stores in the Retail segment offset by an $11,000 settlement received from Goody’s Family Clothing, Inc.

In the third quarter of fiscal year 2003, the Company recorded special charges of $87,510 before taxes related to the closure of all but six of its U.S. specialty stores and the impairment of fixed assets of the six U.S. specialty stores that the Company continued to operate. The special charges consisted of $38,929 for the impairment of leasehold improvements, store fixtures and other assets of stores that were closed, $33,741 for estimated lease termination costs, $2,600 for the write down of inventory (included in cost of goods sold), $610 for other expenses, including employee costs, and $11,630 for an impairment charge to write down to fair value the fixed assets and leasehold improvements at the six stores that remained open.

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

The following table summarizes the activity in the Company’s special charge accrual:

	Lease Termination	Inventory	Other	Total
Balance March 31, 2002	$—	$—	$—	$—
Additions	33,704	2,600	1,418	37,722
Reductions	(20,344)	(962)	(1,148)	(22,454)
Reversals	(9,324)	—	—	(9,324)

Balance March 31, 2003	4,036	1,638	270	5,944
Additions	3,482	720	6,083	10,285
Reductions	(6,725)	(1,638)	(902)	(9,265)
Reversals	—	—	—	—

Balance March 31, 2004	$793	$720	$5,451	$6,964

The Company terminated and paid severance to approximately 166 employees related to the special charges recorded in the fourth quarter of fiscal 2004.

Note 17 – Condensed Consolidating Financial Information

The Notes discussed in Note 8 were issued by TH USA and are fully and unconditionally guaranteed by THC. Accordingly, condensed consolidating balance sheets as of March 31, 2004 and 2003, and the related condensed consolidating statements of operations and cash flows for each of the three years in the period ended March 31, 2004, are provided. The operations of TH

USA, excluding its subsidiaries, consist of the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries. The non-guarantor subsidiaries of TH USA consist of the Company’s U.S. retail, licensing and other wholesale divisions, as well as the Company’s Canadian operations. Such operations contributed net revenue of $1,096,374, $1,149,388 and $1,238,069 for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations as well as the Company’s European operations. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA’s and THC’s results reflect 100% of the earnings of their respective subsidiaries in each of the years presented. See Note 8 for a description of certain restrictions on the ability of subsidiaries of THC to pay dividends to THC.

Condensed Consolidating Statements of Operations

Year Ended March 31, 2004

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Net revenue	$376,607	$1,530,997	$—	$(31,807)	$1,875,797
Cost of goods sold	255,555	770,247	—	(13,646)	1,012,156

Gross profit	121,052	760,750	—	(18,161)	863,641

Depreciation and amortization	19,680	56,627	—	—	76,307
Special items	3,680	2,376	—	—	6,056
Other operating expenses	127,712	476,408	(2,233)	(18,385)	583,502

Total operating expenses	151,072	535,411	(2,233)	(18,385)	665,865

Income (loss) from operations	(30,020)	225,339	2,233	224	197,776
Interest expense	30,548	1,208	—	—	31,756
Interest income	829	2,219	529	—	3,577
Intercompany interest expense (income)	81,136	(27,414)	(53,722)	—	—
Intercompany dividend income	509,400	—	—	(509,400)	—

Income (loss) before taxes	368,525	253,764	56,484	(509,176)	169,597
Provision (benefit) for income taxes	(42,043)	79,358	5,380	(5,250)	37,445
Equity in net earnings of unconsolidated subsidiaries	105,174	—	81,048	(186,222)	—

Net income (loss)	$515,742	$174,406	$132,152	$(690,148)	$132,152

Condensed Consolidating Statements of Operations

Year Ended March 31, 2003

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Net revenue	$472,598	$1,450,581	$—	$(35,124)	$1,888,055
Cost of goods sold	323,399	751,353	—	(16,396)	1,058,356

Gross profit	149,199	699,228	—	(18,728)	829,699

Depreciation and amortization	20,687	66,486	—	—	87,173
Goodwill impairment	—	150,612	—	—	150,612
Special items	—	75,586	—	—	75,586
Other operating expenses	138,673	430,995	(5,430)	(18,734)	545,504

Total operating expenses	159,360	723,679	(5,430)	(18,734)	858,875

Income (loss) from operations	(10,161)	(24,451)	5,430	6	(29,176)
Interest expense	39,527	7,449	—	—	46,976
Interest income	1,547	2,824	2,346	—	6,717
Intercompany interest expense (income)	97,258	(23,697)	(73,561)	—	—

Income (loss) before taxes	(145,399)	(5,379)	81,337	6	(69,435)
Provision (benefit) for income taxes	(38,784)	46,048	6,880	—	14,144
Cumulative effect of change in accounting principle	—	(430,026)	—	—	(430,026)
Equity in net earnings of unconsolidated subsidiaries	(508,802)	—	(588,062)	1,096,864	—

Net income (loss)	$(615,417)	$(481,453)	$(513,605)	$1,096,870	$(513,605)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2002

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Net revenue	$552,711	$1,374,300	$—	$(50,290)	$1,876,721
Cost of goods sold	385,943	713,554	—	(26,408)	1,073,089

Gross profit	166,768	660,746	—	(23,882)	803,632

Depreciation and amortization	30,585	83,544	—	—	114,129
Other operating expenses	153,463	384,657	(6,263)	(28,083)	503,774

Total operating expenses	184,048	468,201	(6,263)	(28,083)	617,903

Income (loss) from operations	(17,280)	192,545	6,263	4,201	185,729
Interest expense	38,501	2,676	—	—	41,177
Interest income	3,724	4,606	1,732	—	10,062
Intercompany interest expense (income)	94,396	(18,158)	(76,238)	—	—

Income (loss) before taxes	(146,453)	212,633	84,233	4,201	154,614
Provision (benefit) for income taxes	(55,479)	68,376	7,172	—	20,069
Equity in net earnings of unconsolidated subsidiaries	126,297	—	57,484	(183,781)	—

Net income (loss)	$35,323	$144,257	$134,545	$(179,580)	$134,545

Condensed Consolidating Balance Sheets

March 31, 2004

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$137,523	$150,905	$126,120	$—	$414,548
Short-term investments	—	27,533	—	—	27,533
Accounts receivable	22,906	165,608	—	—	188,514
Inventories	32,637	174,846	—	(1,181)	206,302
Deferred tax assets	27,802	28,617	—	—	56,419
Other current assets	9,352	25,572	1,418	—	36,342

Total current assets	230,220	573,081	127,538	(1,181)	929,658
Property, plant and equipment, at cost, less accumulated depreciation and amortization	116,811	116,209	—	—	233,020
Intangible assets, subject to amortization	—	7,749	—	—	7,749
Intangible assets, not subject to amortization	—	634,920	—	—	634,920
Goodwill	—	238,573	—	—	238,573
Investment in subsidiaries	1,090,875	206,178	568,623	(1,865,676)	—
Other assets	4,273	5,213	—	—	9,486

Total Assets	$1,442,179	$1,781,923	$696,161	$(1,866,857)	$2,053,406

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	176	529	—	—	705
Accounts payable	6,697	26,021	—	—	32,718
Accrued expenses and other current liabilities	97,007	114,789	644	(5,250)	207,190

Total current liabilities	103,880	141,339	644	(5,250)	240,613
Intercompany payable (receivable)	481,737	49,179	(530,919)	3	—
Long-term debt	349,830	250	—	—	350,080
Deferred tax liability	(11,462)	230,874	—	—	219,412
Other liabilities	10,049	6,816	—	—	16,865
Shareholders’ equity	508,145	1,353,465	1,226,436	(1,861,610)	1,226,436

Total Liabilities and Shareholders’ Equity	$1,442,179	$1,781,923	$696,161	$(1,866,857)	$2,053,406

Condensed Consolidating Balance Sheets

March 31, 2003

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$28,493	$229,758	$162,575	$—	$420,826
Accounts receivable	13,929	171,110	—	—	185,039
Inventories	42,128	188,931	—	(1,405)	229,654
Deferred tax assets	27,854	23,976	—	—	51,830
Other current assets	10,542	16,299	1,342	—	28,183

Total current assets	122,946	630,074	163,917	(1,405)	915,532
Property, plant and equipment, at cost, less accumulated depreciation and amortization	130,136	118,154	—	—	248,290
Intangible assets, subject to amortization	—	8,744	—	—	8,744
Intangible assets, not subject to amortization	—	625,205	—	—	625,205
Goodwill	—	219,153	—	—	219,153
Investment in subsidiaries	984,909	209,290	50,643	(1,244,842)	—
Other assets	6,318	4,909	—	—	11,227

Total Assets	$1,244,309	$1,815,529	$214,560	$(1,246,247)	$2,028,151

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$19,380	$—	$—	$19,380
Current portion of long-term debt	151,249	617	—	—	151,866
Accounts payable	20,729	27,024	—	—	47,753
Accrued expenses and other current liabilities	66,525	118,912	512	(26)	185,923

Total current liabilities	238,503	165,933	512	(26)	404,922
Intercompany payable (receivable)	1,058,118	(223,922)	(829,327)	(4,869)	—
Long-term debt	349,958	322	—	—	350,280
Deferred tax liability	(5,618)	220,443	—	—	214,825
Other liabilities	8,408	6,341	—	—	14,749
Shareholders’ equity	(405,060)	1,646,412	1,043,375	(1,241,352)	1,043,375

Total Liabilities and Shareholders’ Equity	$1,244,309	$1,815,529	$214,560	$(1,246,247)	$2,028,151

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2004

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$515,742	$174,406	$132,152	$(690,148)	$132,152
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	31,266	46,174	—	—	77,440
Deferred taxes	5,792	(7,210)	—	—	(1,418)
Provision for special items - non cash	1,180	6,311	—	—	7,491
Non cash activity in investments in subsidiaries	(105,175)	—	(81,047)	186,222	—
Changes in operating assets and liabilities	(175,583)	302,999	(95,750)	(5,474)	26,192

Net cash provided by (used in) operating activities	273,222	522,680	(44,645)	(509,400)	241,857

Cash flows from investing activities
Purchases of property and equipment	(12,935)	(43,797)	—	—	(56,732)
Purchase of short-term investments	—	(27,596)	—	—	(27,596)

Net cash provided by (used in) investing activities	(12,935)	(71,393)	—	—	(84,328)

Cash flows from financing activities
Payments on long-term debt	(151,257)	(794)	—	—	(152,051)
Proceeds from the exercise of stock options	—	—	8,190	—	8,190
Repayments of short-term bank borrowings, net	—	(19,946)	—	—	(19,946)
Intercompany dividends (paid)	—	(509,400)	—	509,400	—

Net cash provided by (used in) financing activities	(151,257)	(530,140)	8,190	509,400	(163,807)

Net increase (decrease) in cash	109,030	(78,853)	(36,455)	—	(6,278)
Cash and cash equivalents, beginning of period	28,493	229,758	162,575	—	420,826

Cash and cash equivalents, end of period	$137,523	$150,905	$126,120	$—	$414,548

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2003

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(615,417)	$(481,453)	$(513,605)	$1,096,870	$(513,605)
Adjustments to reconcile net income to net cash provided by operating activities
Cumulative effect of change in accounting principle	—	430,026	—	—	430,026
Goodwill impairment	—	150,612	—	—	150,612
Depreciation and amortization	20,687	67,257	—	—	87,944
Deferred taxes	22,295	(24,332)	—	—	(2,037)
Provision for special items-non cash	—	49,978	—	—	49,978
Non cash activity in investments in subsidiaries	508,802	—	588,062	(1,096,864)	—
Changes in operating assets and liabilities	48,182	14,445	(35,434)	(6)	27,187

Net cash provided by (used in) operating activities	(15,451)	206,533	39,023	—	230,105

Cash flows from investing activities
Purchases of property and equipment	(18,249)	(53,654)	—	—	(71,903)

Net cash provided by (used in) investing activities	(18,249)	(53,654)	—	—	(71,903)

Cash flows from financing activities
Payments on long-term debt	(73,536)	(698)	—	—	(74,234)
Proceeds from the exercise of stock options	—	—	7,177	—	7,177
Repayments of short-term bank borrowings, net	—	(57,566)	—	—	(57,566)

Net cash provided by (used in) financing activities	(73,536)	(58,264)	7,177	—	(124,623)

Net increase (decrease) in cash	(107,236)	94,615	46,200		33,579
Cash and cash equivalents, beginning of period	135,729	135,143	116,375	—	387,247

Cash and cash equivalents, end of period	$28,493	$229,758	$162,575	$—	$420,826

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2002

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$35,323	$144,257	$134,545	$(179,580)	$134,545
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	30,585	86,741	—	—	117,326
Deferred taxes	(18,731)	11,960	—	—	(6,771)
Non cash activity in investments in subsidiaries	(126,297)	—	(57,484)	183,781	—
Changes in operating assets and liabilities	207,171	(25,828)	(68,942)	(4,201)	108,200

Net cash provided by (used in) operating activities	128,051	217,130	8,119	—	353,300

Cash flows from investing activities
Purchases of property and equipment	(27,244)	(69,679)	—	—	(96,923)
Acquisition of businesses, net of cash acquired	—	(205,061)	—	—	(205,061)

Net cash provided by (used in) investing activities	(27,244)	(274,740)	—	—	(301,984)

Cash flows from financing activities
Proceeds of long-term debt	144,921	—	—	—	144,921
Payments on long-term debt	(155,000)	(538)	—	—	(155,538)
Proceeds from the exercise of stock options	—	—	7,997	—	7,997
Repayments of short-term bank borrowings, net	—	20,120	—	—	20,120

Net cash provided by (used in) financing activities	(10,079)	19,582	7,997	—	17,500

Net increase (decrease) in cash	90,728	(38,028)	16,116	—	68,816
Cash and cash equivalents, beginning of period	45,001	173,171	100,259	—	318,431

Cash and cash equivalents, end of period	$135,729	$135,143	$116,375	$—	$387,247

Note 18 - Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net revenue	$367,208	$547,947	$450,592	$510,050
Gross profit	168,485	257,355	200,229	237,572
Net income	16,954	64,688	23,633	26,877
Basic earnings per share	0.19	0.71	0.26	0.30
Diluted earnings per share	0.19	0.71	0.26	0.29
2003
Net revenue	$366,330	$546,479	$477,259	$497,987
Gross profit	163,273	248,406	205,777	212,243
Income (loss) before cumulative effect of change in accounting principle	(8,732)	60,994	(22,075)	(113,766)
Net income (loss)	(438,758)	60,994	(22,075)	(113,766)
Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	(0.10)	0.67	(0.24)	(1.26)
Net income (loss)	(4.88)	0.67	(0.24)	(1.26)
Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	(0.10)	0.67	(0.24)	(1.26)
Net income (loss)	(4.88)	0.67	(0.24)	(1.26)

The quarterly financial data for the years ended March 31, 2004 and 2003 are unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, except for the items listed below, necessary to present such data fairly.

Fiscal 2004 first quarter financial data reflects the Company’s settlement of its trademark counterfeiting and infringement litigation with Goody’s Family Clothing, Inc. and received payment of $11,000 on August 1, 2003, in connection with the settlement. The Company’s recorded this settlement as a special item, which reduced selling, general and administrative expenses during the first quarter of fiscal 2004. In addition, during the first quarter of fiscal 2004, the Company reevaluated the level of price adjustments it previously provided for its retailers and reduced its estimated accrual for such price adjustments, increasing income before taxes by approximately $9,000.

Fiscal 2004 third quarter financial data reflects a special charge of $3,161, before taxes, primarily to reduce to fair value fixed assets at five of the Company’s retail stores.

Fiscal 2004 fourth quarter financial data reflects special charges which totaled $14,615 before taxes, or $0.11 per share, included $3,482 for lease buyouts, $720 for the write-down of retail store inventory (included in cost of goods sold), $6,083 in severance provisions and $4,330 for the accelerated depreciation of certain in-store shops.

Fiscal 2003 first quarter financial data reflects a non-cash charge of $430,026 or $4.78 per diluted share which resulted from the adoption of SFAS 142. This charge was recorded as a cumulative effect of change in accounting principle. In conjunction with adopting SFAS 142, the

Company also recorded a one-time, non-cash, deferred tax charge of $11,358, or $0.13 per diluted share, in the first quarter of fiscal year 2003.

Fiscal 2003 third quarter financial data reflects special charges of $87,510 before taxes or $0.62 per diluted share.

Fiscal 2003 fourth quarter data reflects the reversal of special charges of $9,324 before taxes, or $0.07 per share after taxes, and the goodwill impairment of $150,612, or $1.67 per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Sections 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Sections 240.13a-15(d) or 240.15d-15(d) of the Exchange Act, that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

Name	Age	Present Position
Thomas J. Hilfiger	53	Honorary Chairman of the Board, Principal Designer and Director
Joel J. Horowitz	53	Executive Chairman of the Board and Director
David F. Dyer	55	Chief Executive Officer, President and Director
Mario L. Baeza	53	Director
Jerri L. DeVard	45	Director
Clinton V. Silver	74	Director
Robert T.T. Sze	63	Director
David Tang	49	Director
Joel H. Newman	62	Executive Vice President-Finance and Operations
Arthur Bargonetti	70	Senior Vice President-Operations
Joseph Scirocco	47	Chief Financial Officer, Senior Vice President and Treasurer
James P. Reilly	40	Vice President and Corporate Controller

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

Joel J. Horowitz is Executive Chairman of the Board of the Company. Mr. Horowitz has served as Executive Chairman of the Board since February 2003. Mr. Horowitz served as Chief Executive Officer of the Company from 1994 until August 2003 and as President from 1995 until August 2003. From 1989 to 1994, Mr. Horowitz served as President and Chief Operating Officer of the Company and its predecessors. Mr. Horowitz has been a Director of the Company since 1992.

David F. Dyer has served as the Company’s Chief Executive Officer, President and Director since August 2003. From June 2002 until August 2003, Mr. Dyer served as Executive Vice President and General Manager of the Customer Direct business of Sears, Roebuck & Co., a broadline retailer. From 1998 until June 2002 (when Sears, Roebuck & Co. acquired Lands’ End Inc.), Mr. Dyer served as President and Chief Executive Officer of Lands’ End Inc., an apparel company. Mr. Dyer began his career with Burdines, a division of Federated Department Stores, Inc. and held various merchandising and marketing posts during his 17 years there. He later served as President and Chief Operating Officer of Home Shopping Network and was Acting President of J. Crew Catalog, as a consultant for Texas Pacific Group, from 1997 to 1998. Mr. Dyer is also a Director of ADVO, Inc., a direct mail marketing services company listed on the New York Stock Exchange and a member of the Advisory Board for the University of Arizona Eller College of Business.

Mario L. Baeza has been a Director of the Company since February 2004. Mr. Baeza is the founder and controlling shareholder of Baeza & Co. as well as Chairman of TCW/Latin America

Partners, L.L.C. Baeza & Co. was formed in 1995 to create the first U.S. Hispanic-owned merchant banking firm focusing on the Pan-Hispanic region. In 1996, Baeza & Co. entered into a partnership with Trust Company of the West for the purpose of forming TCW/Latin America Partners, L.L.C. (“TCW/LAP”). Mr. Baeza served as Chairman and CEO of TCW/LAP from its inception in 1996. In 2003, Mr. Baeza relinquished day-to-day operating control of TCW/LAP in order to form The Baeza Group. The Baeza Group, controlled by Baeza & Co., is a Hispanic-owned alternative investment firm specializing in the management and distribution of private equity and hedge fund products. Prior to forming TCW/Latin America Partners in 1996, Mr. Baeza served as President of Wasserstein Perella International Limited and Chairman and CEO of Grupo Wasserstein Perella, the Latin American Division of the firm; and until 1994, was a partner at the law firm of Debevoise & Plimpton where, among other practices, he founded and headed the firm’s Latin America Group. Mr. Baeza is a director of Air Products and Chemicals, Inc., Ariel Mutual Fund Group, AusAm Biotechnologies, Inc. and Urban America LLC.

Jerri DeVard has been a Director of the Company since February 2004. Since January 2003, Ms. DeVard has served as the Senior Vice President of Brand Management and Marketing Communications for Verizon Communications (“Verizon”), a telecommunications company. Prior to joining Verizon, from March 1998 to December 2002, Ms. DeVard held several executive positions in marketing and business development at Citigroup, a financial services firm, with the most recent position being that of the Chief Marketing Officer, where she was responsible for the overall marketing, sales and integration of Citigroup’s e-commerce division as well as development and execution of the advertising and marketing for the AOL and Microsoft Partnerships. Ms. DeVard began her career with the Pillsbury Company where she spent ten years marketing a portfolio of brands before moving on to work for the NFL/Minnesota Vikings Football Club, Harrah’s Entertainment and Revlon.

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

Terms of Directors

The Company’s Board of Directors currently consists of eight members and is divided into three classes with staggered three-year terms. At each Annual Meeting of Shareholders, the successors of the class of directors whose terms expire at such meeting are elected for three-year terms. The terms of Messrs. Baeza, Horowitz and Tang expire in 2004; the term of Ms. DeVard, and Messrs. Hilfiger, and Sze expire in 2005; and the term of Messrs. Dyer and Silver expire in 2006.

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

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company’s Reporting Persons during and with respect to the fiscal year ended March 31, 2004 have been complied with on a timely basis.

Committees of the Board of Directors

The Company’s Board of Directors maintains three standing committees: the Audit Committee, the Compensation Committee and the Nominating & Governance Committee (the “Standing Committees”). All three committees are composed entirely of independent directors. Each Committee operates under a written charter adopted by the Board of Directors. Each committee charter is available on our website, www.tommy.com (under the “Corporate Governance” caption).

The Audit Committee has been established in accordance with Section 3(a)(58)A of the Securities Exchange Act of 1934, as amended. The Audit Committee reviews the Company’s financial reporting process on behalf of the Board of Directors, recommends to the Board of Directors an accounting firm to serve as the Company’s independent auditors, approves services provided to the Company by the Company’s independent auditors and reviews transactions among the Company and its affiliates. The Audit Committee consists of Mr. Sze, who is the Chairman, Mr. Baeza and Mr. Silver, each of whom meets the standards for independence for audit committee members under SEC rules and New York Stock Exchange listing standards. Each Audit Committee member is financially literate, as required of audit committee members by the New York Stock Exchange. The Board of Directors has determined that Mr. Sze is an audit committee financial expert (as defined by SEC rules) and is independent (as defined by SEC rules).

The Compensation Committee is responsible for supervising the Company’s compensation policies, administering the employee stock incentive plans, reviewing officers’ salaries and bonuses, approving significant changes in employee benefits and recommending to the Board of Directors such other forms of remuneration as it deems appropriate. The Compensation Committee consists of Mr. Tang, who is the Chairman, Ms. DeVard and Mr. Sze.

The Nominating & Governance Committee is responsible for (i) assisting the Board of Directors by identifying individuals qualified to become Board members, consistent with the criteria approved by the Board, and to select or recommend that the Board select, the director nominees for the next annual meeting of shareholders; (ii) to recommend to the Board the corporate governance guidelines applicable to the Company; (iii) to lead the Board in its annual review of the Board and management’s performance; and (iv) to recommend to the Board director nominees for each committee. The Nominating & Governance Committee consists of Mr. Silver, who is the Chairman, Mr. Sze and Mr. Tang.

In April 2003, a Special Committee of Independent Directors, consisting of Mr. Silver, who was the Chairman of the Committee, Mr. Sze and Mr. Tang (the “Special Committee”), was formed to review, consider and negotiate potential transactions involving the Company. The Special Committee completed its obligations in May 2003.

Identifying and Evaluating Nominees for Director

The Company’s Nominating & Governance Committee is responsible for reviewing the qualifications and independence of the members of the Board and its various committees on a periodic basis as well as the composition of the Board as a whole. This assessment will include members’ qualification as independent, as well as consideration of diversity, age, skills, and experience in the context of the needs of the Board. Nominees for directorship will be recommended to the Board by the Nominating & Governance Committee in accordance with the policies and principles in its charter. The invitation to join the Board is extended by the Board itself, by the Chairman of the Nominating & Governance Committee and the Chairman of the Board.

When the Nominating & Governance Committee or another Board member identifies the need to add a new Board member with specific qualifications or to fill a vacancy on the Board, the Nominating & Governance Committee initiates a search and seeks input from Board members, as well as other advisors, and may hire a search firm, if necessary, to assist in the search process.

In evaluating candidates, regardless of how recommended, the Nominating & Governance Committee considers, among other things, the following criteria: (i) whether the candidate is prepared and qualified to represent the best interests of the Company’s shareholders; (ii) whether the candidate’s skills and experiences would benefit the Board in rendering its service to the Company; (iii) whether the candidate’s personal and professional values and ethics are consistent with those of the Company; and (iv) whether the candidate is committed to spending the necessary time and effort in fulfilling his or her Board related duties. The Nominating & Governance Committee does not intend to change the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a shareholder or not.

The Nominating & Governance Committee keeps the full Board informally informed of the search process and may have the candidate interview with the full Board. Once the Nominating & Governance Committee considers and approves the final candidate, it then recommends such nominee to the full Board for its approval.

These guidelines were implemented in June 2004. No new directors were nominated after these new guidelines were implemented.

Shareholder Nominees

As provided in the Company’s Nominating & Governance Committee Charter, the Company will consider director candidates recommended by shareholders. Shareholders who wish to make such a recommendation should send the recommendation to Tommy Hilfiger Corporation, Attention: Secretary, 9/F Novel Industrial Building 850-870 Lai Chi Kok Road, Cheung Sha Wan, Kowloon, Hong Kong; with a copy to Tommy Hilfiger U.S.A, Inc., Attention: Vice President of Corporate Affairs, 25 W. 39th Street, New York, NY 10018. The envelope must contain a clear notation that the enclosed letter is a “Director Nominee Recommendation.” The letter must identify the author as a shareholder, provide a brief summary of the candidate’s qualifications and history and must be accompanied by evidence of the sender’s stock ownership. Any director recommendations will be reviewed by the Company’s Secretary and forwarded to the Chairman of the Nominating & Governance Committee for further review and evaluation. If the Chairman of the Nominating & Governance Committee believes that the candidate fits the criteria of a director described above, the recommendation will be shared with the entire Board.

Communications with the Board or the Presiding Director

The independent directors have selected Clinton Silver as Presiding Director. Among other things, the Presiding Director chairs executive sessions of non-management directors, held at least three times a year. You can contact our Board of Directors, our non-management directors as a group, our Presiding Director or any other director by writing to the Board, our non-management directors as a group, or such director c/o Secretary, Tommy Hilfiger Corporation, 9/F, Novel Industrial Building, 850-870 Lai Chi Kok Road, Cheung Sha Wan, Kowloon, Hong Kong. The Secretary will promptly forward any communication unaltered to the Board, non-management directors as a group or such director.

Corporate Governance Guidelines

The Board of Directors has adopted corporate governance principles to provide guidelines for the Board to ensure effective corporate governance. The Company’s Corporate Governance Guidelines are available at our website, www.tommy.com (under the “Company Info” caption followed by the “Corporate Governance” caption).

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics and a Code of Ethics for the CEO and Senior Financial Officers that applies to its principal executive officer, its principal financial officer, principal accounting officer or controller and other persons performing similar functions. Both codes are posted on the Company’s website, www.tommy.com, (under the “Company Info” caption, followed by the “Corporate Governance” caption) and are also available in print to any shareholder who requests it by written request addressed to the Company’s Secretary: c/o Tommy Hilfiger Corporation, 9/F, Novel Industrial Building, 850-870 Lai Chi Kok Road, Cheung Sha Wan, Kowloon, Hong Kong. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for CEO and Senior Financial Officers by posting such information on our website.

Director Compensation

Directors who are officers or employees of the Company or any of its subsidiaries receive no additional compensation for their service on the Board of Directors and its Committees. All Non-Employee Directors receive the following retainers: $40,000 per annum for members of the Board of Directors; $5,000 per annum for members of standing committees; and $3,000 per annum for Chairmen of standing committees. The Non-Employee Directors also receive $2,000 for attendance at each meeting of the Board of Directors or a committee. In addition, the Non-Employee Directors participate in the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan and the Tommy Hilfiger Corporation 2003 Incentive Compensation Plan. See “Stock-Based Plans.” For their services on the Special Committee, Mr. Silver received a supplemental fee of $25,000 and Messrs. Sze and Tang each received supplemental fees of $10,000.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid and accrued by the Company and its subsidiaries for the fiscal years ended March 31, 2004, 2003 and 2002 to the Company’s chief executive officer during such periods and the four other most highly compensated executive officers (the “Named Executive Officers”).

For the fiscal year ended March 31, 2003, Mr. Horowitz served as the Company’s Chief Executive Officer and President and continued to hold such positions until August 2003. In August 2003, Mr. Dyer became Chief Executive Officer and President of the Company.

	Annual Compensation							Long-Term Compensation
								Awards
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Other Annual Compensation		Securities Underlying Stock Options (#)	All Other Compensation ($)
Joel J. Horowitz	2004	676,595		8,209,000	(1)	—		—	6,150	(2)
Executive Chairman of the Board, and former Chief Executive Officer and President	2003	662,678		7,645,000	(1)	—		—	6,000	(2)
	2002	662,678		10,053,000	(1)	—		—	5,500	(2)

Thomas J. Hilfiger	2004	18,344,000	(3)	—		—		—	6,150	(2)
Honorary Chairman of the Board and Principal Designer	2003	20,563,000	(3)	—		—		—	6,000	(2)
	2002	22,360,000	(3)	—		—		—	5,500	(2)

David F. Dyer	2004	833,333	(4)	2,500,000	(5)	164,385	(6)	500,000	206,082	(7)
Chief Executive Officer and President

Joel H. Newman	2004	950,000		950,000		—		—	16,150	(8)
Executive Vice President — Finance and Operations	2003	850,000		567,000		—		50,000	16,400	(8)
	2002	750,000		600,000		—		—	15,100	(8)

Arthur Bargonetti	2004	625,200		625,200		—		—	6,150	(2)
Senior Vice President — Operations	2003	600,000		200,000		—		—	5,500	(2)
	2002	600,000		300,000		—		—	5,475	(2)

Joseph Scirocco	2004	446,600		453,200		—		—	6,099	(2)
Chief Financial Officer	2003	420,000		75,000		—		75,000	5,800	(2)
Senior Vice President and Treasurer	2002	400,000		152,000		—		—	5,213	(2)

(1)	Pursuant to an incentive plan approved by shareholders of the Company, Mr. Horowitz receives an annual bonus equal to 5% of the Company’s operating earnings (as defined below). “See Certain Employment Agreements.”

(2)	Amount represents employer matching contribution under the Tommy Hilfiger U.S.A. 401(k) Profit Sharing Plan (the “401(k) Plan”).

(3)	Pursuant to an employment agreement entered into prior to the Company’s initial public offering, Mr. Hilfiger receives annual salary payments equal to $900,000 plus 1.5% of the net sales (as defined in the agreement) of TH USA and its subsidiaries over $48,333,333. See “Certain Employment Agreements.”

(4)	For the fiscal year ended March 31, 2004, Mr. Dyer’s annual base salary was $1,250,000. The amount listed represents the payment of Mr. Dyer’s base salary from the commencement of his employment until the end of the Company’s fiscal year.

(5)	Amount includes a bonus of $1,000,000 paid to Mr. Dyer upon commencement of his employment.

(6)	Amount represents imputed income in the amount of $164,385 for personal travel of Mr. Dyer on private aircraft based on the Company’s aggregate incremental cost.

(7)	Amount includes (i) payment of relocation related expenses in the amount of $49,549 in connection with Mr. Dyer’s employment with the Company; and (ii) payment of legal fees in the amount of $154,075 in connection with the preparation of Mr. Dyer’s employment agreement.

(8)	Amount represents employer matching contribution under the 401(k) Plan plus reimbursement for supplemental term life insurance premium payments of $10,000.

Stock Option Grants

The following table sets forth information regarding grants of stock options during fiscal year 2004 to the Named Executive Officers.

Stock Option Grants In Last Fiscal Year

	Individual Grants					Grant Date Value
Name	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Year	Exercise Price $/Share	Expiration Date	Grant Date Present Value ($)
Thomas J. Hilfiger	—		—	—	—	—
Joel J. Horowitz	—		—	—	—	—
David F. Dyer	500,000	(1)	34.1	$10.17	8/3/13	2,144,550	(2)
Joel H. Newman	—		—	—	—	—
Arthur Bargonetti	—		—	—	—	—
Joe Scirocco	—		—	—	—	—

(1)	The stock options granted to Mr. Dyer on August 3, 2003, were non-qualified options granted pursuant to the Tommy Hilfiger Corporation 2001 Stock Incentive Plan. Such options become exercisable at a rate of 33 and 1/3% on each anniversary of the grant date.

(2)	The fair value of these options on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions: volatility of 59%; risk –free interest rate of 2.4%, expected life of 3 years; and no future dividends. The dollar amount in this column is not intended to forecast potential future appreciation, if any, of the Company’s Ordinary Shares.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information regarding stock option exercises during the fiscal year ended March 31, 2004 by the Named Executive Officers, and the values of such officer’s unexercised options as of March 31, 2004.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Stock Options at Fiscal Year-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Stock Options at Fiscal Year-End ($) Exercisable/Unexercisable
Thomas J. Hilfiger	—	—	—	—
Joel J. Horowitz	—	—	—	—
David F. Dyer	—	—	0 / 500,000	0 / $3,415,000
Joel H. Newman	—	—	507,500 / 37,500	$933,656 / $93,938
Arthur Bargonetti	—	—	286,666 / 0	$813,535 / 0
Joe Scirocco	—	—	168,750 / 56,250	$406,594 /$399,469

Supplemental Executive Retirement Plan

The Company maintains the Tommy Hilfiger U.S.A., Inc. Supplemental Executive Retirement Plan (the “SERP”), a nonqualified unfunded plan, to provide retirement benefits to senior executives designated by the Chief Executive Officer of TH USA. As of March 31, 2004, Messrs. Newman, Bargonetti and Scirocco were the Named Executive Officers participating in the SERP.

Pension Plan Table. The following table shows the estimated hypothetical annual benefit payable under the SERP to participants retiring at age 65 based on the specified final average compensation and years of service.

Final Average Base Salary	Years of Service
	15	20	25	30	35
$ 250,000	$75,000	$100,000	$125,000	$125,000	$125,000
300,000	90,000	120,000	150,000	150,000	150,000
350,000	105,000	140,000	175,000	175,000	175,000
400,000	120,000	160,000	200,000	200,000	200,000
450,000	135,000	180,000	225,000	225,000	225,000
500,000	150,000	200,000	250,000	250,000	250,000
750,000	225,000	300,000	375,000	375,000	375,000
1,000,000	300,000	400,000	500,000	500,000	500,000
1,250,000	375,000	500,000	625,000	625,000	625,000

The benefit payable under the SERP is a lifetime annuity equal to 2% of the participant’s average base salary for the last three full calendar years of employment multiplied by the participant’s years of service (up to a maximum of 25 years). Payments to vested participants commence after termination of employment and upon the earlier of (i) the attainment of age 65 or (ii) the request of the participant at any time after the attainment of age 55 (in which case the annual amount is reduced by 5% per year for each year it is paid before the participant’s attainment of age 65). Participants become vested under the SERP upon the earliest of (a) the completion of 10 years of service, (b) the attainment of age 40 and completion of five years of service or (c) the attainment of age 65; provided, however, that TH USA may from time to time in its sole discretion determine that participants become vested at such earlier time as TH USA by action of the Board of Directors so determines; provided that a participant who is terminated for “cause” (as defined in the SERP) will forfeit all rights to the SERP benefit (whether or not vested). Payments under the SERP are subject to any applicable Social Security or other taxes required to be withheld by law.

For purposes of the SERP, the amount specified in the Annual Compensation portion of the Summary Compensation Table under the heading “Salary” would constitute “base salary.” As of March 31, 2004, Messrs. Newman, Bargonetti and Scirocco have completed 11, nine and six years of service, respectively, and were vested under the SERP. Mr. Dyer is scheduled to become vested under the SERP in August 2006 (following three years of service to TH USA).

Certain Employment Agreements

The Company (including its subsidiaries) had employment agreements with Messrs. Hilfiger, Horowitz, Dyer, Newman, and Bargonetti and a non-competition and confidentiality agreement with Mr. Scirocco during fiscal year 2004.

Thomas J. Hilfiger

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

Joel J. Horowitz

On April 1, 2004, the Company and TH USA entered into an employment agreement with Mr. Horowitz. Under this agreement, Mr. Horowitz serves as the Executive Chairman of the Company and TH USA for a term ending March 31, 2005. Mr. Horowitz’s agreement provides for him to receive a base salary of $1,000,000 per year for the fiscal year ending March 31, 2005. He is also eligible for an annual cash bonus based upon achieving specified revenue and net income goals, with a target bonus of 100% of his base salary and a maximum bonus of 200% of his base salary. Under this agreement, Mr. Horowitz is not entitled to receive any stock options, restricted stock or other long term incentive compensation. If the Company terminated Mr. Horowitz’s employment without cause or he resigned for good reason, he would be entitled to a lump sum payment of his base salary through the term of the agreement, plus any payment of his bonus for the fiscal year ending March 31, 2005 based on actual performance for the year. Mr. Horowitz has agreed in his employment agreement to abide by covenants regarding Company ownership of his work product, confidentiality of Company information, non-competition, and non-solicitation of Company employees, and to cooperate with the Company and its affiliates after termination of his employment in litigations and governmental investigations.

Prior to entering into his current employment agreement with the Company and TH USA, Mr. Horowitz had an employment agreement which originally provided for his employment as Chief Executive Officer of TH USA until March 31, 2004, and which was revised upon the appointment of Mr. Dyer in August 2003 to provide for Mr. Horowitz’s employment as Executive Chairman of the Company and TH USA. The agreement provided for an annual base salary, which in fiscal year 2004 was $676,595, with increases from the prior year by the average percentage increase for all employees of TH USA.

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

On August 6, 1998, the Company’s Compensation Committee approved and the Board of Directors adopted, and on November 2, 1998, the shareholders approved, the renewal of the Tommy Hilfiger U.S.A., Inc. Supplemental Executive Incentive Compensation Plan (the “SEIC Plan”), which was scheduled to terminate on April 1, 1999, for each of the five fiscal years in the period ending March 31, 2004. The purpose of the SEIC Plan was to provide a significant and flexible economic opportunity to Mr. Horowitz, in an effort to reward his contribution to the Company and its subsidiaries. The SEIC Plan was administered by the Company’s Compensation Committee and provided for a cash award to Mr. Horowitz equal to 5% of the Company’s consolidated earnings before depreciation, interest on financing of fixed assets, non-operating expenses and taxes (“operating earnings”). Awards under the plan were calculated and paid quarterly based on 3.75% of operating earnings for the first three fiscal quarters, with the remaining amount of the bonus (based on the 5% rate) paid at the end of the fiscal year. The amount of the award was reduced by the amount of any other bonuses paid or payable under any employment or bonus agreement between the Company or TH USA and Mr. Horowitz. The SEIC Plan did not contain any cap on the maximum amount of the bonus payable thereunder. The SEIC Plan bonus payable to Mr. Horowitz in respect of fiscal year 2004 was $8,029,000. While the Company believes that compensation payable pursuant to the SEIC Plan will be deductible for federal income tax purposes pursuant to Section 162(m), there can be no assurance in this regard. The SEIC Plan expired on March 31, 2004.

The employment agreement with Mr. Hilfiger, and Mr. Horowitz’s prior employment agreement, also provide that such executives are eligible to receive additional annual bonuses at the discretion of TH USA’s Board of Directors or Compensation Committee. If, however, compensation is awarded based on an arrangement that does not satisfy the requirements of Section 162(m), the Company would not be allowed to deduct for tax purposes any payments in excess of the $1,000,000 limitation. No discretionary bonuses were paid to these executives with respect to the Company’s last three fiscal years.

On June 29, 2001, the Company and Tommy Hilfiger (Eastern Hemisphere) Limited, a subsidiary of the Company (“THEH”) entered into a stock purchase agreement (the “Stock Purchase Agreement”) with TH Europe Holdings Limited, a subsidiary of AIHL (“TH Europe Holdings”), pursuant to which THEH agreed to acquire from TH Europe Holdings all of the issued and outstanding shares of capital stock of TH International N.V. (“THNV”), the owner of Tommy Hilfiger Europe B.V. (“TH Europe”), the Company’s European licensee, for a cash purchase price of $200,000,000 plus acquisition related costs of $6,789,000 and assumed debt of $42,629,000. Also on June 29, 2001, AIHL executed a guarantee of the performance by TH Europe Holdings of its obligations under the Stock Purchase Agreement. The TH Europe Acquisition was completed on July 5, 2001.

Messrs. Hilfiger and Horowitz have agreed to waive any additional compensation attributable to the net sales and operating earnings of the Company’s acquired European licensee to which they might otherwise be contractually entitled under their existing (and in Mr. Horowitz’s case, his prior) employment arrangements.

David F. Dyer

On August 3, 2003, the Company and TH USA entered into an employment agreement with Mr. Dyer for him to serve as Chief Executive Officer and President of the Company and TH USA for an initial term ending March 31, 2007. Mr. Dyer’s agreement provides for him to receive a base salary of at least $1,250,000 per year, with annual increases at least equal to the average annual base salary increases provided TH USA’s corporate employees generally in the annual review process. He is also eligible for an annual cash bonus based upon achieving specified revenue and net income goals, with a target bonus of 100% of his base salary and a maximum bonus of 200% of his base salary, subject to a guaranteed minimum bonus of $250,000 for the current fiscal year only. He also received a cash signing bonus of $1,000,000, which is required to be repaid, on a pro-rata, net-after-tax basis, if the Company terminates his employment for cause or he resigns without good reason before August 3, 2004.

Mr. Dyer was granted an option to purchase 500,000 ordinary shares under the Tommy Hilfiger Corporation 2001 Stock Incentive Plan on the effective date of his agreement. The Company has also agreed to make additional 500,000 share option grants on April 1, 2004 and April 1, 2005 (subject to adjustment in the event of any stock splits or other changes in capitalization or corporate transactions). Mr. Dyer’s option grants will vest in three equal annual installments. However, upon a change of control of the Company, the options will vest on an accelerated basis and will remain exercisable for their full remaining terms notwithstanding any subsequent termination of his employment other than for cause.

If the Company terminated Mr. Dyer’s employment without cause or he resigns for good reason, he would be entitled to be paid cash severance equal to his annual base salary plus his target annual bonus, times a multiplier that varies depending on the circumstances, as explained below. He would also be paid a pro-rata annual bonus for the fiscal year of termination, based on actual performance for the year. If a termination of employment were to occur in anticipation of, or within the period of 24 months following, a change of control, he would receive a lump sum severance payment with a multiplier of three. In all other cases, the multiplier would be two, and the cash severance would be paid as salary continuation over 24 months. In addition, if Mr. Dyer resigned voluntarily without good reason during the 30-day period beginning on the first anniversary of a change of control, he would be entitled to a lump sum severance benefit, with a multiplier of one. The employment agreement provides that Mr. Dyer will be reimbursed for legal fees incurred in connection with entering into his employment agreement and for any federal excise taxes imposed on payments that are contingent on a change of control.

Mr. Dyer has agreed in his employment agreement to abide by covenants regarding Company ownership of his work product, confidentiality of Company information, non-competition, and non-solicitation of Company employees, and to cooperate with the Company and its affiliates after termination of his employment in litigations and governmental investigations.

Joel H. Newman

The employment agreement, as amended, with Mr. Newman, the Company’s Executive Vice President—Finance and Operations, provides for his employment with TH USA until March 31, 2005, provided, however, that Mr. Newman has the right to terminate his employment voluntarily before March 31, 2005 on at least 60 days’ advance notice to TH USA provided that the date of termination is after November 30, 2004 (an “Elective Termination”). The agreement provides for an annual base salary of $950,000 in fiscal year 2004 and fiscal year 2005. Under the agreement, Mr. Newman is entitled to receive a minimum bonus of $634,000 in fiscal year 2004 and fiscal year 2005; provided that if the Company achieves or exceeds its annual budget for a specified fiscal year, the minimum bonus will be 100% of the base salary for such year.

If Mr. Newman’s employment is terminated by the Company without “cause” (as defined in the agreement) or by Mr. Newman with “good reason” (as defined in the agreement), or when the agreement terminates on March 31, 2005, Mr. Newman will generally, subject to certain conditions, be entitled to receive (i) base salary continuation until the end of the then current term plus one year (subject to mitigation from compensation and benefits received from other employment (the “Mitigation”)), (ii) any unpaid bonus for a fiscal year that ended on or before the date of termination, (iii) for a termination occurring on March 31, 2005, his full bonus for the fiscal year ended March 31, 2005, and (iv) for a termination occurring after March 31, 2004, but before March 31, 2005, a pro-rated annual bonus for the fiscal year in which the termination occurs. If Mr. Newman elects to terminate his employment before March 31, 2005 on 60 days notice, he will be entitled to receive any unpaid bonus for a fiscal year that has ended and, subject to certain conditions, base salary continuation for the one-year period beginning on the date of termination, plus a pro-rated portion of his annual bonus (if any) that otherwise would have been payable to Mr. Newman in respect of the fiscal year in which the date of termination occurs.

In addition, if Mr. Newman’s employment is terminated during calendar year 2004 by the Company without cause or by Mr. Newman with good reason or if there is an Elective Termination, he will receive a full year’s credited service for 2004 under the SERP. Finally, if Mr. Newman’s employment is terminated by the Company without cause or by Mr. Newman with good reason within two years after a change of control, his salary continuation payments will not be subject to the Mitigation.

Mr. Newman has agreed in his employment agreement to abide by covenants regarding confidentiality of Company information, non-competition, and non-solicitation of Company employees.

Arthur Bargonetti

The employment agreement, as amended, with Mr. Bargonetti, the Company’s Senior Vice President—Operations, provides for his employment with TH USA until September 30, 2004.

The agreement provides for an annual base salary of $625,200 in fiscal year 2005. Under the agreement, Mr. Bargonetti is entitled to a minimum bonus of 33% of his annual base salary in each fiscal year and is eligible to receive a bonus of up to 100% of his annual base salary in the event the Company achieves or exceeds certain performance targets in each fiscal year. For the fiscal year ended March 31, 2005, Mr. Bargonetti will receive a pro-rata portion of his guaranteed minimum bonus. Upon execution of the agreement, the exercisability of 66,667 and 40,000 stock options previously granted to Mr. Bargonetti were accelerated to July 31, 2001 and June 30, 2003, respectively. Under his employment agreement, Mr. Bargonetti is required to travel to the Company’s offices in the Netherlands and the Company has agreed to provide one first class airplane ticket between New York and Amsterdam for his spouse.

If Mr. Bargonetti’s employment is terminated by the Company without “cause” (as defined in the agreement) or due to long-term disability or by Mr. Bargonetti for “good reason” (as defined in the agreement), or at the end of the term of the agreement, Mr. Bargonetti will, subject to certain conditions, be entitled to receive (i) base salary continuation until the greater of the end of September 30, 2004, or the one year period commencing with the termination date (subject to mitigation from compensation and benefits received from other employment or Company-sponsored long-term disability payments); and (ii) reimbursement of COBRA payments (to the extent he elects to COBRA coverage) for a maximum of 18 months from the date Mr. Bargonetti’s employment agreement ends, provided, however, that such reimbursement shall end upon Mr. Bargonetti becoming eligible for insurance coverage offered by another employer. As described in the previous sentence, at the end of the term of Mr. Bargonetti’s employment agreement, Mr. Bargonetti will be eligible to receive severance in the amount of one year’s base salary, 50% of which will be paid on October 15, 2004 and 50% will be paid on January 31, 2005. In addition, in the event Mr. Bargonetti’s is terminated without “cause” or by Mr. Bargonetti for “good reason,” then for 12 months following the termination date, Mr. Bargonetti will be eligible to exercise all stock options which have vested prior to the termination.

Mr. Bargonetti has agreed in his employment agreement to abide by covenants regarding confidentiality of Company information, non-competition and non-solicitation of Company employees.

Joseph Scirocco

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

Performance Awards

As described above, the Company is subject to Section 162(m), under which public companies are not permitted to deduct for federal income tax purposes annual compensation paid to certain executive officers in excess of $1,000,000 per executive, unless such excess is paid pursuant to an arrangement based upon performance and approved by shareholders and provided that the other requirements set forth in Section 162 (m) and related regulations are met.

On September 16, 2003, the Company’s Compensation Committee approved and the Board of Directors adopted, and on November 3, 2003, the shareholders of the Company approved, the Tommy Hilfiger Corporation 2003 Incentive Compensation Plan (the “2003 Plan”). The purpose of the 2003 Plan is to enable the Company and its subsidiaries to continue to attract, retain and motivate officers, employees and non-employee directors by providing incentives directly linked to the profitability of the Company’s businesses and increases in shareholder value by providing the Company with the ability to grant stock options and stock appreciation rights to employees, to pay performance-based annual bonuses to employees, and to make automatic grants of stock options to non-employee directors.

As explained above, Mr. Dyer’s employment agreement provides for annual bonuses. The annual bonuses for the fiscal year ended March 31, 2005 and subsequent fiscal years will be payable under the 2003 Plan. Generally, under Mr. Dyer’s employment agreement, his annual bonus is payable only if minimum goals for net revenue and income before taxes of the Company and its consolidated subsidiaries for the fiscal year as compared to the budgeted amount approved by the Company’s Board of Directors are met. Assuming that the applicable minimum goals for a fiscal year are met, the annual bonus will equal a percentage of Mr. Dyer’s base salary for the year, ranging between 25% and 200%, based upon the achievement of income before taxes and, for the fiscal years ended March 31, 2004, and March 31, 2005, only, the achievement of net revenue, in each case as compared to the budgeted amount.

Each bonus under the 2003 Plan other than those provided for under Mr. Dyer’s employment agreement, as described above, will be conditioned upon the attainment of pre-established performance goals measured over a performance period designated by the Company’s Compensation Committee. A performance period may be one or more periods of time over which the attainment of one or more performance goals will be measured for the purposes of determining a participant’s right to payment in respect of a bonus under the 2003 Plan. The performance goals applicable to a performance period must be established in writing by the Compensation Committee no later than the earlier of (i) 90 days after the start of the performance period or (ii) the date upon which 25% of the performance period has elapsed. The performance goals will be determined by reference to one or more of the following performance measures, as selected by the Compensation Committee and as applicable to the Company or any of its subsidiaries, or any of their respective divisions or business units: net revenues; gross profit; income before interest, taxes, depreciation and amortization; income from operations; income before taxes; net income; basic or diluted earnings per share; reduction of debt or similar obligations; unit volume; change in working capital; Company stock price; return on capital; and return on investment; each as determined in accordance with generally accepted accounting principles as consistently applied by the Company, and if so determined by the Compensation Committee, adjusted to omit the effects of extraordinary items of gain or loss on the disposal of a business segment, unusual or infrequently occurring events and transactions and cumulative effects of changes in accounting principles; provided that such an adjustment may only be made if the Compensation Committee has so provided before the end of the period described above for establishing performance goals, and then only to the extent permitted under Section 162(m) of the Internal Revenue Code. Performance measures may vary from performance period to performance period and from participant to participant.

Generally, a participant may receive a bonus only to the extent that the Compensation Committee certifies that the applicable performance goals have been achieved. The Compensation Committee has the discretion to reduce or eliminate, but cannot increase, any amounts otherwise payable in respect of bonuses under the 2003 Plan. In addition, in order to receive a bonus, a participant will be required to remain employed by the Company or one of its subsidiaries on the date of payment, unless otherwise provided in the applicable award schedule.

Any bonuses that are paid will be paid in the form of cash, Ordinary Shares, or a combination thereof, as the Committee may determine in its sole discretion, except to the extent otherwise provided in the applicable award schedule.

Awards under the 2003 Plan to officers and employees in the form of non-qualified stock options, incentive stock options, stock appreciation rights and bonuses are intended to qualify as “performance based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended. Currently, the bonuses for Messrs. Horowitz and Newman for fiscal 2005 are based on the requirements of the 2003 Plan.

Stock-Based Plans

Employee Stock Incentive Plans. At the Company’s 2003 annual meeting, the shareholders approved the 2003 Plan, which was subsequently amended in February 2004. The purpose of the 2003 Plan is to enable the Company and its subsidiaries to continue to attract, retain and motivate officers, employees and non-employee directors by providing incentives directly linked to the profitability of the Company’s businesses and increases in shareholder value by providing the Company with the ability to grant stock options and stock appreciation rights to employees, to pay performance-based annual bonuses to employees, and to make automatic grants of stock options to non-employee directors.

Currently, the Company grants options under the 2003 Plan and under the Tommy Hilfiger Corporation 2001 Stock Incentive Plan (the “2001 Stock Incentive Plan”), which was approved by the Company’s shareholders at the Company’s 2001 annual meeting. Following such approval, no further grants may be made under the Tommy Hilfiger U.S.A. and Tommy Hilfiger (Eastern Hemisphere) Limited 1992 Stock Incentive Plans (the “1992 Stock Incentive Plans”; and together with the 2001 Stock Incentive Plan and the 2003 Plan, the “Employee Stock Incentive Plans”). Grants previously made under the 1992 Stock Incentive Plans remain outstanding in accordance with their terms. The Company expects to continue to make grants under its 2001 Stock Incentive Plan while Ordinary Shares remain available thereunder.

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

The 2003 Plan authorizes the grant of stock options and stock appreciation rights related to stock options to officers, employees and non-employee directors of the Company and its subsidiaries with respect to up to 3,500,000 Ordinary Shares (subject to certain adjustments as provided in the plan). No participant under the 2003 Plan may be granted awards covering in excess of 700,000 Ordinary Shares in any fiscal year of the Company.

The 2003 Plan is administered by the Company’s Compensation Committee. Awards under the plan are subject to such terms and conditions as may be determined by the Compensation Committee and specified in the applicable award agreement; provided that any stock option or related stock appreciation right must have an exercise price of not less than fair market value at, and may not be exercisable more than 10 years after, the date of grant. Under the 2003 Plan, in the event of a change of control of the Company, unless otherwise provided in the applicable award agreement or another agreement with a particular participant, unvested stock options and stock appreciation rights will vest in full and, if the participant’s employment terminates, other than for cause, within two years following the change of control, his or her vested stock options and stock appreciation rights will remain exercisable for at least two years or, if shorter, the remainder of their original terms.

Messrs. Hilfiger and Horowitz are eligible for grants under the 2003 Plan.

Currently, over half of the full-time employees of the Company and its subsidiaries are participants in the Employee Stock Incentive Plans.

Directors Option Plan. In August 1994, the shareholders of the Company approved the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan, which was amended in February 2004 (the “Directors Option Plan”). Options for up to 400,000 Ordinary Shares (subject to certain adjustments as provided in the plan) may be granted under the Directors Option Plan. Each director who is not an officer or employee of the Company or any subsidiary of the Company (a “Non-Employee Director”) receives an initial stock option to purchase 20,000 Ordinary Shares, and subsequent annual grants of options to purchase 4,000 Ordinary Shares, in each case at an exercise price equal to the fair market value at the date of grant.

The Directors Option Plan is administered by the Company’s Compensation Committee. However, grants of stock options to participants under the Directors Option Plan and the amount, nature and timing of the grants are not subject to the determination of such committee.

The term of each stock option granted under the Directors Option Plan is 10 years unless earlier terminated by termination of the director status of a Non-Employee Director, and the stock options granted prior to February 2, 2004, are exercisable in equal installments over five years from the date of grant. Grants made under the Directors Option Plan on or after February 2, 2004, are fully exercisable on the anniversary of the date of grant.

The Directors Option Plan expires on December 31, 2004. Following the expiration of the Directors Option Plan, stock options will be granted to Non-Employee Directors under the 2003 Plan. Under the 2003 Plan, each Non-Employee Director receives an initial stock option to purchase 20,000 Ordinary Shares, and subsequent annual grants of options to purchase 4,000 Ordinary Shares, in each case at an exercise price equal to the fair market value at the date of grant.

The 2003 Plan is administered by the Company’s Compensation Committee. However, grants of stock options to Non-Employee Directors under the 2003 Plan and the amount, nature and timing of the grants are not subject to the determination of such committee.

The term of each stock option granted under the 2003 Plan is 10 years unless earlier terminated by termination of the director status of a Non-Employee Director, and the stock options granted are fully exercisable on the anniversary of the date of grant. The 2003 Plan expires in December 31, 2013.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee consists of Mr. Tang, who is the Chairman, Ms. DeVard and Mr. Sze. During the fiscal year ended March 31, 2004, from April 1, 2003 until February 2, 2004, Mr. Silver also served on the Compensation Committee.

AIHL-Pepe Limited, a BVI corporation (collectively with its predecessors and certain of its affiliates, “AIHL”), is owned 22.5% by Mr. Hilfiger, Honorary Chairman of the Board, Principal Designer and a Director of the Company, and 7.5% by Mr. Horowitz, Executive Chairman of the Board and a Director of the Company.

During the Company’s last fiscal year, Messrs. Hilfiger and Horowitz were executive officers and/or directors of AIHL (which has no Compensation Committee).

See “Certain Relationships and Related Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth data as of June 4, 2004 concerning the beneficial ownership of Ordinary Shares by (i) the persons known to the Company to beneficially own more than 5% of the outstanding Ordinary Shares, (ii) all directors and nominees and each Named Executive Officer and (iii) all directors and executive officers as a group.

	Amount Beneficially Owned		Percent of Class (1)

FMR Corp. (2)
82 Devonshire Street
Boston, MA 02109	13,596,410		15.0%
Lord, Abbett & Co. (3)
90 Hudson Street
Jersey Street, NJ 07302	10,348,673		11.4%
Directors and Named Executive Officers:
Thomas J. Hilfiger	3,968,548		4.3%
Joel J. Horowitz	516,182		*
David F. Dyer	166,167	(4)	*
Mario L. Baeza	0		*
Jerri L. DeVard	0		*
Clinton V. Silver	13,600	(5)	*
Robert T.T. Sze	4,000	(5)	*
David Tang	4,000	(5)	*
Joel H. Newman	520,000	(6)	*
Arthur Bargonetti	286,666	(6)	*
Joseph Scirocco	175,000	(6)	*
All directors and executive officers as a group (12 persons)	5,686,963	(7)	6.1%

*	Less than 1%.

(1)	Shares outstanding with respect to each person includes the right to acquire beneficial ownership of Ordinary Shares pursuant to currently exercisable stock options, if any, held by such person under Company stock option plans. See footnotes, 4, 5, 6 and 7. For purposes of this table, “currently exercisable” stock options includes options becoming vested and exercisable within 60 days from June 4, 2004.

(2)	Information based on Amendment No. 3 to Schedule 13G, dated February 16, 2004, filed with the Securities and Exchange Commission (“SEC”) by FMR Corp. (“FMR”). According to the Schedule 13G, FMR, a parent holding company, had sole dispositive power over 13,596,410 of the shares and sole voting power over 429,040 of the shares.

(3)	Information based on Amendment No. 1 to Schedule 13G, dated January 26, 2004, filed with the SEC by Lord, Abbett & Co. (“Lord, Abbett”). According to the Schedule 13G, Lord, Abbett, an investment adviser, had sole dispositive power and sole voting power over all of the shares.

(4)	Issuable under the Tommy Hilfiger Corporation 2001 Stock Incentive Plan.

(5)	Issuable upon the exercise of currently exercisable stock options under the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan.

(6)	Issuable upon the exercise of currently exercisable stock options under the Tommy Hilfiger U.S.A. and Tommy Hilfiger (Eastern Hemisphere) Limited 1992 Stock Incentive Plans and the Tommy Hilfiger Corporation 2001 Stock Incentive Plan.

(7)	Includes 1,202,233 Ordinary Shares issuable upon the exercise of currently exercisable stock options held by all directors and executive officers under the Tommy Hilfiger U.S.A. and Tommy Hilfiger (Eastern Hemisphere) Limited 1992 Stock Incentive Plans, the Tommy Hilfiger Corporation 2001 Stock Incentive Plan, and the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain relationships and transactions between the Company and certain directors and executive officers of the Company and certain of their affiliates are described below. See “Executive Compensation – Compensation Committee Interlocks and Insider Participation” for a complete description of the interests and relationships of such directors and executive officers in and with these affiliates.

THLI is party to a geographic license agreement for Japan with Tommy Hilfiger Japan Corporation (“THJC”). Affiliates of AIHL hold a 20% equity interest in THJC. Under the license agreement, THJC pays THLI a royalty based on a percentage of the value of licensed products sold by it. Subject to certain exceptions, all products sold by or through THJC must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. Pursuant to these arrangements, royalties and buying agency commissions totaled $4,848,000 during fiscal year 2004.

AIHL holds an indirect 25% equity interest in Pepe Jeans SL, which serves as TH Europe’s sales and collection agent in Spain. In fiscal year 2004, commissions and fees paid by TH Europe pursuant to these arrangements totaled $8,135,000.

The law firm of Gursky & Partners, LLP has provided the Company with various legal services since 1989. The son-in-law of Joel Newman is a partner at the law firm. Fees paid by the Company to Gursky & Partners, LLP for the fiscal year ended March 31, 2004 for services rendered were $2,958,695.

The Audit Committee of the Board of Directors reviews transactions between the Company and its affiliates to seek to provide that such transactions are on terms which are no less favorable as a whole to the Company than could be obtained from unaffiliated parties.

ITEM 14.	Principal Accountant Fees and Services

Set forth below are the (i) audit fees, (ii) audit-related fees, (iii) tax fees, and (iv) all other fees billed to the Company by PricewaterhouseCoopers LLP (“PwC”), the Company’s independent auditor, for professional services for the fiscal years ended March 31, 2004 and 2003, respectively.

	2004	2003
Audit Fees (1)	$727,317	$754,465
Audit Related Fees (2)	33,242	—
Tax Fees (3)	968,519	1,112,971
All Other Fees	—	—

(1)	Includes fees billed by PwC in connection with the audit of the Company’s financial statements, and the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2)	Includes fees billed by PwC for certain due diligence procedures for the year ended March 31, 2004.

(3)	Tax fees consist of fees for tax consultation and tax compliance services. These fees include tax filing and compliance fees of $808,195 for the year ended March 31, 2003 and $792,873 for the year ended March 31, 2004.

The Audit Committee’s charter provides that the Audit Committee shall pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 which are approved by the Audit Committee prior to completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at the next scheduled Audit Committee meeting. In the fiscal year ended March 31, 2004, 100% of the audit-related fees, tax fees and all other fees were approved by the Audit Committee.

The Audit Committee also considers whether the independent auditors’ provision of permitted non-audit services is compatible with maintaining the auditors’ independence. The Audit Committee considered whether the provision of non-audit services by PwC is compatible with maintaining PwC’s independence with respect to the Company and determined that to be the case.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Index to Financial Statements and Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements of the Company are included in Item 8:

Consolidated Statements of Operations for the fiscal years ended March 31, 2004, 2003 and 2002

Consolidated Balance Sheets as of March 31, 2004 and 2003

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended March 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a) 3. Exhibits

Exhibit Number		Description

3.	—	Memorandum of Association and Articles of Association of THC, as amended

3.1	—	Amendment to the Articles of Association of THC (previously filed as Exhibit 3 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference)

4.1	—	Indenture, dated as of May 1, 1998, among TH USA, as Issuer, THC, as Guarantor, and The Chase Manhattan Bank, as Trustee

4.2	—	Forms of TH USA 6.50% Note due 2003 and 6.85% Note due 2008

4.3	—	Form of TH USA 9% Bond due 2031 (previously filed as Exhibit 4.1 to THC’s Current Report on Form 8-K dated November 28, 2001 and incorporated herein by reference)

*10.1	—	TH USA 1992 Stock Incentive Plan, as amended and restated (previously filed as Exhibit 4.1 to Registration No. 333-96011 and incorporated herein by reference)

*10.2	—	THEH 1992 Stock Incentive Plan, as amended and restated (previously filed as Exhibit 4.2 to Registration No. 333-96011 and incorporated herein by reference)

*10.3	—	THC 2001 Stock Incentive Plan (previously filed as Appendix B to the Company’s Proxy Statement dated September 21, 2001 and incorporated herein by reference)

*10.4	—	THC Non-Employee Directors Stock Option Plan (previously filed as Exhibit 10.3 to Registration No. 33-88906 and incorporated herein by reference)

*10.5	—	Amendment No.1 to the THC Non-Employee Directors Stock Option Plan (previously filed as Exhibit 10.3 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 and incorporated herein by reference)

*10.6	—	The Tommy Hilfiger Corporation 2003 Incentive Compensation Plan (previously filed as Exhibit 10.4 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 and incorporated herein by reference)

*10.7	—	Amendment No. 1 to the Tommy Hilfiger Corporation 2003 Incentive Compensation Plan (previously filed as Exhibit A to THC’s Proxy Statement dated September 24, 2003 and incorporated herein by reference)

*10.8	—	TH USA Supplemental Executive Incentive Compensation Plan

*10.9	—	TH USA Voluntary Deferred Compensation Plan, amended and restated as of January 1, 2003 (previously filed as Exhibit 10.6 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference)

*10.10	—	TH USA Supplemental Executive Retirement Plan, amended and restated as of January 1, 2003, as amended (previously filed as Exhibit 10.7 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference)

*10.11	—	Amendment No. 2 to the TH USA Supplemental Executive Retirement Plan, amended and restated as of January 1, 2003, as amended (previously filed as Exhibit 10.1 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference)

*10.12	—	Amended and Restated Employment Agreement, dated as of June 30, 1992, between TH USA and Thomas J. Hilfiger (previously filed as Exhibit 10.3 to Registration No. 33-48587 and incorporated herein by reference)

*10.13	—	Waiver of Certain Payments, dated as of June 29, 2001, by Thomas J. Hilfiger (previously filed as Exhibit 10.3 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

*10.14	—	Amended and Restated Employment Agreement, dated as of June 30, 1992, between TH USA and Joel J. Horowitz (the “Horowitz Employment Agreement”) (previously filed as Exhibit 10.4 to Registration No. 33-48587 and incorporated herein by reference)

*10.15	—	Amendment, dated as of March 8, 1994, to the Horowitz Employment Agreement (previously filed as Exhibit 7 to THC’s Annual Report on Form 20-F for the fiscal year ended March 31, 1994 and incorporated herein by reference)

*10.16	—	Amendment No. 2, dated as of August 7, 1998, to the Horowitz Employment Agreement (previously filed as Exhibit 10(b) to THC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference)

*10.17	—	Waiver of Certain Payments, dated as of June 29, 2001, by Joel J. Horowitz (previously filed as Exhibit 10.4 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

*10.18	—	Amendment, dated August 3, 2003, to the Horowitz Employment Agreement (previously filed as Exhibit 10.3 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference)

*10.19	—	Employment Agreement between THC, TH USA and Joel Horowitz, dated April 1, 2004 (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K dated April 5, 2004 and incorporated herein by reference)

*10.20	—	Employment Agreement between THC, TH USA and David F. Dyer, dated August 3, 2003 (previously filed as Exhibit 10.2 to THC’s Quarterly Report on From 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).

*10.21	—	Employment Agreement, dated as of June 12, 2000, between TH USA and Joel H. Newman (the “Newman Employment Agreement”) (previously filed as Exhibit 10.11 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference)

*10.22	—	Amendment No. 1, dated May 7, 2003, to the Newman Employment Agreement (previously filed as Exhibit 10.15 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference)

*10.23	—	Amendment No. 2, dated December 11, 2003, to the Newman Employment Agreement (previously filed as Exhibit 10.1 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 and incorporated herein by reference)

*10.24	—	Employment Agreement, dated as of July 16, 2001, between TH USA and Arthur Bargonetti (the “Bargonetti Agreement”) (previously filed as Exhibit 10.16 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference)

*10.25	—	Amendment No. 1, dated January 27, 2003, to the Bargonetti Agreement (previously filed as Exhibit 10.17 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference)

*10.26	—	Amendment No. 2, dated February 2, 2004, to the Bargonetti Agreement (previously filed as Exhibit 10.2 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 and incorporated herein by reference)

*10.27	—	Non-Competition and Confidentiality Agreement dated October 31, 2002, between TH USA and Joseph Scirocco (previously filed as Exhibit 10.18 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference)

10.28	—	Credit Agreement, dated as of June 28, 2002, among THC, as Guarantor, TH USA, as Borrower, the several Lenders from time to time parties thereto, Fleet National Bank, as Syndication Agent, Wachovia Bank National Association and HSBC Bank USA, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference)

10.29	—	Trademark Agreement, dated June 30, 1992, between Thomas J. Hilfiger and Tommy Hilfiger, Inc. (previously filed as Exhibit 10.15 to Registration No. 33-48587 and incorporated herein by reference)

10.30	—	License Agreement, dated as of January 1, 2001, between THLI and THJC (portions of this exhibit, which have been filed separately with the Securities and Exchange Commission, have been omitted pursuant to an order of the Commission granting confidential treatment) (previously filed as Exhibit 10.19 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference)

10.31	—	Stock Purchase Agreement, dated as of June 29, 2001, by and among THC, THEH and TH Europe Holdings (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

10.32	—	Guarantee, dated as of June 29, 2001, by AIHL in favor of THC and THEH (previously filed as Exhibit 10.2 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

11.	—	Statement re: Computation of Per Share Earnings

21.	—	Subsidiaries of THC

23.	—	Consent of PricewaterhouseCoopers LLP

31.1	—	Certification of the principal executive officer pursuant to Rule 13a - 14 (a) or Rule 15d – 14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	—	Certification of the principal financial officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Exchange Act

32.1	—	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	—	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

During the quarter ended March 31, 2004, the Company submitted the following Current Reports on Form 8-K with the Securities and Exchange Commission:

(1)	The Company submitted a Current Report on Form 8-K, dated February 4, 2004, describing its financial results for the third quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOMMY HILFIGER CORPORATION

/s/ DAVID F. DYER
David F. Dyer Chief Executive Officer and President

June 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Thomas J. Hilfiger (Thomas J. Hilfiger)	Honorary Chairman of the Board, Principal Designer and Director	June 14, 2004

/s/ Joel J. Horowitz (Joel J. Horowitz)	Executive Chairman of the Board, and Director	June 14, 2004

/s/ David F. Dyer (David F. Dyer)	Chief Executive Officer, President and Director (principal executive officer)	June 14, 2004

/s/ Mario L. Baeza (Mario L. Baeza)	Director	June 14, 2004

/s/ Jerri L. DeVard (Jerri L. DeVard)	Director	June 14, 2004

/s/ Clinton V. Silver (Clinton V. Silver)	Director	June 14, 2004

/s/ Robert T.T. Sze (Robert T. T. Sze)	Director	June 14, 2004

/s/ David Tang (David Tang)	Director	June 14, 2004

/s/ Joseph Scirocco (Joseph Scirocco)	Chief Financial Officer, Senior Vice President and Treasurer (principal financial officer)	June 14, 2004

/s/ James P. Reilly (James P. Reilly)	Vice President and Corporate Controller (principal accounting officer)	June 14, 2004

EXHIBIT INDEX

Exhibit Number		Description

3.	—	Memorandum of Association and Articles of Association of THC, as amended

3.1	—	Amendment to the Articles of Association of THC (previously filed as Exhibit 3 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference)

4.1	—	Indenture, dated as of May 1, 1998, among TH USA, as Issuer, THC, as Guarantor, and The Chase Manhattan Bank, as Trustee

4.2	—	Forms of TH USA 6.50% Note due 2003 and 6.85% Note due 2008

4.3	—	Form of TH USA 9% Bond due 2031 (previously filed as Exhibit 4.1 to THC’s Current Report on Form 8-K dated November 28, 2001 and incorporated herein by reference)

*10.1	—	TH USA 1992 Stock Incentive Plan, as amended and restated (previously filed as Exhibit 4.1 to Registration No. 333-96011 and incorporated herein by reference)

*10.2	—	THEH 1992 Stock Incentive Plan, as amended and restated (previously filed as Exhibit 4.2 to Registration No. 333-96011 and incorporated herein by reference)

*10.3	—	THC 2001 Stock Incentive Plan (previously filed as Appendix B to the Company’s Proxy Statement dated September 21, 2001 and incorporated herein by reference)

*10.4	—	THC Non-Employee Directors Stock Option Plan (previously filed as Exhibit 10.3 to Registration No. 33-88906 and incorporated herein by reference)

*10.5	—	Amendment No.1 to the THC Non-Employee Directors Stock Option Plan (previously filed as Exhibit 10.3 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 and incorporated herein by reference)

*10.6	—	The Tommy Hilfiger Corporation 2003 Incentive Compensation Plan (previously filed as Exhibit 10.4 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 and incorporated herein by reference)

*10.7	—	Amendment No. 1 to the Tommy Hilfiger Corporation 2003 Incentive Compensation Plan (previously filed as Exhibit A to THC’s Proxy Statement dated September 24, 2003 and incorporated herein by reference)

*10.8	—	TH USA Supplemental Executive Incentive Compensation Plan

*10.9	—	TH USA Voluntary Deferred Compensation Plan, amended and restated as of January 1, 2003 (previously filed as Exhibit 10.6 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference)

*10.10	—	TH USA Supplemental Executive Retirement Plan, amended and restated as of January 1, 2003, as amended (previously filed as Exhibit 10.7 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference)

*10.11	—	Amendment No. 2 to the TH USA Supplemental Executive Retirement Plan, amended and restated as of January 1, 2003, as amended (previously filed as Exhibit 10.1 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference)

*10.12	—	Amended and Restated Employment Agreement, dated as of June 30, 1992, between TH USA and Thomas J. Hilfiger (previously filed as Exhibit 10.3 to Registration No. 33-48587 and incorporated herein by reference)

*10.13	—	Waiver of Certain Payments, dated as of June 29, 2001, by Thomas J. Hilfiger (previously filed as Exhibit 10.3 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

*10.14	—	Amended and Restated Employment Agreement, dated as of June 30, 1992, between TH USA and Joel J. Horowitz (the “Horowitz Employment Agreement”) (previously filed as Exhibit 10.4 to Registration No. 33-48587 and incorporated herein by reference)

*10.15	—	Amendment, dated as of March 8, 1994, to the Horowitz Employment Agreement (previously filed as Exhibit 7 to THC’s Annual Report on Form 20-F for the fiscal year ended March 31, 1994 and incorporated herein by reference)

*10.16	—	Amendment No. 2, dated as of August 7, 1998, to the Horowitz Employment Agreement (previously filed as Exhibit 10(b) to THC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference)

*10.17	—	Waiver of Certain Payments, dated as of June 29, 2001, by Joel J. Horowitz (previously filed as Exhibit 10.4 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

*10.18	—	Amendment, dated August 3, 2003, to the Horowitz Employment Agreement (previously filed as Exhibit 10.3 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference)

*10.19	—	Employment Agreement between THC, TH USA and Joel Horowitz, dated April 1, 2004 (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K dated April 5, 2004 and incorporated herein by reference)

*10.20	—	Employment Agreement between THC, TH USA and David F. Dyer, dated August 3, 2003 (previously filed as Exhibit 10.2 to THC’s Quarterly Report on From 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).

*10.21	—	Employment Agreement, dated as of June 12, 2000, between TH USA and Joel H. Newman (the “Newman Employment Agreement”) (previously filed as Exhibit 10.11 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference)

*10.22	—	Amendment No. 1, dated May 7, 2003, to the Newman Employment Agreement (previously filed as Exhibit 10.15 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference)

*10.23	—	Amendment No. 2, dated December 11, 2003, to the Newman Employment Agreement (previously filed as Exhibit 10.1 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 and incorporated herein by reference)

*10.24	—	Employment Agreement, dated as of July 16, 2001, between TH USA and Arthur Bargonetti (the “Bargonetti Agreement”) (previously filed as Exhibit 10.16 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference)

*10.25	—	Amendment No. 1, dated January 27, 2003, to the Bargonetti Agreement (previously filed as Exhibit 10.17 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference)

*10.26	—	Amendment No. 2, dated February 2, 2004, to the Bargonetti Agreement (previously filed as Exhibit 10.2 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 and incorporated herein by reference)

*10.27	—	Non-Competition and Confidentiality Agreement dated October 31, 2002, between TH USA and Joseph Scirocco (previously filed as Exhibit 10.18 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference)

10.28	—	Credit Agreement, dated as of June 28, 2002, among THC, as Guarantor, TH USA, as Borrower, the several Lenders from time to time parties thereto, Fleet National Bank, as Syndication Agent, Wachovia Bank National Association and HSBC Bank USA, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference)

10.29	—	Trademark Agreement, dated June 30, 1992, between Thomas J. Hilfiger and Tommy Hilfiger, Inc. (previously filed as Exhibit 10.15 to Registration No. 33-48587 and incorporated herein by reference)

10.30	—	License Agreement, dated as of January 1, 2001, between THLI and THJC (portions of this exhibit, which have been filed separately with the Securities and Exchange Commission, have been omitted pursuant to an order of the Commission granting confidential treatment) (previously filed as Exhibit 10.19 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference)

10.31	—	Stock Purchase Agreement, dated as of June 29, 2001, by and among THC, THEH and TH Europe Holdings (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

10.32	—	Guarantee, dated as of June 29, 2001, by AIHL in favor of THC and THEH (previously filed as Exhibit 10.2 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference)

11.	—	Statement re: Computation of Per Share Earnings

21.	—	Subsidiaries of THC

23.	—	Consent of PricewaterhouseCoopers LLP

31.1	—	Certification of the principal executive officer pursuant to Rule 13a - 14 (a) or Rule 15d – 14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	—	Certification of the principal financial officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Exchange Act

32.1	—	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	—	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350

*	Management contract or compensatory plan or arrangement.