Form 10-Q
period 2004-06-30
HILFIGER TOMMY CORP
filed 2004-08-06
CIK 888747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Ordinary Shares, $0.01 par value per share, outstanding as of August 2, 2004: 91,774,028

TOMMY HILFIGER CORPORATION

INDEX TO FORM 10-Q

June 30, 2004

PART I

ITEM 1 - FINANCIAL STATEMENTS

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)	For the Three Months Ended June 30,
	2004	2003
Net revenue	$328,647	$367,208
Cost of goods sold	183,443	198,723

Gross profit	145,204	168,485

Depreciation and amortization	16,229	19,053
Special items	—	(11,000)
Other selling, general and administrative expenses	132,227	129,441

Total selling, general and administrative expenses	148,456	137,494

Income (loss) from operations	(3,252)	30,991

Interest and other expense	7,126	8,638
Interest income	1,046	1,133

Income (loss) before income taxes	(9,332)	23,486
Provision (benefit) for income taxes	(1,726)	6,532

Net income (loss)	$(7,606)	$16,954

Earnings (loss) per share:

Basic earnings (loss) per share	$(0.08)	$0.19

Weighted average shares outstanding	91,317	90,580

Diluted earnings (loss) per share	$(0.08)	$0.19

Weighted average shares and share equivalents outstanding	91,317	90,667

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)	June 30, 2004	March 31, 2004
Assets
Current assets
Cash and cash equivalents	$436,635	$414,548
Short-term investments	31,140	27,533
Accounts receivable	73,045	188,514
Inventories	239,575	206,302
Deferred tax assets	55,041	56,419
Other current assets	41,484	36,342

Total current assets	876,920	929,658

Property and equipment, at cost, less accumulated depreciation and amortization	226,203	233,020
Intangible assets, subject to amortization	7,538	7,749
Intangible assets, not subject to amortization	634,087	634,920
Goodwill	236,908	238,573
Other assets	9,740	9,486

Total Assets	$1,991,396	$2,053,406

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$497	$705
Accounts payable	21,266	32,718
Accrued expenses and other current liabilities	162,456	207,190

Total current liabilities	184,219	240,613

Long-term debt	350,060	350,080
Deferred tax liability	219,250	219,412
Other liabilities	17,303	16,865
Shareholders’ equity
Preference Shares, $0.01 par value-shares authorized 5,000,000; none issued	—	—
Ordinary Shares, $0.01 par value-shares authorized 150,000,000; issued 97,941,098 and 97,499,276 shares, respectively	979	975
Capital in excess of par value	620,613	615,691
Retained earnings	567,717	575,323
Accumulated other comprehensive income	92,486	95,678
Treasury shares, at cost: 6,192,600 Ordinary Shares	(61,231)	(61,231)

Total shareholders’ equity	1,220,564	1,226,436

Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$1,991,396	$2,053,406

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)	For the Three Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$(7,606)	$16,954
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	17,092	19,496
Deferred taxes	1,378	2,847
Changes in operating assets and liabilities
Decrease (increase) in assets
Accounts receivable	113,445	96,406
Inventories	(33,837)	(35,723)
Other assets	(5,562)	(16,970)
Increase (decrease) in liabilities
Accounts payable	(11,452)	(27,636)
Accrued expenses and other liabilities	(36,037)	(19,074)

Net cash provided by operating activities	37,421	36,300

Cash flows from investing activities
Purchases of property and equipment	(15,630)	(11,216)
Purchase of short-term investments, net	(3,635)	(20,751)

Net cash used in investing activities	(19,265)	(31,967)

Cash flows from financing activities
Payments of long-term debt	(234)	(151,301)
Proceeds from the exercise of employee stock options	4,165	44
Short-term bank borrowings (repayments), net	—	(16)

Net cash provided by (used in) financing activities	3,931	(151,273)

Net increase (decrease) in cash	22,087	(146,940)
Cash and cash equivalents, beginning of period	414,548	420,826

Cash and cash equivalents, end of period	$436,635	$273,886

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollar amounts in thousands)

(Unaudited)	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares	Total shareholders’ equity
	Outstanding	Amount
Balance, March 31, 2003	90,578,712	$968	$606,836	$443,171	$53,631	$(61,231)	$1,043,375
Net income	—	—	—	132,152	—	—	132,152
Foreign currency translation	—	—	—	—	41,171	—	41,171
Change in fair value of hedging instruments	—	—	—	—	876	—	876
Exercise of employee stock options	727,964	7	8,183	—	—	—	8,190
Tax benefits from exercise of stock options	—	—	672	—	—	—	672

Balance, March 31, 2004	91,306,676	975	615,691	575,323	95,678	(61,231)	1,226,436
Net loss	—	—	—	(7,606)	—	—	(7,606)
Foreign currency translation	—	—	—	—	(3,649)	—	(3,649)
Change in fair value of hedging instruments	—	—	—	—	457	—	457
Exercise of employee stock options	441,822	4	4,161	—	—	—	4,165
Tax benefits from exercise of stock options	—	—	761	—	—	—	761

Balance, June 30, 2004 (Unaudited)	91,748,498	$979	$620,613	$567,717	$92,486	$(61,231)	$1,220,564

Comprehensive income consists of net income (loss), foreign currency translation and unrealized gains and losses on hedging instruments and totaled $(10,798) for the three months ended June 30, 2004 and $174,199 for the fiscal year ended March 31, 2004.

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared by Tommy Hilfiger Corporation (“THC” or the “Company”; unless the context indicates otherwise, all references to the “Company” include THC and its subsidiaries) in a manner consistent with that used in the preparation of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, for the fiscal year ended March 31, 2004, as filed with the Securities and Exchange Commission (the “Form 10-K”). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of only normal and recurring adjustments (except for the special items described in Note 3 and the change in accounting estimate described in Note 4), necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005, as the Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries as well as other factors. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

The financial statements for the three-month period ended June 30, 2004 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 2004, as presented, has been derived from the Consolidated Balance Sheet as of March 31, 2004 included in the Form 10-K.

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

At June 30, 2004, the Company had four stock-based employee compensation plans, which are described more fully in Note 14 to the Consolidated Financial Statements included in the Form 10-K. No stock-based employee compensation expense is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	For the Three Months Ended June 30,
	2004	2003
Net income (loss), as reported	$(7,606)	$16,954
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,785)	(1,879)

Pro forma net income (loss)	$(9,391)	$15,075

Earnings (loss) per share:
Basic - as reported	$(0.08)	$0.19
Basic - pro forma	$(0.10)	$0.17
Diluted - as reported	$(0.08)	$0.19
Diluted - pro forma	$(0.10)	$0.17

Shipping and Handling Costs

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $9,640 and $10,670 for the three months ended June 30, 2004 and 2003, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Note 3 – Special Items

As of March 31, 2004, the Company had $6,964 of special charge accrual related to (a) the closure of four specialty retail stores, (b) the repositioning of the U.S. Young Men’s Jeans business in March 2004, and (c) other cost reduction initiatives, which were recorded in the fourth quarter of fiscal 2004. By June 30, 2004, the Company had utilized substantially all of this accrual.

In June 2003, the Company settled its trademark counterfeiting and infringement litigation with Goody’s Family Clothing, Inc. and received a payment of $11,000 on August 1, 2003, in connection with the settlement. The Company recorded this settlement as a special item, which reduced selling, general and administrative expenses during the first quarter of fiscal 2004.

Note 4 – Change in Accounting Estimate

During the first quarter of fiscal 2004, the Company reevaluated the level of price adjustments it previously provided for its retailers and reduced its estimated accrual for such price adjustments, increasing income before income taxes by approximately $9,000.

Note 5 – Debt Facilities

As of June 30, 2004, the Company’s principal debt facilities consisted of $200,000 of 6.85% notes maturing on June 1, 2008 (the “2008 Notes”), $150,000 of 9% bonds maturing on December 1, 2031 (the “2031 Bonds”) and a revolving credit facility which expires on July 1, 2005 (the “Credit Facility”). The 2008 Notes and the 2031 Bonds (collectively, the “Notes”) were issued by Tommy Hilfiger U.S.A., Inc., a subsidiary of THC (“TH USA”), and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

The Credit Facility, which is guaranteed by THC, consists of an unsecured $300,000 TH USA three-year revolving credit facility, expiring on July 1, 2005, of which up to $175,000 may be used for direct borrowings. The Company intends to seek renewal of its revolving credit facility on terms similar to those of the Credit Facility. The Credit Facility is available for letters of credit, working capital and other general corporate purposes. As of June 30, 2004, $145,047 of the available borrowings under the Credit Facility had been used to open letters of credit, including $30,870 for inventory purchased that are included in current liabilities and $114,177 related to commitments to purchase inventory. There were no direct borrowings outstanding under the Credit Facility as of June 30, 2004.

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

The Company was in compliance with all covenants in respect of the Notes and the Credit Facility as of, and for the twelve-month period ended, June 30, 2004.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $125,000 at June 30, 2004, for working capital or trade financing purposes. As of June 30, 2004, $32,989 of available borrowings under these facilities had been used to open letters of credit, including $6,052 for inventory purchased that is included in current liabilities and $26,937 related to commitments to purchase inventory. There were no short-term borrowings as of June 30, 2004 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.4% for the three-month period ended, June 30, 2004.

The Company’s credit facilities provide for issuance of letters of credit without restriction on cash balances.

Note 6 - Condensed Consolidating Financial Information

The Notes discussed in Note 5 were issued by TH USA and are fully and unconditionally guaranteed by THC. Accordingly, condensed consolidating balance sheets as of June 30, 2004 and March 31, 2004, and the related condensed consolidating statements of operations and cash flows for each of the three-month periods ended June 30, 2004 and 2003 are provided. The operations of TH USA, excluding its subsidiaries, consist of the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries. The non-guarantor subsidiaries of TH USA consist of the Company’s U.S. retail, licensing and other wholesale divisions, as well as the Company’s Canadian operations. Such operations contributed net revenue of $219,472 and $236,549 for the three-month periods ended June 30, 2004 and 2003, respectively. The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations, as well as the Company’s European operations. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA’s and THC’s results reflect 100% of the earnings of their respective subsidiaries in each of the years presented. See Note 5 for a description of certain restrictions on the ability of subsidiaries of THC to pay dividends to THC.

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2004

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Net revenue	$56,451	$278,118	$—	$(5,922)	$328,647
Cost of goods sold	40,587	145,789	—	(2,933)	183,443

Gross profit	15,864	132,329	—	(2,989)	145,204

Depreciation and amortization	2,605	13,624	—	—	16,229
Other selling, general and administrative expenses	21,580	114,052	(581)	(2,824)	132,227

Total selling, general, and administrative expenses	24,185	127,676	(581)	(2,824)	148,456

Income (loss) from operations	(8,321)	4,653	581	(165)	(3,252)

Interest and other expense	7,003	123	—	—	7,126
Interest income	293	481	272	—	1,046
Intercompany interest expense (income)	9,591	2,560	(12,151)	—	—

Income (loss) before income taxes	(24,622)	2,451	13,004	(165)	(9,332)

Provision (benefit) for income taxes	(7,738)	4,828	1,184	—	(1,726)

Equity in net earnings of unconsolidated subsidiaries	5,968	—	(19,426)	13,458	—

Net income (loss)	$(10,916)	$(2,377)	$(7,606)	$13,293	$(7,606)

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2003

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Net revenue	$95,903	$279,518	$—	$(8,213)	$367,208
Cost of goods sold	61,553	139,867	—	(2,697)	198,723

Gross profit	34,350	139,651	—	(5,516)	168,485

Depreciation and amortization	5,007	14,046	—	—	19,053
Special item	—	(11,000)	—	—	(11,000)
Other selling, general and administrative expenses	28,598	106,469	(1,051)	(4,575)	129,441

Total selling, general, and administrative expenses	33,605	109,515	(1,051)	(4,575)	137,494

Income (loss) from operations	745	30,136	1,051	(941)	30,991

Interest and other expense	8,665	(27)	—	—	8,638
Interest income	270	654	209	—	1,133
Intercompany interest expense (income)	23,952	(6,950)	(17,002)	—	—
Intercompany divided income	(15,000)	—	—	15,000	—

Income (loss) before income taxes	(16,602)	37,767	18,262	(15,941)	23,486

Provision (benefit) for income taxes	(4,428)	14,605	1,605	(5,250)	6,532

Equity in net earnings of unconsolidated subsidiaries	33,646	—	297	(33,943)	—

Net income (loss)	$21,472	$23,162	$16,954	$(44,634)	$16,954

Condensed Consolidating Balance Sheets

June 30, 2004

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$103,965	$206,279	$126,391	$—	$436,635
Short – term investments	—	31,140	—	—	31,140
Accounts receivable	6,937	66,108	—	—	73,045
Inventories	35,522	205,402	—	(1,349)	239,575
Deferred tax assets	27,179	27,862	—	—	55,041
Other current assets	13,289	27,250	945	—	41,484

Total current assets	186,892	564,041	127,336	(1,349)	876,920

Property, plant and equipment, at cost, less accumulated depreciation and amortization	112,155	114,048	—	—	226,203
Intangible assets, subject to amortization	—	7,538	—	—	7,538
Intangible assets, not subject to amortization	—	634,087	—	—	634,087
Goodwill	—	236,908	—	—	236,908
Investment in subsidiaries	1,099,253	206,177	544,357	(1,849,787)	—
Other assets	4,153	5,587	—	—	9,740

Total Assets	$1,402,453	$1,768,386	$671,693	$(1,851,136)	$1,991,396

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$164	$333	$—	$—	$497
Accounts payable	5,625	15,641	—	—	21,266
Accrued expenses and other current liabilities	56,191	110,606	909	(5,250)	162,456

Total current liabilities	61,980	126,580	909	(5,250)	184,219

Intercompany payable (receivable)	493,940	55,840	(549,780)	—	—
Long-term debt	349,812	248	—	—	350,060
Deferred tax liability	(11,455)	230,705	—	—	219,250
Other liabilities	10,186	7,117	—	—	17,303
Shareholders’ equity	497,990	1,347,896	1,220,564	(1,845,886)	1,220,564

Total Liabilities and Shareholders’ Equity	$1,402,453	$1,768,386	$671,693	$(1,851,136)	$1,991,396

Condensed Consolidating Balance Sheets

March 31, 2004

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$137,523	$150,905	$126,120	$—	$414,548
Short-term investments	—	27,533	—	—	27,533
Accounts receivable	22,906	165,608	—	—	188,514
Inventories	32,637	174,846	—	(1,181)	206,302
Deferred tax assets	27,802	28,617	—	—	56,419
Other current assets	9,352	25,572	1,418	—	36,342

Total current assets	230,220	573,081	127,538	(1,181)	929,658

Property, plant and equipment, at cost, less accumulated depreciation and amortization	116,811	116,209	—	—	233,020
Intangible assets, subject to amortization	—	7,749	—	—	7,749
Intangible assets, not subject to amortization	—	634,920	—	—	634,920
Goodwill	—	238,573	—	—	238,573
Investment in subsidiaries	1,090,875	206,178	568,623	(1,865,676)	—
Other assets	4,273	5,213	—	—	9,486

Total Assets	$1,442,179	$1,781,923	$696,161	$(1,866,857)	$2,053,406

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$176	$529	$—	$—	$705
Accounts payable	6,697	26,021	—	—	32,718
Accrued expenses and other current liabilities	97,007	114,789	644	(5,250)	207,190

Total current liabilities	103,880	141,339	644	(5,250)	240,613

Intercompany payable (receivable)	481,737	49,179	(530,919)	3	—
Long-term debt	349,830	250	—	—	350,080
Deferred tax liability	(11,462)	230,874	—	—	219,412
Other liabilities	10,049	6,816	—	—	16,865
Shareholders’ equity	508,145	1,353,465	1,226,436	(1,861,610)	1,226,436

Total Liabilities and Shareholders’ Equity	$1,442,179	$1,781,923	$696,161	$(1,866,857)	$2,053,406

Condensed Consolidating Statements of Cash Flows

Three Months Ended June 30, 2004

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(10,916)	$(2,377)	$(7,606)	$13,293	$(7,606)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,605	14,487	—	—	17,092
Deferred taxes	623	755	—	—	1,378
Non cash activity in investments in subsidiaries	(5,968)	—	19,426	(13,458)	—
Changes in operating assets and liabilities	(15,630)	57,736	(15,714)	165	26,557

Net cash provided by (used in) operating activities	(29,286)	70,601	(3,894)	—	37,421

Cash flows from investing activities
Purchases of property and equipment	(4,237)	(11,393)	—	—	(15,630)
Purchase of short-term investments, net	—	(3,635)	—	—	(3,635)

Net cash (used in) provided by investing activities	(4,237)	(15,028)	—	—	(19,265)

Cash flows from financing activities
Payments on long-term debt	(35)	(199)	—	—	(234)
Proceeds from the exercise of stock options	—	—	4,165	—	4,165

Net cash provided by (used in) financing activities	(35)	(199)	4,165	—	3,931

Net increase (decrease) in cash	(33,558)	55,374	271	—	22,087

Cash and cash equivalents, beginning of period	137,523	150,905	126,120	—	414,548

Cash and cash equivalents, end of period	$103,965	$206,279	$126,391	$—	$436,635

Condensed Consolidating Statements of Cash Flows

Three Months Ended June 30, 2003

	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Parent Company Guarantor (THC)	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$21,472	$23,162	$16,954	$(44,634)	$16,954
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	5,007	14,489	—	—	19,496
Deferred taxes	2,887	(40)	—	—	2,847
Non cash activity in investments in subsidiaries	(33,646)	—	(297)	33,943	—
Changes in operating assets and liabilities	186,115	(32,508)	(152,295)	(4,309)	(2,997)

Net cash provided by (used in) operating activities	181,835	5,103	(135,638)	(15,000)	36,300

Cash flows from investing activities
Purchases of property and equipment	(1,121)	(10,095)	—	—	(11,216)
Purchase of short-term investments, net	—	(20,751)	—	—	(20,751)

Net cash (used in) provided by investing activities	(1,121)	(30,846)	—	—	(31,967)

Cash flows from financing activities
Payments on long-term debt	(151,134)	(167)	—	—	(151,301)
Proceeds from the exercise of stock options	—	—	44	—	44
Repayments of short-term bank borrowings	—	(16)	—	—	(16)
Intercompany dividends (paid)	—	(15,000)	—	15,000	—

Net cash provided by (used in) financing activities	(151,134)	(15,183)	44	15,000	(151,273)

Net increase (decrease) in cash	29,580	(40,926)	(135,594)	—	(146,940)

Cash and cash equivalents, beginning of period	28,493	229,758	162,575	—	420,826

Cash and cash equivalents, end of period	$58,073	$188,832	$26,981	$—	$273,886

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

Excluded from segment profits, however, are the vast majority of executive compensation expenses, certain marketing costs, amortization of intangibles, special items, interest costs, other corporate overhead and the provision for income taxes. Financial information for the Company’s reportable segments is as follows:

	Wholesale	Retail	Licensing	Total
Three Months Ended June 30, 2004
Total segment revenue	$210,490	$103,272	$29,331	$343,093
Segment profits (loss)	(16,394)	9,967	19,267	12,840
Depreciation and amortization included in segment profits (loss)	10,104	3,659	121	13,884

Three Months Ended June 30, 2003
Total segment revenue	$263,968	$89,438	$28,632	$382,038
Segment profits	6,893	6,852	20,317	34,062
Depreciation and amortization included in segment profits	12,756	3,330	140	16,226

A reconciliation of total segment revenue to consolidated net revenue is as follows:

	Three Months Ended June 30,
	2004	2003
Total segment revenue	$343,093	$382,038
Intercompany revenue	(14,446)	(14,830)

Consolidated net revenue	$328,647	$367,208

Intercompany revenue represents buying agency commissions from consolidated subsidiaries, which is classified under Licensing for segment reporting purposes.

A reconciliation of total segment profits to consolidated income before income taxes is as follows:

	Three Months Ended June 30,
	2004	2003
Segment profits	$12,840	$34,062
Corporate expenses not allocated	(16,092)	(14,071)
Special items	—	11,000
Interest expense, net	(6,080)	(7,505)

Consolidated income (loss) before income taxes	$(9,332)	$23,486

The Company does not disaggregate assets on a segment basis for internal management reporting and, therefore, such information is not presented.

Note 8 – Retirement Plans

The Company maintains a supplemental executive retirement plan which provides certain members of senior management with a supplemental pension. The supplemental executive retirement plan is an unfunded plan for purposes of both the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974. See Note 13 to the Consolidated Financial Statements included in the Form 10-K for further description of the Company’s retirement plans.

The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,
	2004	2003
Service cost	$241	$226
Interest cost	182	162
Amortization of prior service cost	77	77

Net periodic benefit cost	$500	$465

Note 9 – Earnings Per Share

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

A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

	Three Months Ended June 30,
	2004	2003
Weighted average shares outstanding	91,317,000	90,580,000
Net effect of dilutive stock options based on the treasury stock method using average market price	—	87,000

Weighted average share and share equivalents outstanding	91,317,000	90,667,000

Ordinary Shares on assumed exercise of stock options amounting to 1,100,000 shares for the three months ended June 30, 2004 were not included in the computation of diluted earnings per share since they would be anti-dilutive. Options to purchase 3,220,431 shares at June 30, 2004 and 7,137,887 shares at June 30, 2003 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Ordinary Shares.

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

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations data as a percentage of net revenue.

	Three Months Ended June 30,
	2004	2003
Net revenue	100.0%	100.0%
Cost of goods sold	55.8	54.1

Gross profit	44.2	45.9

Depreciation and amortization	4.9	5.2
Special items	—	(3.0)
Other SG&A expenses	40.3	35.3

Total SG&A expenses	45.2	37.5

Income (loss) from operations	(1.0)	8.4
Interest and other expense, net	1.8	2.0

Income (loss) before taxes	(2.8)	6.4
Provision (benefit) for income taxes	(0.5)	1.8

Net income (loss)	(2.3)	4.6

Items Affecting Comparability

During the first quarter of fiscal 2004, the Company settled its trademark counterfeiting and infringement litigation with Goody’s Family Clothing, Inc. and received a payment of $11,000 on August 1, 2003, in connection with the settlement. The Company recorded this settlement as a special item, which reduced selling, general and administrative expenses, and thereby increased income before taxes by $11,000, or $0.08 per share, during the first quarter of fiscal 2004.

Also during the first quarter of fiscal 2004, the Company reevaluated the level of price adjustments it previously provided for its retailers and recorded a change in accounting estimate, reducing its estimated accrual for such price adjustments, increasing net revenue, gross profit and income before taxes by approximately $9,000, or $0.06 per share.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Overview

The Company’s net revenue decreased 10.5% to $328,647 in the first quarter of fiscal 2005 compared to $367,208 in the first quarter last year. Net revenue decreased in the Wholesale segment due to lower volume, offset, in part, by higher average unit prices. This decrease was partially offset by increases in the Retail and Licensing segments due to higher volume. Within the Wholesale segment, decreases in the men’s, women’s and childrenswear components were due entirely to a revenue reduction in the U.S., partially offset by growth in Europe. Consolidated net revenue included revenue from Tommy Hilfiger Europe B.V. (“TH Europe”) of approximately $53,377 in the first quarter of fiscal 2005 compared to $36,827 in the first quarter of fiscal 2004. This increase from the prior year included approximately $3,010 resulting from the translation of the stronger Euro in fiscal 2005. The fluctuations in revenue of each of the Company’s segments are further described below in the Segment Operations section. Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Three Months Ended June 30,
	2004	2003	% Increase (Decrease)
Wholesale	$210,490	$263,968	(20.3)%
Retail	103,272	89,438	15.5%
Licensing	14,885	13,802	7.8%

Total	$328,647	$367,208	(10.5)%

Gross profit as a percentage of net revenue decreased to 44.2% for the three months ended June 30, 2004 from 45.9% in the corresponding period last year. Excluding the effect of the change in accounting estimate recorded in the first quarter of fiscal 2004, described above, the gross margin in the fiscal 2004 first quarter was 44.5%. The decrease in gross margin was due to a decrease in the gross margin of the Company’s Wholesale segment, partially offset by a higher contribution to total net revenue from the Company’s Retail and Licensing segments. Gross margin in the Wholesale segment decreased due to a decrease in gross margin in the U.S. which was partially offset by an increase in net revenue at TH Europe. TH Europe generates a higher gross margin than the Company’s domestic components. Partially offsetting the overall decrease in the Wholesale segment was an increase in net revenue from the Retail segment as compared to the same period a year ago. The Retail segment generates a higher gross margin than the Company’s consolidated gross margin. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses for the first quarter of fiscal 2005 increased to $148,456, or 45.2% of net revenue, from $137,494, or 37.5% of net revenue, in the first quarter of fiscal 2004. Selling, general and administrative expenses in fiscal 2004 were reduced by $11,000, representing the settlement of the Company’s trademark counterfeiting and infringement litigation with Goody’s Family Clothing, Inc., as described above. Excluding this special item, selling, general and administrative expenses remained essentially unchanged at $148,456 in the first quarter of fiscal 2005 compared to $148,494 in the first quarter of fiscal 2004. Decreases in the Wholesale segment and Corporate division selling, general and administrative expenses were essentially offset by an increase in expenses in the Retail segment. The decrease in the Wholesale segment expenses was caused by lower depreciation and variable expenses in the U.S. offset in part by increased expenses in the Europe wholesale division, incurred to support revenue growth. The reduction in expenses at the Corporate division was mainly attributable to lower incentive compensation. The increase in the Retail segment expenses was due to expenses of the Company’s non-U.S. subsidiaries, incurred to support a higher number of retail stores, partly offset by a decrease in the U.S. retail division due to the closing of four U.S. specialty stores in the fourth quarter of fiscal 2004 and 19 stores during the first quarter of fiscal 2004. As a percentage of net revenue, selling, general and administrative expenses, before special items, increased to 45.2% in the first quarter of fiscal 2005 from 40.4% of net revenue in the first quarter of fiscal 2004. The increase as a percentage of net revenue was mainly due to the decrease in net revenue when compared to last year.

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $9,640 and $10,670 for the three months ended June 30, 2004 and 2003, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Interest and other expense decreased from $8,638 in the first quarter of fiscal 2004 to $7,126 in the first quarter of fiscal 2005. This decrease was primarily due to the repayment in June 2003, upon maturity, of $151,091 principal amount of 6.50% notes which matured on June 1, 2003.

Interest income was essentially unchanged at $1,133 in the first quarter of fiscal 2004 compared to $1,046 in the first quarter of fiscal 2005. Lower interest rates earned on invested cash balances were essentially offset by higher average invested cash balances. Interest rates earned on invested cash balances for the three-month periods ended June 30, 2004 and 2003 were 0.98% and 1.12%, respectively.

The provision for income taxes for the first quarter of fiscal 2005 decreased to 18.5% of income before taxes from 27.8% in the corresponding period last year. This decrease was primarily attributable to the special item recorded in the first quarter of fiscal 2004, as well as the relative level of earnings in the various taxing jurisdictions to which the Company’s earnings are subject.

Segment Operations

The Company has three reportable segments: Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segment consists of the design and sourcing of men’s sportswear and jeanswear, women’s casualwear and jeanswear and childrenswear for wholesale distribution. The Retail segment is comprised of the operation of the Company’s outlet and specialty stores. The Licensing segment consists of the operations of licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying offices. Segment revenue is presented before the elimination of intercompany transactions.

Excluded from segment profits, however, are the vast majority of executive compensation expenses, certain marketing costs, amortization of intangibles, special items, interest costs, other corporate overhead and the provision for income taxes. Financial information for the Company’s reportable segments is as follows:

	Wholesale	Retail	Licensing	Total
Three Months Ended June 30, 2004
Total segment revenue	$210,490	$103,272	$29,331	$343,093
Segment profits (loss)	(16,394)	9,967	19,267	12,840
Segment profit (loss)%	(7.8)%	9.7%	65.7%	3.7%

Three Months Ended June 30, 2003
Total segment revenue	$263,968	$89,438	$28,632	$382,038
Segment profits	6,893	6,852	20,317	34,062
Segment profit %	2.6%	7.7%	71.0%	8.9%

Total segment revenue, segment profits and segment profits as a percentage of net revenue are non – Generally Accepted Accounting Principle (“GAAP”) financial measures. A reconciliation of segment revenue to consolidated net revenue is as follows:

	Three Months Ended June 30,
	2004	2003
Total Segment revenue	$343,093	$382,038
Intercompany revenue	(14,446)	(14,830)

Consolidated net revenue	$328,647	$367,208

Intercompany revenue represents buying agency commissions from consolidated subsidiaries, which is classified under Licensing for segment reporting purposes.

A reconciliation of segment profits to consolidated income before income taxes is as follows:

	Three Months Ended June 30,
	2004	2003
Segment profits	$12,840	$34,062
Corporate expenses not allocated	(16,092)	(14,071)
Special items	—	11,000
Interest expense, net	(6,080)	(7,505)

Consolidated income (loss) before income taxes	$(9,332)	$23,486

The Company believes that segment profits provide a meaningful basis to evaluate performance and allocate resources. In addition, management uses these measures for reviewing the core operating results of the Company and for budgetary planning purposes. The non-GAAP measures listed above may not be comparable to similarly titled measures used by the Company’s competitors or by other entities generally. Non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but are not a substitute for or superior to GAAP results.

Wholesale Segment. Wholesale segment net revenue decreased $53,478, or 20.3%, from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. Within the Wholesale segment, net revenue by component was as follows:

	Three Months Ended June 30,
	2004	2003
Menswear	$85,537	$102,207
Womenswear	97,211	109,558
Childrenswear	27,742	52,203

	$210,490	$263,968

Net revenue in the Wholesale segment decreased due to a decrease in net revenue of $64,861 in the U.S. wholesale division, due to lower volume partially offset by higher average unit prices in the U.S. during the first quarter of fiscal 2005 compared to the same period in the prior year. The lower volume was due to lower sales to the Company’s major customers as well as lower sales through the Company’s normal off-price channels. The higher average unit prices were driven by a higher percentage of regular price units sold as a percentage of total units in the first quarter of fiscal 2005 as compared to last year’s first quarter. Partially offsetting this decrease was an increase of $12,200 in net revenue of TH Europe, which benefited from growth in each of its components, particularly menswear and womenswear.

Wholesale segment profits decreased $23,287, from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. As a percentage of segment revenue, Wholesale segment loss was (7.8)% and segment profit was 2.6% for the first quarters of fiscal 2005 and 2004, respectively. Wholesale segment profits decreased due to the reduction in the Wholesale division net revenue discussed above, and a comparatively lower gross margin in the U.S. mainly due to higher costs associated with new product initiatives and the transition of the U.S. Young Men’s Jeans business to a new merchandising model. Also contributing to this decrease was the change in accounting estimate recorded in the first quarter of fiscal 2004, which had the effect of increasing segment profits by $9,000 in the fiscal 2004 first quarter. Partially offsetting this decrease was reduced selling, general and administrative expenses in the segment, mainly in the U.S. wholesale division, due to lower depreciation and amortization and variable expenses.

Retail Segment. Retail segment net revenue increased $13,884, or 15.5%, from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. The improvement in the current period was due to net revenue from stores opened since June 30, 2003. Retail stores opened since June 30, 2003 contributed net revenue of $12,662 during the quarter ended June 30, 2004, consisting of approximately $6,099 of revenue in the U.S. and $6,563 of non-U.S. revenue. At June 30, 2004, the Company operated 181 retail stores, consisting of 146 outlet stores and 35 specialty stores, compared to 157 stores consisting of 122 outlets and 35 specialty stores a year ago.

Retail segment profits increased $3,115, or 45.5%, from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. As a percentage of segment revenue, Retail segment profits were 9.7% and 7.7% for the first quarters of fiscal 2005 and 2004, respectively. In the U.S., operating profits and operating margin increased from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 due to reduced operating losses in the Company’s U.S. specialty retail division following the closings of four specialty stores during the fourth quarter of fiscal 2004 and the closure of 19 stores during the first quarter of fiscal 2004. In total, these stores generated revenue of $1,770 and operating losses of $1,961 for the three-month period ended June 30, 2003. Outside the U.S., operating profits and operating margin increased due to a higher gross margin, which offset higher operating expenses, as those non-U.S. divisions expand their retail businesses. Partially offsetting this increase was a decrease in U.S. outlet operating profits resulting from a lower gross margin due to higher markdowns experienced during the first quarter of fiscal 2005.

Licensing Segment. Licensing segment net revenue increased $699, or 2.4%, from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. The increase was primarily due to higher royalties earned from third-party licensees partly offset by lower buying agency commissions both from third parties and consolidated subsidiaries. Higher royalties earned from third-party licensees included, notably, the Company’s geographic license in Japan, licenses for optical and sunglasses, footwear in Europe and fragrance, partially offset by the loss of royalties associated with the men’s underwear business which was taken in-house on June 1, 2003. New products introduced under licenses entered into during the first quarter of fiscal 2005 and 2004 contributed a de minimus amount of revenue during those respective periods.

Licensing segment profits decreased by $1,050, or 5.2%, from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. This decrease was principally due to higher operating costs, offset in part by an increase in segment revenue described above. As a percentage of segment revenue, Licensing segment profits were 65.7% and 71.0% for the quarters ended June 30, 2004 and 2003, respectively.

Forward Outlook

As previously disclosed, the Company expects full year fiscal 2005 revenue to decline from that of fiscal 2004 in the high single digit percentage range. The Company expects earnings per share for the full year fiscal 2005 to decline in the mid-teen percentage range from fiscal 2004 earnings per share, excluding special items in each case.

In the Wholesale segment, revenue is forecast to be lower for fiscal year 2005 in the mid-teen percentage range, reflecting contraction in the U.S. by approximately 25%, partially offset by double-digit growth in Europe.

Within the Wholesale segment, menswear is expected to decline in the high-teen percentage range for full year fiscal 2005 from $571,678 in fiscal year 2004. Womenswear is expected to decline in the mid-single digit percentage range from $572,198 in fiscal 2004, due principally to market factors affecting the U.S. Juniors Jeans division. Childrenswear is expected to decline by approximately 40% from $243,694 in fiscal 2004, due entirely to declines in U.S. orders.

In the Retail segment, revenue is projected to grow in the mid-teen percentage range in fiscal 2005 from $425,744 in fiscal 2004, mainly due to revenue from new store openings in Europe, Canada and the U.S. The Company anticipates opening approximately 25 outlet stores and six specialty stores worldwide in fiscal 2005, including those stores opened in the first quarter.

Licensing segment revenue is expected to be slightly higher than the $62,483 reported for fiscal 2004, with higher international royalties and commissions offset by lower royalty revenue from U.S. licenses.

The Company is planning capital expenditures for fiscal 2005 of approximately $70,000 in support of its retail store program, ongoing worldwide facilities improvements, and selected expansion and maintenance of its in-store shops and fixtured areas program. The Company is currently pursuing certain opportunities to consolidate and enhance its facilities, however, which could result in non-recurring charges of approximately $4,000 before taxes, or $0.03 per share, in the remainder of fiscal 2005. In addition, such transactions could require additional capital expenditures of between $10,000 and $15,000 in fiscal 2005.

As disclosed in the Form 10-K, the Company is a tax resident of Barbados and therefore is entitled to the benefits of an income tax treaty between Barbados and the United States. In July 2004, the United States and Barbados signed a protocol to the treaty, which is now subject to the approval of the U.S. Senate and the government of Barbados. Approvals are not assured and their timing is uncertain. If the protocol is approved in its current form, it would eliminate the benefits that the Company is entitled to under the treaty, which would materially increase the Company’s future tax payments and reduce the Company’s net income and cash flow. If the protocol were to become effective as of January 1, 2005, the Company estimates that its net income for the fiscal year ending March 31, 2005 would be reduced by approximately $3,000, or $0.03 per share.

Liquidity and Capital Resources

Cash provided by operations continues to be the Company’s primary source of funds to finance operating needs, capital expenditures and debt service. Capital expenditures relate to construction of additional retail stores and maintenance or selective expansion of the Company’s in-store shop and fixtured area program, as well as improvements in facilities and information systems. The Company’s sources of liquidity are cash on hand, cash from operations and the Company’s available credit.

The Company’s cash and cash equivalents balance increased $22,087 from $414,548 at March 31, 2004 to $436,635 at June 30, 2004. This increase was principally due to cash provided by operating activities offset, in part, by cash used in investing activities. In the first three months of fiscal 2005, the Company generated net cash from operating activities of $37,421, consisting of $10,864 of net income excluding non-cash items, and $26,557 of seasonal changes in working capital, reflecting a decrease in accounts receivable offset, in part, by an increase in inventory and a decrease in accrued liabilities. Cash used in investing activities related to capital expenditures of $15,630 which were made principally in support of the expansion of the European business as well as the Company’s retail store openings and maintenance and expansion of the Company’s in-store shop and fixtured area program in the U.S., and the purchase of short-term investments of $3,635. Cash provided by financing activities primarily related to the issuance of Ordinary Shares under the Company’s employee stock option program. A more detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

As of June 30, 2004, the Company’s principal debt facilities consisted of $200,000 of the 2008 Notes, $150,000 of the 2031 Bonds and the Credit Facility. The Notes were issued by TH USA and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

The Credit Facility, which is guaranteed by THC, consists of an unsecured $300,000 TH USA three-year revolving credit facility, expiring on July 1, 2005, of which up to $175,000 may be used for direct borrowings. The Company intends to seek renewal of its revolving credit facility on terms similar to those of the Credit Facility. The Credit Facility is available for letters of credit, working capital and other general corporate purposes. As of June 30, 2004, $145,047 of the available borrowings under the Credit Facility had been used to open letters of credit, including $30,870 for inventory purchased that are included in current liabilities and $114,177 related to commitments to purchase inventory. There were no direct borrowings outstanding under the Credit Facility as of June 30, 2004.

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

The Company was in compliance with all covenants in respect of the Notes and the Credit Facility as of, and for the twelve-month period ended, June 30, 2004.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $125,000 at June 30, 2004, for working capital or trade financing purposes. As of June 30, 2004, $32,989 of available borrowings under these facilities had been used to open letters of credit, including $6,052 for inventory purchased that is included in current liabilities and $26,937 related to commitments to purchase inventory. There were no short-term borrowings as of June 30, 2004 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.4% for the three-month period ended, June 30, 2004.

The Company’s credit facilities provide for the issuance of letters of credit without restriction on cash balances.

The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay long-term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions. No interest rate hedging contracts were in place as of June 30, 2004.

The Company expects to fund its cash requirements for current operations for fiscal 2005 and the foreseeable future from available cash balances, internally generated funds and borrowings available under the Company’s credit facilities. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

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

Exchange Rates

The Company received United States dollars for approximately 77% of its product sales for the three months ended June 30, 2004. Substantially all inventory purchases from contract manufacturers throughout the world are also denominated in United States dollars; however, purchase prices for the Company’s products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company’s cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company’s inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or anticipated cash flows. These include the purchase of inventory, capital expenditures, collection of foreign royalty payments and certain intercompany commitments. The Company enters into forward contracts, generally with maturities of up to 15 months, to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. At June 30, 2004, the Company had contracts to exchange foreign currencies, principally the Japanese yen, the Canadian dollar and the Euro, having a total notional amount of $73,449. The unrealized gain associated with these contracts at June 30, 2004 was not significant. Gains or losses on such forward contracts are recognized in other comprehensive income on a mark-to-market basis and, ultimately, in earnings at the time the underlying hedge transaction is completed or recognized in earnings.

Recently Issued Accounting Standards

There were no recently issued accounting standards that the Company believes will have a material effect on its financial position, its results of operations or its cash flows.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks and uncertainties, including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry generally and the Company’s customers, distributors, licensees and franchisees in particular; changes in trends in the market segments and geographic areas in which the Company competes; the level of demand for the Company’s products; actions by our major customers or existing or new competitors; the effect of the Company’s strategy to reduce U.S. distribution in order to bring supply and demand into balance; changes in currency and interest rates; changes in applicable tax laws, regulations and treaties (including the U.S./Barbados treaty) and changes in economic or political conditions or trade regulations in the markets where the Company sells or sources its products; the effects of any consolidation of the Company’s facilities, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the sections entitled “Liquidity and Capital Resources” and “Exchange Rates” in Item 2 above, which sections are incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Sections 204.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Sections 240.13a-15(d) or 240.15d-15(d) of the Exchange Act, that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their businesses. In the opinion of the Company’s management, based on advice of counsel, the resolution of these matters will not have a material effect on its financial position, its results of operations or its cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Letter Agreement between TH USA and Joel Newman dated July 28, 2004

11	Computation of Net Income Per Ordinary Share

31.1	Certification of the principal executive officer pursuant to Rule 13a - 14 (a) or Rule 15d – 14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the principal financial officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Exchange Act

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

During the quarter ended June 30, 2004, the Company submitted the following Current Reports on Form 8-K with the Securities and Exchange Commission:

(1)	The Company submitted a Current Report on Form 8-K, dated April 5, 2004, announcing that Joel J. Horowitz will continue to serve as Executive Chairman of the Company pursuant to a new employment agreement.

(2)	The Company submitted a Current Report on Form 8-K, dated June 9, 2004, describing its financial results for the fourth quarter and full fiscal year ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

TOMMY HILFIGER CORPORATION

Date: August 6, 2004	By:	/s/ David F. Dyer
David F. Dyer
Chief Executive Officer and President
(Principal Executive Officer)
Tommy Hilfiger Corporation

Date: August 6, 2004	By:	/s/ Joseph Scirocco
Joseph Scirocco
Chief Financial Officer, Senior Vice
President and Treasurer
(Principal Financial Officer)
Tommy Hilfiger Corporation

EXHIBIT INDEX

Exhibit Number	Description
10.1	Letter Agreement between TH USA and Joel Newman dated July 28, 2004

11	Computation of Net Income Per Ordinary Share

31.1	Certification of the principal executive officer pursuant to Rule 13a - 14 (a) or Rule 15d – 14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the principal financial officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Exchange Act

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350