Form 10-Q/A
period 2004-06-30
HILFIGER TOMMY CORP
filed 2005-11-18
CIK 888747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐     Yes   ☒ No

Ordinary Shares, $0.01 par value per share, outstanding as of October 31, 2005: 92,146,434

TOMMY HILFIGER CORPORATION

INDEX TO FORM 10-Q/A

June 30, 2004

Explanatory Statement

Restatement of previously issued financial statements

On September 29, 2005, the Company concluded that previously issued financial statements contained errors regarding income taxes, lease accounting and certain other items and has restated its prior year financial statements and each of the quarters within fiscal 2004, and the first quarter of fiscal 2005.

For a further discussion of the restatement, including the related impact on each of the restated periods, see Note 3 to the Condensed Consolidated Financial Statements included in Item 1.

All amounts referenced in this Quarterly Report for fiscal 2004 and 2005 reflect the relevant amounts on a restated basis. The Company will not amend its Annual Reports on Form 10-K for the years ended March 31, 2001 through 2004, nor its Quarterly Reports on Form 10-Q for quarterly periods from April 1, 2003 through December 31, 2003. The previously issued financial statements for each of those periods should no longer be relied upon. Concurrent with this filing, the Company has also filed its Quarterly Reports on Form 10-Q for the second and third quarters of fiscal 2005, and its Annual Report on Form 10-K for the year ended March 31, 2005. All amounts referenced in these filings reflect the relevant amounts on a restated basis.

PART I - FINANCIAL INFORMATION (Unaudited)

		Page
Item 1	Financial Statements

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2004 and 2003 (as restated)	4

	Condensed Consolidated Balance Sheets as of June 30, 2004 and March 31, 2004 (as restated)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2004 and 2003 (as restated)	6

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2004 and the year ended March 31, 2004 (as restated)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4	Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	34

Item 6	Exhibits and Reports on Form 8-K	34

Signatures		35

Cautionary Statement Regarding Forward-Looking Information for the purpose of “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks and uncertainties, many of which are beyond our control including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry generally and the Company’s customers, distributors and licensees in particular; changes in trends in the market segments and geographic areas in which the Company competes; the level of demand for the Company’s products; actions by our major customers or existing or new competitors; the effect of the Company’s strategy to reduce U.S. distribution in order to bring supply and demand into balance; changes in currency and interest rates; changes in applicable tax laws, regulations and treaties and changes in economic or political conditions or trade regulations in the markets where the Company sells or sources its products, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (including those set forth under the heading “Risk Factors” in Part I, Item 1 of that document). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1 - FINANCIAL STATEMENTS

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Three Months Ended June 30,
(Unaudited)	2004	2003
	(as restated)	(as restated)
Net revenue	$328,847	$367,483
Cost of goods sold	183,449	198,723

Gross profit	145,398	168,760

Depreciation and amortization	17,127	20,022
Other selling, general and administrative expenses	131,832	117,843

Total selling, general and administrative expenses	148,959	137,865

Income (loss) from operations	(3,561)	30,895
Interest and other expense	7,162	8,675
Interest income	1,046	1,133

Income (loss) before income taxes	(9,677)	23,353
Provision (benefit) for income taxes	(965)	6,911

Net income (loss)	$(8,712)	$16,442

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.10)	$0.18

Weighted average shares outstanding	91,317	90,580

Diluted earnings (loss) per share	$(0.10)	$0.18

Weighted average shares and share equivalents outstanding	91,317	90,667

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)	June 30, 2004	March 31, 2004
	(as restated)	(as restated)
Assets
Current assets
Cash and cash equivalents	$436,635	$414,548
Short-term investments	31,140	27,533
Accounts receivable	77,903	193,172
Inventories	240,575	207,302
Deferred tax assets	37,731	39,109
Other current assets	39,213	34,270

Total current assets	863,197	915,934
Property and equipment, at cost, less accumulated depreciation and amortization	235,013	241,677
Intangible assets, subject to amortization	7,538	7,749
Intangible assets, not subject to amortization	634,087	634,920
Goodwill	236,483	238,148
Other assets	9,739	9,486

Total Assets	$1,986,057	$2,047,914

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$530	$738
Accounts payable	21,266	32,718
Accrued expenses and other current liabilities	189,808	233,273

Total current liabilities	211,604	266,729
Long-term debt	351,446	351,474
Deferred tax liability	205,513	205,675
Other liabilities	17,301	16,865
Shareholders’ equity
Preference Shares, $0.01 par value-shares authorized 5,000,000; none issued	—	—
Ordinary Shares, $0.01 par value-shares authorized 150,000,000; issued 97,941,098 and 97,499,276 shares, respectively	979	975
Capital in excess of par value	620,613	615,691
Retained earnings	547,346	556,058
Accumulated other comprehensive income	92,486	95,678
Treasury shares, at cost: 6,192,600 Ordinary Shares	(61,231)	(61,231)

Total shareholders’ equity	1,200,193	1,207,171

Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$1,986,057	$2,047,914

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended June 30,
(Unaudited)	2004	2003
	(as restated)	(as restated)
Cash flows from operating activities
Net income (loss)	$(8,712)	$16,442
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	17,989	20,465
Deferred taxes	1,525	2,723
Changes in operating assets and liabilities
Decrease (increase) in assets
Accounts receivable	113,246	95,926
Inventories	(33,837)	(35,816)
Other assets	(2,490)	(16,704)
Increase (decrease) in liabilities
Accounts payable	(11,322)	(25,634)
Accrued expenses and other liabilities	(37,587)	(21,625)

Net cash provided by operating activities	38,812	35,777

Cash flows from investing activities
Purchases of property and equipment	(16,657)	(12,021)
Purchase of short-term investments, net	(3,635)	(20,751)

Net cash used in investing activities	(20,292)	(32,772)

Cash flows from financing activities
Payments of long-term debt	(238)	(151,378)
Proceeds from the exercise of employee stock options	4,165	44
Short-term bank borrowings (repayments), net	—	(62)

Net cash provided by (used in) financing activities	3,927	(151,396)
Effect of exchange rates on cash	(360)	1,451

Net increase (decrease) in cash	22,087	(146,940)
Cash and cash equivalents, beginning of period	414,548	420,826

Cash and cash equivalents, end of period	$436,635	$273,886

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollar amounts in thousands)

	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares	Total shareholders’ equity
(Unaudited)	Outstanding (1)	Amount
Balance, March 31, 2003 (as reported)	90,578,712	$968	$606,836	$443,171	$53,631	$(61,231)	$1,043,375
Prior period adjustments (see Note 3)	—	—	—	(17,933)	—	—	(17,933)

Balance, March 31, 2003 (as restated)	90,578,712	968	606,836	425,238	53,631	(61,231)	1,025,442
Net income	—	—	—	130,820	—	—	130,820
Foreign currency translation	—	—	—	—	41,171	—	41,171
Change in fair value of hedging instruments	—	—	—	—	876	—	876
Exercise of employee stock options	727,964	7	8,183	—	—	—	8,190
Tax benefits from exercise of stock options	—	—	672	—	—	—	672

Balance, March 31, 2004 (as restated)	91,306,676	975	615,691	556,058	95,678	(61,231)	1,207,171
Net loss	—	—	—	(8,712)	—	—	(8,712)
Foreign currency translation	—	—	—	—	(3,649)	—	(3,649)
Change in fair value of hedging instruments	—	—	—	—	457	—	457
Exercise of employee stock options	441,822	4	4,161	—	—	—	4,165
Tax benefits from exercise of stock options	—	—	761	—	—	—	761

Balance, June 30, 2004 (Unaudited) and as restated	91,748,498	$979	$620,613	$547,346	$92,486	$(61,231)	$1,200,193

(1)	Net of Treasury Shares.

Comprehensive income consists of net income (loss), foreign currency translation and unrealized gains and losses on hedging instruments and totaled $(11,904) for the three months ended June 30, 2004 and $172,867 for the fiscal year ended March 31, 2004.

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared by Tommy Hilfiger Corporation (“THC” or the “Company”; unless the context indicates otherwise, all references to the “Company” include THC and its subsidiaries) in a manner consistent with that used in the preparation of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, as concurrently filed with the Securities and Exchange Commission (the “Form 10-K”). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of only normal and recurring adjustments (except for the change in accounting estimate described in Note 4, and the restatement adjustments described in Note 3), necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

At June 30, 2004, the Company had four stock-based employee compensation plans, which are described more fully in Note 15 to the Consolidated Financial Statements included in the Form 10-K. No stock-based employee compensation expense is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	For the Three Months Ended June 30,
	2004	2003
Net income (loss), as reported	$(8,712)	$16,442
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,785)	(1,879)

Pro forma net income (loss)	$(10,497)	$14,563

Earnings (loss) per share
Basic - as reported	$(0.10)	$0.18
Basic - pro forma	$(0.11)	$0.16
Diluted - as reported	$(0.10)	$0.18
Diluted - pro forma	$(0.11)	$0.16

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

Note 3 – Restatement of Previously Issued Financial Statements

The Company has restated its prior year financial statements for certain tax, lease accounting and other items as detailed below. The accompanying financial statements reflect a decrease of $345 and $133 to pretax income for the three month periods ended June 30, 2004 and 2003, respectively, and a decrease of $1,106 and $512 to net income for the three month periods ended June 30, 2004 and 2003, respectively. Additionally, the Company recorded a $17,933 reduction to Retained earnings as of March 31, 2003.

Tax Items

In connection with responding to the United States Attorney’s Office for the Southern District of New York (“USAO”) investigation (see Note 10), the Company performed a comprehensive review of its income tax accounting. This review, which was done under the direction of a Special Committee of the Board of Directors, identified certain questions about Hong Kong tax matters. In May 2005, the Company initiated discussions with the Hong Kong Inland Revenue Department (“IRD”) in an effort to resolve any issues concerning whether its wholly-owned subsidiary, Tommy Hilfiger (Eastern Hemisphere) Limited (“THEH”) is subject to profits tax in Hong Kong, and if so, the portion of THEH’s income that is subject to that tax. The Company now believes that its previously issued financial statements should have contained provisions for profits tax in Hong Kong and has restated its financial statements by recording additional income tax provisions of $840, and $914 for the three month periods ended June 30, 2004 and 2003, respectively, and a decrease to the March 31, 2003 retained earnings of $12,984.

During fiscal 2003, the State of New Jersey instituted an Alternative Minimum Assessment (“AMA”). The Company included the AMA in its provisions for income taxes, and began to make related tax payments to the state. In December 2004, the Company determined that the AMA was not properly applied and that the Company’s obligations for AMA were less than previously recorded. The Company has since discussed the matter with the State of New Jersey to validate its understanding of the law along with its application and has filed for refunds of the amounts previously paid. The Company has corrected its financial statements by reversing the related income tax provisions of $731 for each of the three month periods ended June 30, 2004 and 2003.

In addition, the Company has corrected its income tax provisions for certain intercompany expense allocations and certain other tax matters by recording additional income tax (benefits) provisions of ($711) and $140 for the three month periods ended June 30, 2004 and 2003, respectively, and a $13,379 net decrease to retained earnings as of March 31, 2003.

Lease Accounting

On February 7, 2005 the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants regarding certain specific lease accounting issues. As a result of that letter, the Company initiated a review of the Company’s lease accounting practices. Management and the Audit Committee of the Company’s Board of Directors determined that the Company was incorrectly accounting for certain lease accounting matters, including rent holiday periods and the classification of landlord incentives along with the related amortization. The Company has accordingly restated its financial statements as described below.

Previously, the Company had recorded straight-line rent expense for certain store operating leases beginning with the commencement date of store operations rather than the lease commencement date. Rent expense was not consistently recognized during rent holidays, occupancy periods before the store openings, or certain leasehold build-out periods. As a result of correcting its policy, the Company has adjusted its financial statements for the three month periods ended June 30, 2004 and 2003 by increasing rent expense with a corresponding reduction in operating income of $121 and $505, respectively, decreasing net income by $139 and $434, respectively, and decreasing retained earnings at March 31, 2003 by $1,918.

Previously, the Company had recorded tenant allowances (amounts received from a landlord to fund leasehold improvements) as a reduction of property and equipment. These amounts should have been recorded as a deferred lease incentive liability. The amortization of these landlord incentives was originally recorded as a reduction in depreciation expense rather than as a reduction of rent expense. In addition, the statements of cash flow had originally reflected these incentives as a reduction of capital expenditures within cash flows from investing activities rather than as cash flows from operating activities. While these adjustments have no effect on pretax or net income, the Company has corrected its income statement classification of these expenses by decreasing rent expense, with a corresponding increase to depreciation expense of $924 for each of the three month periods ended June 30, 2004 and 2003. The balance sheets as of June 30, 2004 and March 31, 2004 have been adjusted to cumulatively reflect all current and prior year activity as increases to property and equipment, at cost, net of accumulated depreciation and amortization with a corresponding increase to Accrued expenses (deferred lease incentive liabilities) of $8,810 and $8,657, respectively. The statements of cash flows for the three month periods ended June 30, 2004 and 2003 have been adjusted to reflect increases to Depreciation and amortization of $897 and $924, respectively, increases to Purchases of property and equipment of $1,050 and $841, respectively, and decreases to Accrued expenses and other liabilities of $153 and $83, respectively.

The Company has also reviewed the accounting for its participation in the design and construction of one of its retail stores during fiscal 2002. Under the guidance of The Financial Accounting Standard Board’s Emerging Issues Task Force (“EITF”) Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” the Company has concluded that its historical accounting did not fully reflect its participation in the construction of that store, which should have included additional construction costs of $1,500 with offsetting imputed debt. As a result of adjusting the original cost and related imputed debt, the Company has adjusted its financial statements for the three month periods ended June 30, 2004 and 2003 by recording a decrease to rent expense of $120 and $119, respectively, an increase to interest expense of $36 and $37, respectively, and an increase to net income of $52 and $51, respectively. In fiscal 2003, the Company recorded an asset impairment of its fixed assets related to this store. Accordingly, the remaining value of $1,456 attributable to this adjustment was likewise written off effective in fiscal 2003.

Other Items

The Company identified certain other accrued liabilities, allowances and inventory reserves that had accumulated over a period of years and that were in excess of amounts required. The Company has corrected its financial statements for the three month periods ended June 30, 2004 and 2003, by (decreasing) increasing pretax income by ($308) and $289 respectively, (decreasing) increasing net income by ($199) and $194, respectively, and increasing retained earnings at March 31, 2003 by $9,145.

In addition, the Company has reclassified its cash flow activity to reflect the impact of foreign exchange rates on cash as a separate component of the consolidated statements of cash flows.

A summary of the impact of the restatements noted above, on the Company’s consolidated balance sheets as of June 30, 2004 and March 31, 2004, and the consolidated statements of operations and cash flows for the three months ended June 30, 2004 and 2003 are as follows:

	June 30, 2004
	As Previously Reported	Tax Matters	Lease Accounting Adjustments	Other Items	As Restated
Consolidated Balance Sheet
Accounts receivable	$73,045	$—	$—	$4,858	$77,903
Inventories	239,575	—	—	1,000	240,575
Deferred tax assets	55,041	(13,320)	—	(3,990)	37,731
Other current assets	41,484	—	(2,271)	—	39,213
Total current assets	876,920	(13,320)	(2,271)	1,868	863,197
Property & equipment	226,203	—	8,810	—	235,013
Goodwill	236,908	(425)	—	—	236,483
Total Assets	1,991,395	(13,745)	6,539	1,868	1,986,057
Current portion of long-term debt	497	—	33	—	530
Accrued expenses and other current liabilities	162,457	24,789	10,723	(8,161)	189,808
Total current liabilities	184,220	24,789	10,756	(8,161)	211,604
Long-term debt	350,060	—	1,386	—	351,446
Deferred tax liability	219,250	(13,737)	—	—	205,513
Retained earnings	567,717	(24,797)	(5,603)	10,029	547,346
Shareholders’ equity	1,220,564	(24,797)	(5,603)	10,029	1,200,193
Total Liabilities and Equity	1,991,395	(13,745)	6,539	1,868	1,986,057

	March 31, 2004
	As Previously Reported	Tax Matters	Lease Accounting Adjustments	Other Items	As Restated
Consolidated Balance Sheet
Accounts receivable	$188,514	$—	$—	$4,658	$193,172
Inventories	206,302	—	—	1,000	207,302
Deferred tax assets	56,419	(13,320)	—	(3,990)	39,109
Other current assets	36,342	—	(2,072)	—	34,270
Total current assets	929,658	(13,320)	(2,072)	1,668	915,934
Property & equipment	233,020	—	8,657	—	241,677
Goodwill	238,573	(425)	—	—	238,148
Total Assets	2,053,406	(13,745)	6,585	1,668	2,047,914
Current portion of long term-debt	705	—	33	—	738
Accrued expenses and other current liabilities	207,190	23,951	10,768	(8,636)	233,273
Total current liabilities	240,613	23,951	10,801	(8,636)	266,729
Long-term debt	350,080	—	1,394	—	351,474
Deferred tax liability	219,412	(13,737)	—	—	205,675
Retained earnings	575,323	(23,959)	(5,610)	10,304	556,058
Shareholders’ equity	1,226,436	(23,959)	(5,610)	10,304	1,207,171
Total Liabilities and Equity	2,053,406	(13,745)	6,585	1,668	2,047,914

	Three Months Ended June 30, 2004
	As Previously Reported	Tax Matters	Lease Accounting Adjustments	Other Items	As Restated
Consolidated Statement of Operations
Net revenue	$328,647	$—	$—	$200	$328,847
Cost of good sold	183,443	—	—	6	183,449
Gross profit	145,204	—	—	194	145,398
Depreciation & amortization	16,229	—	898	—	17,127
Other selling, general and administrative expenses	132,227	—	(896)	501	131,832
Total operating expenses	148,456	—	2	501	148,959
Income from operations	(3,252)	—	(2)	(307)	(3,561)
Interest and other expense	7,126	—	36	—	7,162
Income before taxes	(9,332)	—	(38)	(307)	(9,677)
Provision for income taxes	(1,726)	820	49	(108)	(965)
Net income (loss)	(7,606)	(820)	(87)	(199)	(8,712)
Net income (loss) per share - diluted	(0.08)	(0.01)	—	—	(0.10)

	Three Months Ended June 30, 2003
	As Previously Reported	Tax Matters	Lease Accounting Adjustments	Other Items	As Restated
Consolidated Statement of Operations
Net revenue	$367,208	$—	$—	$275	$367,483
Gross profit	168,485	—	—	275	168,760
Depreciation & amortization	19,053	—	924	45	20,022
Other selling, general and administrative expenses	118,441	—	(538)	(60)	117,843
Total operating expenses	137,494	—	386	(15)	137,865
Income from operations	30,991	—	(386)	290	30,895
Interest and other expense	8,638	—	37	—	8,675
Income before taxes	23,486	—	(423)	290	23,353
Provision for income taxes	6,532	323	(40)	96	6,911
Net income	16,954	(323)	(383)	194	16,442
Net income per share - diluted	0.19	—	—	—	0.18

	Three Months Ended June 30, 2004
	As Previously Reported	Tax Matters	Lease Accounting Adjustments	Other Items	As Restated
Consolidated Statement of Cash Flows
Net income	$(7,606)	$(838)	$(30)	$(238)	$(8,712)
Depreciation & amortization	17,092	—	897	—	17,989
Deferred taxes	1,378	—	—	147	1,525
Accounts receivable	113,445	—	—	(199)	113,246
Inventories	(33,837)	—	—	—	(33,837)
Other assets	(5,562)	—	199	2,873	(2,490)
Accounts payable	(11,452)	—	—	130	(11,322)
Accrued expenses and other liabilities	(36,037)	838	(8)	(2,380)	(37,587)
Net cash provided by operating activities	37,421	—	1,058	333	38,812
Purchases of property and equipment	(15,630)	—	(1,050)	23	(16,657)
Net cash used in investing activities	(19,265)	—	(1,050)	23	(20,292)
Payment of long-term debt	(234)	—	(8)	4	(238)
Net cash used in financing activity	3,931	—	(8)	4	3,927
Effect of exchange rates on cash	—	—	—	(360)	(360)
Net increase in cash	22,087	—	—	—	22,087

	Three Months Ended June 30, 2003
	As Previously Reported	Tax Matters	Lease Accounting Adjustments	Other Items	As Restated
Consolidated Statement of Cash Flows
Net income	$16,954	$(323)	$(383)	$194	$16,442
Depreciation & amortization	19,496	—	924	45	20,465
Deferred taxes	2,847	2	—	(126)	2,723
Accounts receivable	96,406	—	—	(480)	95,926
Inventories	(35,723)	—	—	(93)	(35,816)
Other assets	(16,970)	—	351	(85)	(16,704)
Accounts payable	(27,636)	—	—	2,002	(25,634)
Accrued expenses and other liabilities	(19,074)	321	(43)	(2,829)	(21,625)
Net cash provided by operating activities	36,300	—	849	(1,372)	35,777
Purchases of property and equipment	(11,216)	—	(841)	36	(12,021)
Net cash used in investing activities	(31,967)	—	(841)	36	(32,772)
Payment of long-term debt	(151,301)	—	(8)	(69)	(151,378)
Short-term bank borrowings (repayments), net	(16)	—	—	(46)	(62)
Net cash used in financing activity	(151,273)	—	(8)	(115)	(151,396)
Effect of exchange rates on cash	—	—	—	1,451	1,451
Net decrease in cash	(146,940)	—	—	—	(146,940)

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

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $125,000 at June 30, 2004, for working capital or trade financing purposes. As of June 30, 2004, $32,989 of available borrowings under these facilities had been used to open letters of credit, including $6,052 for inventory purchased that is included in current liabilities and $26,937 related to commitments to purchase inventory. There were no short-term borrowings as of June 30, 2004 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.4% for the three-month period ended June 30, 2004.

The Company’s credit facilities provide for issuance of letters of credit without restriction on cash balances.

Note 6 - Condensed Consolidating Financial Information

The Notes discussed in Note 5 were issued by TH USA and are fully and unconditionally guaranteed by THC. Accordingly, condensed consolidating balance sheets as of June 30, 2004 and March 31, 2004, and the related condensed consolidating statements of operations and cash flows for each of the three-month periods ended June 30, 2004 and 2003 are provided. The operations of TH USA, excluding its subsidiaries, consist of the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries. The non-guarantor subsidiaries of TH USA consist of the Company’s U.S. retail, licensing and other wholesale divisions, as well as the Company’s Canadian operations. Such operations contributed net revenue of $219,526 and $237,650 for the three-month periods ended June 30, 2004 and 2003, respectively. The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations, as well as the Company’s European operations. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA’s and THC’s results reflect 100% of the earnings of their respective subsidiaries in each of the years presented. In addition, they are presented on a restated basis as described in Note 3. See Note 5 for a description of certain restrictions on the ability of subsidiaries of THC to pay dividends to THC.

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$56,597	$278,172	$(5,922)	$328,847
Cost of goods sold	—	40,587	145,795	(2,933)	183,449

Gross profit	—	16,010	132,377	(2,989)	145,398

Depreciation and amortization	—	2,606	14,521	—	17,127
Other selling, general and administrative expenses	(581)	21,827	113,410	(2,824)	131,832

Total selling, general, and administrative expenses	(581)	24,433	127,931	(2,824)	148,959

Income (loss) from operations	581	(8,423)	4,446	(165)	(3,561)
Interest and other expense	—	7,003	159	—	7,162
Interest income	272	293	481	—	1,046
Intercompany interest expense (income)	(12,151)	9,591	2,560	—	—

Income (loss) before income taxes	13,004	(24,724)	2,208	(165)	(9,677)
Provision (benefit) for income taxes	4,558	(5,827)	304	—	(965)
Equity in net earnings of unconsolidated subsidiaries	(17,158)	10,249	—	6,909	—

Net income (loss)	$(8,712)	$(8,648)	$1,904	$6,744	$(8,712)

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2003

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$96,077	$279,619	$(8,213)	$367,483
Cost of goods sold	—	61,553	139,867	(2,697)	198,723

Gross profit	—	34,524	139,752	(5,516)	168,760

Depreciation and amortization	—	5,007	15,015	—	20,022
Other selling, general and administrative expenses	(1,051)	29,246	94,223	(4,575)	117,843

Total selling, general, and administrative expenses	(1,051)	34,253	109,238	(4,575)	137,865

Income (loss) from operations	1,051	271	30,514	(941)	30,895
Interest and other expense	—	8,665	10	—	8,675
Interest income	209	270	654	—	1,133
Intercompany interest expense (income)	(17,002)	23,952	(6,950)	—	—
Intercompany divided income (expense)	—	(15,000)	—	15,000	—

Income (loss) before income taxes	18,262	(17,076)	38,108	(15,941)	23,353
Provision (benefit) for income taxes	2,131	(4,969)	14,999	(5,250)	6,911
Equity in net earnings of unconsolidated subsidiaries	311	33,593	—	(33,904)	—

Net income (loss)	$16,442	$21,486	$23,109	$(44,595)	$16,442

Condensed Consolidating Balance Sheets

June 30, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$126,391	$103,965	$206,279	$—	$436,635
Short-term investments	—	—	31,140	—	31,140
Accounts receivable	—	9,711	68,192	—	77,903
Inventories	—	36,222	205,702	(1,349)	240,575
Deferred tax assets	—	23,189	14,542	—	37,731
Other current assets	945	13,289	24,979	—	39,213

Total current assets	127,336	186,376	550,834	(1,349)	863,197
Property, plant and equipment, at cost, less accumulated depreciation and amortization	—	112,155	122,858	—	235,013
Intangible assets, subject to amortization	—	—	7,538	—	7,538
Intangible assets, not subject to amortization	—	—	634,087	—	634,087
Goodwill	—	—	236,483	—	236,483
Investment in subsidiaries	536,020	1,101,226	206,177	(1,843,423)	—
Other assets	—	4,152	5,587	—	9,739

Total Assets	$663,356	$1,403,909	$1,763,564	$(1,844,772)	$1,986,057

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$164	$366	$—	$530
Accounts payable	—	5,625	15,641	—	21,266
Accrued expenses and other current liabilities	12,943	51,936	130,179	(5,250)	189,808

Total current liabilities	12,943	57,725	146,186	(5,250)	211,604
Intercompany payable (receivable)	(549,780)	493,940	55,843	(3)	—
Long-term debt	—	349,812	1,634	—	351,446
Deferred tax liability	—	(11,455)	216,968	—	205,513
Other liabilities	—	10,184	7,117	—	17,301
Shareholders’ equity	1,200,193	503,703	1,335,816	(1,839,519)	1,200,193

Total Liabilities and Shareholders’ Equity	$663,356	$1,403,909	$1,763,564	$(1,844,772)	$1,986,057

Condensed Consolidating Balance Sheets

March 31, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$126,120	$137,523	$150,905	$—	$414,548
Short-term investments	—	—	27,533	—	27,533
Accounts receivable	—	25,534	167,638	—	193,172
Inventories	—	33,337	175,146	(1,181)	207,302
Deferred tax assets	—	23,812	15,297	—	39,109
Other current assets	1,418	9,352	23,500	—	34,270

Total current assets	127,538	229,558	560,019	(1,181)	915,934
Property, plant and equipment, at cost, less accumulated depreciation and amortization	—	116,811	124,866	—	241,677
Intangible assets, subject to amortization	—	—	7,749	—	7,749
Intangible assets, not subject to amortization	—	—	634,920	—	634,920
Goodwill	—	—	238,148	—	238,148
Investment in subsidiaries	558,018	1,088,567	206,178	(1,852,763)	—
Other assets	—	4,273	5,213	—	9,486

Total Assets	$685,556	$1,439,209	$1,777,093	$(1,853,944)	$2,047,914

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$176	$562	$—	$738
Accounts payable	—	6,697	26,021	—	32,718
Accrued expenses and other current liabilities	9,304	90,592	138,627	(5,250)	233,273

Total current liabilities	9,304	97,465	165,210	(5,250)	266,729
Intercompany payable (receivable)	(530,919)	481,737	49,182	—	—
Long-term debt	—	349,830	1,644	—	351,474
Deferred tax liability	—	(11,462)	217,137	—	205,675
Other liabilities	—	10,049	6,816	—	16,865
Shareholders’ equity	1,207,171	511,590	1,337,104	(1,848,694)	1,207,171

Total Liabilities and Shareholders’ Equity	$685,556	$1,439,209	$1,777,093	$(1,853,944)	$2,047,914

Condensed Consolidating Statements of Cash Flows

Three Months Ended June 30, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(8,712)	$(8,648)	$1,904	$6,744	$(8,712)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	2,605	15,384	—	17,989
Deferred taxes	—	623	902	—	1,525
Non cash activity in investments in subsidiaries	17,158	(10,249)	—	(6,909)	—
Changes in operating assets and liabilities	(12,340)	(13,617)	53,802	165	28,010

Net cash provided by (used in) operating activities	(3,894)	(29,286)	71,992	—	38,812

Cash flows from investing activities
Purchases of property and equipment	—	(4,237)	(12,420)	—	(16,657)
Purchase of short-term investments, net	—	—	(3,635)	—	(3,635)

Net cash (used in) provided by investing activities	—	(4,237)	(16,055)	—	(20,292)

Cash flows from financing activities
Payments on long-term debt	—	(35)	(203)	—	(238)
Proceeds from the exercise of stock options	4,165	—	—	—	4,165

Net cash provided by (used in) financing activities	4,165	(35)	(203)	—	3,927
Effect of exchange rates on cash	—	—	(360)	—	(360)

Net increase (decrease) in cash	271	(33,558)	55,374	—	22,087
Cash and cash equivalents, beginning of period	126,120	137,523	150,905	—	414,548

Cash and cash equivalents, end of period	$126,391	$103,965	$206,279	$—	$436,635

Condensed Consolidating Statements of Cash Flows

Three Months Ended June 30, 2003

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$16,442	$21,486	$23,109	$(44,595)	$16,442
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	5,007	15,458	—	20,465
Deferred taxes	—	2,621	102	—	2,723
Non cash activity in investments in subsidiaries	(311)	(33,593)	—	33,904	—
Changes in operating assets and liabilities	(151,769)	186,314	(34,089)	(4,309)	(3,853)

Net cash provided by (used in) operating activities	(135,638)	181,835	4,580	(15,000)	35,777

Cash flows from investing activities
Purchases of property and equipment	—	(1,121)	(10,900)	—	(12,021)
Purchase of short-term investments, net	—	—	(20,751)	—	(20,751)

Net cash (used in) provided by investing activities	—	(1,121)	(31,651)	—	(32,772)

Cash flows from financing activities
Payments on long-term debt	—	(151,134)	(244)	—	(151,378)
Proceeds from the exercise of stock options	44	—	—	—	44
Repayments of short-term bank borrowings	—	—	(62)	—	(62)
Intercompany dividends (paid)	—	—	(15,000)	15,000	—

Net cash provided by (used in) financing activities	44	(151,134)	(15,306)	15,000	(151,396)
Effect of exchange rates on cash	—	—	1,451	—	1,451

Net increase (decrease) in cash	(135,594)	29,580	(40,926)	—	(146,940)
Cash and cash equivalents, beginning of period	162,575	28,493	229,758	—	420,826

Cash and cash equivalents, end of period	$26,981	$58,073	$188,832	$—	$273,886

Note 7 – Segment Reporting

During fiscal 2005, the Company reviewed its segment reporting and determined that certain operating components of its previously reported Wholesale segment no longer share similar economic characteristics, and should therefore no longer be aggregated. The previously reported Wholesale segment is now divided as U.S. Wholesale and International Wholesale segments. Previously reported segment data has been reclassified to conform to the new segment structure.

As defined and prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” and related interpretations, the Company has four reportable segments: U.S. Wholesale, International Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels. The U.S. and International Wholesale segments consist of the design and sourcing of men’s and women’s sportswear and activewear, jeanswear and childrenswear for wholesale distribution in their respective geographic region. The Retail segment reflects the operations of the Company’s outlet and specialty stores. The Licensing segment consists of the services related to licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying offices. The Company evaluates performance and allocates resources based on segment profits. The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Form 10-K. Income (loss) from operations or “Segment profits” are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses.

Business units that are not aggregated in the above mentioned reportable segments either do not qualify as a segment or do not meet the aggregation criteria of SFAS 131 and are included in Other. Other consists primarily of Corporate activity, including executive compensation, certain marketing costs, amortization and impairment of intangibles, and other corporate overhead. The Elimination balances represent the elimination of intercompany buying office commission revenue and intercompany royalty expense.

Financial information for the Company’s reportable segments is as follows:

	U.S. Wholesale	International Wholesale	Retail	Licensing	Other	Eliminations	Total
Three Months Ended June 30, 2004
Total segment revenue	$163,449	$47,241	$103,272	$29,331	$—	$(14,446)	$328,847
Income (loss) from operations	(1,719)	(14,880)	9,966	19,165	(28,753)	12,660	(3,561)
Depreciation and amortization	6,756	3,348	4,557	32	2,434	—	17,127
Three Months Ended June 30, 2003
Total segment revenue	$228,384	$35,859	$89,438	$28,632	$—	$(14,830)	$367,483
Income (loss) from operations	23,356	(16,415)	6,421	31,444	(28,700)	14,789	30,895
Depreciation and amortization	9,992	2,765	4,299	43	2,923	—	20,022

Note 8 – Retirement Plans

The Company maintains a supplemental executive retirement plan which provides certain members of senior management with a supplemental pension. The supplemental executive retirement plan is an unfunded plan for purposes of both the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974. See Note 14 to the Consolidated Financial Statements included in the Form 10-K for further description of the Company’s retirement plans.

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

Note 10 - Legal Matters

U.S. Attorney’s Office Investigation

On September 24, 2004, TH USA announced that it had received a grand jury subpoena issued by the USAO seeking documents generally related to domestic and/or international buying office commissions since 1990 and that certain of TH USA’s current and former employees had received subpoenas. Several domestic and international subsidiaries of the Company pay buying office commissions to THEH, a British Virgin Islands corporation which is a wholly-owned and consolidated subsidiary of the Company, pursuant to contracts to provide or otherwise secure through third parties certain services, including product development, sourcing, production scheduling and quality control functions. The USAO investigation was focused on the appropriateness of the commission rate paid by the Company’s subsidiaries to THEH, as well as other related tax matters.

In October 2004, the Board of Directors of the Company formed a Special Committee of independent directors to conduct an independent investigation into matters arising out of the governmental investigation. The Special Committee retained Debevoise & Plimpton LLP as legal counsel, with a team headed by Mary Jo White, former U.S. Attorney for the Southern District of New York. The Special Committee reported on its investigation to the Board in March 2005 and to the USAO in April 2005. The Special Committee found that the Company had a good faith basis for adopting the buying office commission rate paid by the Company’s subsidiaries to THEH. The Special Committee did identify certain questions about Hong Kong tax matters and supported the Company’s determination to engage the IRD in discussions regarding whether THEH was subject to profits tax in Hong Kong. The Special Committee made recommendations to the Company to enhance procedures for tax matters, including transfer pricing, and to review its buying office structure. The Company’s management has adopted all of the Special Committee’s recommendations.

After the Special Committee made its report, the Company in May 2005 initiated discussions with the USAO about the possible resolution of the investigation on a civil basis, and the Company also initiated discussions with the IRD in an effort to resolve any issues concerning whether THEH is subject to profits tax in Hong Kong.

        On August 10, 2005, the Company announced that it had resolved the previously announced investigation by executing a non-prosecution agreement with the USAO. The USAO has concluded that criminal tax charges are not warranted and closed its investigation. In addition, the USAO has agreed that it will not criminally prosecute TH USA, or its parent or affiliates for any offenses relating to underpayment of Hong Kong taxes as a result of activities attributed to THEH.

The non-prosecution agreement with the USAO is subject to certain understandings, including that TH USA file amended U.S. federal income tax returns for the fiscal years ending March 31, 2001 through 2004 reflecting a reduced buying office commission rate for those four years, adopt and implement the recommendations of the Special Committee of the Company’s Board of Directors, adopt and implement an effective ethics and compliance program, and provide information to the IRD for it to evaluate whether THEH or its Hong Kong subsidiary owe any Hong Kong taxes to the IRD. TH USA also agreed for a period of three years to provide the USAO, upon request, with information so that the USAO can monitor TH USA’s compliance with the agreement.

On August 22, 2005, TH USA filed the amended tax returns required under the non-prosecution agreement. As a result of the reduction in the buying office commission rate and other unrelated adjustments that were also reflected in the amended tax returns, TH USA paid approximately $15,400 in additional federal income taxes and $2,700 in interest for the four years covered by the amended tax returns, taking into account the effect of changes in other tax attributes, including net operating loss carry forwards.

As previously disclosed, the Company initiated discussions in May 2005 with the IRD with respect to the potential Hong Kong profits tax liability of THEH. In the course of these discussions, the Company made a settlement offer to the IRD to resolve this issue that was not accepted and discussions are ongoing. Accordingly, there can be no assurance as to the ultimate resolution of this matter, although the Company does not believe that the final resolution will have a material effect on the Company’s financial position.

Following the Company’s September 24th announcement of the investigation, approximately eleven purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, as well as certain current and former officers and directors of the Company. The Court has consolidated the purported shareholder class action lawsuits, and has appointed lead counsel and lead plaintiffs. The lead plaintiffs filed a consolidated, amended complaint on May 13, 2005. On August 1, 2005, the Company filed a motion to dismiss the complaint. On September 30, 2005, the Company and lead plaintiffs agreed to a new schedule, which the Company expects to be so ordered by the Court, pursuant to which lead plaintiffs filed a Second Consolidated Amended Complaint on October 31, 2005. The Company currently expects to file a new motion to dismiss by December 5, 2005, and that a hearing on such motion by the Company will be scheduled by the Court for early 2006. The Company intends to defend itself vigorously against plaintiffs’ claims. Since the case is in its very early stages, the Company is unable to predict its outcome. Accordingly, the Company has not recorded any provision for potential loss associated with this matter.

Other Matters

The Company and its subsidiaries are otherwise involved from time to time in routine other legal matters incidental to their business. In the opinion of the Company’s management, based on advice of counsel, the resolution of these other matters will not individually or in aggregate have a material effect on its financial position, results of operations or its cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

Restatement of Previously Issued Financial Statements

The Company has restated its prior year financial statements for certain tax, lease accounting and other items as detailed below. The accompanying financial statements reflect a decrease of $345 and $133 to pretax income for the three month periods ended June 30, 2004 and 2003, respectively, and a decrease of $1,106 and $512 to net income for the three month periods ended June 30, 2004 and 2003, respectively. Additionally, the Company recorded a $17,933 reduction to Retained earnings as of March 31, 2003.

Tax Items

In connection with responding to the United States Attorney’s Office for the Southern District of New York (“USAO”) investigation (see Note 10 to the Condensed Consolidating Financial Statements), the Company performed a comprehensive review of its income tax accounting. This review, which was done under the direction of a Special Committee of the Board of Directors, identified certain questions about Hong Kong tax matters. In May 2005, the Company initiated discussions with the Hong Kong Inland Revenue Department (“IRD”) in an effort to resolve any issues concerning whether its wholly-owned subsidiary, Tommy Hilfiger (Eastern Hemisphere) Limited (“THEH”) is subject to profits tax in Hong Kong, and if so, the portion of THEH’s income that is subject to that tax. The Company now believes that its previously issued financial statements should have contained provisions for profits tax in Hong Kong and has restated its financial statements by recording additional income tax provisions of $840, and $914 for the three month periods ended June 30, 2004 and 2003, respectively, and a decrease to the March 31, 2003 retained earnings of $12,984.

During fiscal 2003, the State of New Jersey instituted an Alternative Minimum Assessment (“AMA”). The Company included the AMA in its provisions for income taxes, and began to make related tax payments to the state. In December 2004, the Company determined that the AMA was not properly applied and that the Company’s obligations for AMA were less than previously recorded. The Company has since discussed the matter with the State of New Jersey to validate its understanding of the law along with its application and has filed for refunds of the amounts previously paid. The Company has corrected its financial statements by reversing the related income tax provisions of $731 for each of the three month periods ended June 30, 2004 and 2003.

In addition, the Company has corrected its income tax provisions for certain intercompany expense allocations and certain other tax matters by recording additional income tax (benefits) provisions of ($711) and $140 for the three month periods ended June 30, 2004 and 2003, respectively, and a $13,379 net decrease to retained earnings as of March 31, 2003.

Lease Accounting

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants regarding certain specific lease accounting issues. As a result of that letter, the Company initiated a review of the Company’s lease accounting practices. Management and the Audit Committee of the Company’s Board of Directors determined that the Company was incorrectly accounting for certain lease accounting matters, including rent holiday periods and the classification of landlord incentives along with the related amortization. The Company has accordingly restated its financial statements as described below:

Previously, the Company had recorded straight-line rent expense for certain store operating leases beginning with the commencement date of store operations rather than the lease commencement date. Rent expense was not consistently recognized during rent holidays, occupancy periods before the store openings, or certain leasehold build-out periods. As a result of correcting its policy, the Company has adjusted its financial statements for the three month periods ended June 30, 2004 and 2003 by increasing rent expense with a corresponding reduction in operating income of $121 and $505, respectively, decreasing net income by $139 and $434, respectively, and decreasing retained earnings at March 31, 2003 by $1,918.

Previously, the Company had recorded tenant allowances (amounts received from a landlord to fund leasehold improvements) as a reduction of property and equipment. These amounts should have been recorded as a deferred lease incentive liability. The amortization of these landlord incentives was originally recorded as a reduction in depreciation expense rather than as a reduction of rent expense. In addition, the statements of cash flow had originally reflected these incentives as a reduction of capital expenditures within cash flows from investing activities rather than as cash flows from operating activities. While these adjustments have no effect on pretax or net income, the Company has corrected its income statement classification of these expenses by decreasing rent expense, with a corresponding increase to depreciation expense of $924 for each of the three month periods ended June 30, 2004 and 2003. The balance sheets as of June 30, 2004 and March 31, 2004 have been adjusted to cumulatively reflect all current and prior year activity as increases to Property and equipment, at cost, net of accumulated depreciation and amortization with a corresponding increase to Accrued expenses (deferred lease incentive liabilities) of $8,810 and $8,657, respectively. The statements of cash flows for the three month periods ended June 30, 2004 and 2003 have been adjusted to reflect increases to Depreciation and amortization of $897 and $924, respectively, increases to Purchases of property and equipment of $1,050 and $841, respectively, and decreases to Accrued expenses and other liabilities of $153 and $83, respectively.

The Company has also reviewed the accounting for its participation in the design and construction of one of its retail stores during fiscal 2002. Under the guidance of EITF 97-10, “The Effect of Lessee Involvement in Asset Construction,” the Company has concluded that its historical accounting did not fully reflect its participation in the construction of that store, which should have included additional construction costs of $1,500 with offsetting imputed debt. As a result of adjusting the original cost and related imputed debt, the Company has adjusted its financial statements for the three month periods ended June 30, 2004 and 2003 by recording a decrease to rent expense of $120 and $119, respectively, an increase to interest expense of $36 and $37, respectively, and an increase to net income of $52 and $51, respectively. In fiscal 2003, the Company recorded an asset impairment of its fixed assets related to this store. Accordingly, the remaining value of $1,456 attributable to this adjustment was likewise written off effective in fiscal 2003.

Other Items

The Company identified certain other accrued liabilities, allowances and inventory reserves that had accumulated over a period of years and that were in excess of amounts required. The Company has corrected its financial statements for the three month periods ended June 30, 2004 and 2003, by (decreasing) increasing pretax income by ($308) and $289 respectively, (decreasing) increasing net income by ($199) and $194, respectively, and increasing retained earnings at March 31, 2003 by $9,145.

General

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes thereto in Item 1 above. All references to years relate to the fiscal year ended March 31st of such year.

Business Segments

During fiscal 2005, the Company reviewed its segment reporting and determined that certain operating components of its previously reported Wholesale segment no longer share similar long-term economic characteristics and should therefore no longer be aggregated. The previously reported Wholesale segment is now divided into U.S. Wholesale and International Wholesale segments. Previously reported segment data has been reclassified to conform to the new segment structure.

The Company has four reportable segments: U.S. Wholesale, International Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels or geographic regions. The U.S. and International Wholesale segments consist of the design and sourcing of men’s and women’s sportswear and activewear, jeanswear and childrenswear for wholesale distribution in their respective geographic regions. The Retail segment reflects the operations of the Company’s outlet and specialty stores. The Licensing segment consists of services related to licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying offices. The Company evaluates performance and allocates resources based on segment profits. Income (loss) from Operations (“Segment Profits”) is comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses.

Business units that are not aggregated in the above mentioned reportable segments either do not qualify as a segment or do not meet the aggregation criteria of SFAS 131 and are included in Other. Other consists primarily of Corporate activity, including executive compensation, certain marketing costs, amortization and impairment of intangibles and other corporate overhead. The Elimination balances represent the elimination of intercompany buying office commission revenue and intercompany royalty expense.

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations data as a percentage of net revenue:

	Three Months Ended June 30,
	2004	2003
Net revenue	100.0%	100.0%
Cost of goods sold	55.8	54.1

Gross profit	44.2	45.9
Depreciation and amortization	5.2	5.4
Other SG&A expenses	40.1	32.1

Total SG&A expenses	45.3	37.5

Income (loss) from operations	(1.1)	8.4
Interest and other expense, net	1.8	2.0

Income (loss) before taxes	(2.9)	6.4
Provision (benefit) for income taxes	(0.3)	1.9

Net income (loss)	(2.6)	4.5

Items Affecting Comparability

During the first quarter of fiscal 2004, the Company settled its trademark counterfeiting and infringement litigation with Goody’s Family Clothing, Inc. and received a payment of $11,000 on August 1, 2003, in connection with the settlement. The Company recorded this settlement as a reduction to selling, general and administrative expenses, and thereby increased income before taxes by $11,000 during the first quarter of fiscal 2004.

Also during the first quarter of fiscal 2004, the Company reevaluated the level of price adjustments it previously provided for its retailers and recorded a change in accounting estimate, reducing its estimated accrual for such price adjustments, increasing net revenue, gross profit and income before taxes by approximately $9,000.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Overview

The Company’s net revenue decreased 10.5% to $328,847 in the first quarter of fiscal 2005 compared to $367,483 in the first quarter of last year. Net revenue decreased in the U.S. Wholesale segment due to lower volume, offset, in part, by higher average unit prices. This decrease was partially offset by increases in the International Wholesale, Retail and Licensing segments due to higher volume. Consolidated net revenue included revenue from Tommy Hilfiger Europe B.V. (“TH Europe”) of approximately $53,377 in the first quarter of fiscal 2005 compared to $36,827 in the first quarter of fiscal 2004. This increase from the prior year included approximately $3,010 resulting from the translation of the stronger Euro in fiscal 2005. The fluctuations in revenue of each of the Company’s segments are further described below in the Segment Operations section. Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Three Months Ended June 30,
	2004	2003	% Increase (Decrease)
U.S. Wholesale	$163,449	$228,384	(28.4)%
International Wholesale	47,241	35,859	31.7%
Retail	103,272	89,438	15.5%
Licensing	14,885	13,802	7.8%

Total	$328,847	$367,483	(10.5)%

Gross profit as a percentage of net revenue decreased to 44.2% for the three months ended June 30, 2004 from 45.9% in the corresponding period last year. Excluding the effect of the change in accounting estimate recorded in the first quarter of fiscal 2004, described above, the gross margin in the fiscal 2004 first quarter was 44.5%. The decrease in gross margin was due to a decrease in the gross margin of the Company’s U.S. Wholesale segment, partially offset by a higher contribution to total net revenue from the Company’s International Wholesale, Retail and Licensing segments. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses for the first quarter of fiscal 2005 increased to $148,959, or 45.3% of net revenue, from $137,865, or 37.5% of net revenue, in the first quarter of fiscal 2004. Selling, general and administrative expenses in fiscal 2004 were reduced by $11,000, representing the settlement of the Company’s trademark counterfeiting and infringement litigation with Goody’s Family Clothing, Inc., as described above. Excluding this item, selling, general and administrative expenses remained essentially unchanged at $148,959 in the first quarter of fiscal 2005 compared to $148,865 in the first quarter of fiscal 2004. Decreases in the U.S. Wholesale segment and Corporate division selling, general and administrative expenses were essentially offset by increases in the International Wholesale and Retail segments. The decrease in the U.S. Wholesale segment expenses was caused by lower depreciation and variable expenses while increases in the International Wholesale were attributed to increased expenses incurred to support revenue growth. The reduction in expenses at the Corporate division was mainly attributable to lower incentive compensation. The increase in the Retail segment expenses was due to expenses of the Company’s non-U.S. subsidiaries, incurred to support a higher number of retail stores, partly offset by a decrease in the U.S. retail division due to the closing of four U.S. specialty stores in the fourth quarter of fiscal 2004 and 19 stores during the first quarter of fiscal 2004. The increase as a percentage of net revenue was mainly due to the decrease in net revenue when compared to last year.

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

Interest and other expense decreased from $8,675 in the first quarter of fiscal 2004 to $7,162 in the first quarter of fiscal 2005. This decrease was primarily due to the repayment in June 2003, upon maturity, of $151,091 principal amount of 6.50% notes which matured on June 1, 2003.

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

The provision for income taxes for the first quarter of fiscal 2005 decreased to 10.0% of income before taxes from 29.6% in the corresponding period last year. This decrease was primarily attributable to the litigation settlement (noted under Items Affecting Comparability) recorded in the first quarter of fiscal 2004, as well as the relative level of earnings in the various taxing jurisdictions in which the Company’s earnings are subject to tax.

Segment Operations

Financial information for the Company’s reportable segments is as follows:

	U.S. Wholesale	International Wholesale	Retail	Licensing	Other	Eliminations	Total
Three Months Ended June 30, 2004
Total segment revenue	$163,449	$47,241	$103,272	$29,331	$—	$(14,446)	$328,847
Income (loss) from operations	(1,719)	(14,880)	9,966	19,165	(28,753)	12,660	(3,561)
Operating Margin	(1.1%)	(31.5%)	9.7%	65.3%			(1.1%)

Three Months Ended June 30, 2003
Total segment revenue	$228,384	$35,859	$89,438	$28,632	$—	$(14,830)	$367,483
Income (loss) from operations	23,356	(16,415)	6,421	31,444	(28,700)	14,789	30,895
Operating Margin	10.2%	(45.8%)	7.2%	109.8%			8.4%

U.S. Wholesale Segment. Within the U.S. Wholesale segment, net revenue by component was as follows:

	Three Months Ended June 30,
	2004	2003
Menswear	$58,289	$82,001
Womenswear	81,398	96,981
Childrenswear	23,762	49,402

	$163,449	$228,384

Net revenue in the U.S. Wholesale segment decreased $64,935 due to lower volume partially offset by higher average unit prices during the first quarter of fiscal 2005 compared to the same period in the prior year. The lower volume was driven by lower orders from the Company’s major customers reflecting lower sales trends at retailers. In addition, the number of stores that the Company sells through has also been reduced. The higher average unit prices were driven by a higher percentage of regular price units sold as a percentage of total units in the first quarter of fiscal 2005 as compared to last year’s first quarter.

U.S. Wholesale segment profits decreased $25,075 from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. As a percentage of segment revenue, Wholesale segment loss was 1.1% and segment profit was 10.2% for the first quarters of fiscal 2005 and 2004, respectively. Segment profits decreased due to the reduction in net revenue discussed above, and a comparatively lower gross margin mainly due to higher costs associated with new product initiatives and the transition of the U.S.Young Men’s Jeans business to a new merchandising model. Also contributing to this decrease was the change in accounting estimate recorded in the first quarter of fiscal 2004, which had the effect of increasing segment profits by $9,000 in the fiscal 2004 first quarter. Partially offsetting this decrease was reduced selling, general and administrative expenses in the segment, mainly due to lower depreciation and amortization and variable expenses.

International Wholesale Segment. International Wholesale segment net revenue increased $11,382, or 31.7%, from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. Within the International Wholesale segment, net revenue by component was as follows:

	Three Months Ended June 30,
	2004	2003
Menswear	$27,304	$20,254
Womenswear	15,857	12,622
Childrenswear	4,080	2,983

	$47,241	$35,859

Net revenue increased primarily due to increased sales in Europe, which benefited from growth in each of its components, particularly menswear and womenswear. In addition, higher exchange rates in Europe and Canada contributed approximately $2,400 of the net revenue increase.

Segment loss decreased $1,535 from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. As a percentage of segment revenue, segment loss was (31.5)% and (45.8)% for the first quarters of fiscal 2005 and 2004, respectively. Segment loss decreased due to the increased revenue discussed above, partially offset by increased selling, general and administrative expenses incurred to support continued growth.

Retail Segment. Retail segment net revenue increased $13,834, or 15.5%, from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. The improvement in the current period was due to net revenue from stores opened since June 30, 2003. Retail stores opened since June 30, 2003 contributed net revenue of $12,662 during the quarter ended June 30, 2004, consisting of approximately $6,099 of revenue in the U.S. and $6,563 of non-U.S. revenue. At June 30, 2004, the Company operated 181 retail stores, consisting of 146 outlet stores and 35 specialty stores, compared to 157 stores consisting of 122 outlets and 35 specialty stores a year ago.

Retail segment profits increased $3,545, or 55.2%, from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. As a percentage of segment revenue, Retail segment profits were 9.7% and 7.2% for the first quarters of fiscal 2005 and 2004, respectively. In the U.S., operating profits and operating margin increased from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 due to reduced operating losses in the Company’s U.S. specialty retail division following the closings of four specialty stores during the fourth quarter of fiscal 2004 and the closure of 19 stores during the first quarter of fiscal 2004. In total, these stores generated revenue of $1,770 and operating losses of $1,961 for the three-month period ended June 30, 2003. Outside the U.S., operating profits and operating margin increased due to a higher gross margin, which offset higher operating expenses, as those non-U.S. divisions expand their retail businesses. Partially offsetting this increase was a decrease in U.S. outlet operating profits resulting from a lower gross margin due to higher markdowns experienced during the first quarter of fiscal 2005.

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

Licensing segment profits decreased by $12,279, or 39.1%, from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. This decrease was principally due to the settlement with Goody’s, mentioned above, and higher operating costs, offset in part by an increase in segment revenue described above. As a percentage of segment revenue, Licensing segment profits were 65.3% and 109.8% for the quarters ended June 30, 2004 and 2003, respectively.

Forward Outlook

Concurrent with this filing, the Company’s full year results for fiscal 2005 have been finalized and filed with the SEC on Form 10-K. Full year results for fiscal 2005 includes revenue, gross margin and net income of $1,780,770, $823,506 and $85,651, respectively. Further details and discussion of these results are included in that filing.

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

The Company’s cash and cash equivalents balance increased $22,087 from $414,548 at March 31, 2004 to $436,635 at June 30, 2004. This increase was principally due to cash provided by operating activities offset, in part, by cash used in investing activities. In the first three months of fiscal 2005, the Company generated net cash from operating activities of $38,812, consisting of $12,342 of net income excluding non-cash items, and $26,470 of seasonal changes in working capital, reflecting a decrease in accounts receivable offset, in part, by an increase in inventory and a decrease in accrued liabilities. Cash used in investing activities related to capital expenditures of $16,657 which were made principally in support of the expansion of the European business as well as the Company’s retail store openings and maintenance and expansion of the Company’s in-store shop and fixtured area program in the U.S., and the purchase of short-term investments of $3,635. Cash provided by financing activities primarily related to the issuance of Ordinary Shares under the Company’s employee stock option program. A more detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

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

The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay long-term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks. No interest rate hedging contracts were in place as of June 30, 2004.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2004, at the reasonable assurance level because of the material weakness described below.

Notwithstanding the existence of the material weakness described below, management has concluded that the condensed consolidated financial statements in this Form 10-Q/A fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the determination and reporting of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have adequate personnel to enable the Company to properly consider and apply generally accepted accounting principles for taxes, to ensure that the rationale for certain tax positions was adequately documented and appropriately communicated and ensure that effective oversight of the work performed by its outside tax advisors was exercised. Additionally, the Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and the related deferred income taxes and income taxes payable, including the monitoring of the differences between the tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred tax balances. Furthermore, the Company did not have effective controls to identify, evaluate and accurately record provisions for profits tax in Hong Kong. This control deficiency resulted in the restatement of the annual consolidated financial statements for 2004 and 2003, the interim condensed consolidated financial statements for the first quarter of 2005 and all quarters in 2004, as well as audit adjustments to the 2005 consolidated financial statements. Additionally, this control deficiency could result in the misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness and that this material weakness also existed at June 30, 2004.

Management’s Consideration of the Restatement

In coming to the conclusion that the Company’s disclosure controls and procedures were not effective as of June 30, 2004, management considered among other things, the restatement related to leases, other accrued liabilities, allowances and inventory reserves as disclosed in Note 3 to the accompanying condensed consolidated interim financial statements included in this Form 10-Q/A. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” paragraph 29 of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that these restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of these restatement adjustments on shareholders’ equity was not material on the financial statements of prior interim or annual periods; and (iii) that the Company decided to restate its previously issued financial statements solely because the cumulative impact of these adjustments, if recorded in the current period, would have been material to the current year’s reported net income, management concluded that these matters individually or in the aggregate do not constitute a material weakness.

Remediation

The Company has taken and is taking the following actions to address the material weakness in its tax function:

•	Increased the Company’s internal tax resources by hiring a Vice President of Taxation and a Tax Manager into newly created positions;

•	Retained new tax advisors and increased the level of involvement of outside external tax advisers pertaining to, among other things, the adequacy and design of the Company’s tax strategies and entity structure;

•	Retained a tax consultant with significant experience in managing corporate tax functions to review and complete documentation of critical procedures within the corporate tax department, specifically including documentation requirements, in order to strengthen the reliability and timeliness of the Company’s tax accounting and to prepare for internal control audits; and

•	Increased the level of review and discussion of significant tax matters and supporting documentation with senior finance management.

While the Company has responded to these weaknesses as described above, management concluded that its remediation was not complete as of March 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II

ITEM 1.	LEGAL PROCEEDINGS

U.S. Attorney’s Office Investigation

On September 24, 2004, TH USA announced that it had received a grand jury subpoena issued by the USAO seeking documents generally related to domestic and/or international buying office commissions since 1990 and that certain of TH USA’s current and former employees had received subpoenas. Several domestic and international subsidiaries of the Company pay buying office commissions to THEH, a British Virgin Islands corporation which is a wholly-owned and consolidated subsidiary of the Company, pursuant to contracts to provide or otherwise secure through third parties certain services, including product development, sourcing, production scheduling and quality control functions. The USAO investigation was focused on the appropriateness of the commission rate paid by the Company’s subsidiaries to THEH, as well as other related tax matters.

In October 2004, the Board of Directors of the Company formed a Special Committee of independent directors to conduct an independent investigation into matters arising out of the governmental investigation. The Special Committee retained Debevoise & Plimpton LLP as legal counsel, with a team headed by Mary Jo White, former U.S. Attorney for the Southern District of New York. The Special Committee reported on its investigation to the Board in March 2005 and to the USAO in April 2005. The Special Committee found that the Company had a good faith basis for adopting the buying office commission rate paid by the Company’s subsidiaries to THEH. The Special Committee did identify certain questions about Hong Kong tax matters and supported the Company’s determination to engage the IRD in discussions regarding whether THEH was subject to profits tax in Hong Kong. The Special Committee made recommendations to the Company to enhance procedures for tax matters, including transfer pricing, and to review its buying office structure. The Company’s management has adopted all of the Special Committee’s recommendations.

After the Special Committee made its report, the Company in May 2005 initiated discussions with the USAO about the possible resolution of the investigation on a civil basis, and the Company also initiated discussions with the IRD in an effort to resolve any issues concerning whether THEH is subject to profits tax in Hong Kong.

On August 10, 2005, the Company announced that it had resolved the previously announced investigation by executing a non-prosecution agreement with the USAO. The USAO has concluded that criminal tax charges are not warranted and closed its investigation. In addition, the USAO has agreed that it will not criminally prosecute TH USA, or its parent or affiliates for any offenses relating to underpayment of Hong Kong taxes as a result of activities attributed to THEH.

The non-prosecution agreement with the USAO is subject to certain understandings, including that TH USA file amended U.S. federal income tax returns for the fiscal years ending March 31, 2001 through 2004 reflecting a reduced buying office commission rate for those four years, adopt and implement the recommendations of the Special Committee of the Company’s Board of Directors, adopt and implement an effective ethics and compliance program, and provide information to the IRD for it to evaluate whether THEH or its Hong Kong subsidiary owe any Hong Kong taxes to the IRD. TH USA also agreed for a period of three years to provide the USAO, upon request, with information so that the USAO can monitor TH USA’s compliance with the agreement. TH USA has now filed the amended tax returns required under the non-prosecution agreement.

On August 22, 2005, TH USA filed the amended tax returns required under the non-prosecution agreement. As a result of the reduction in the buying office commission rate and other unrelated adjustments that were also reflected in the amended tax returns, TH USA paid approximately $15.4 million in additional federal income taxes and $2.7 million in interest for the four years covered by the amended tax returns, taking into account the effect of changes in other tax attributes, including net operating loss carry forwards.

As previously disclosed, the Company initiated discussions in May 2005 with the IRD with respect to the potential Hong Kong profits tax liability of THEH. In the course of these discussions, the Company made a settlement offer to the IRD to resolve this issue that was not accepted and discussions are ongoing. Accordingly, there can be no assurance as to the ultimate resolution of this matter, although the Company does not believe that the final resolution will have a material effect on the Company’s financial position.

Following the Company’s September 24th announcement of the investigation, approximately eleven purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, as well as certain current and former officers and directors of the Company. The Court has consolidated the purported shareholder class action lawsuits, and has appointed lead counsel and lead plaintiffs. The lead plaintiffs filed a consolidated, amended complaint on May 13, 2005. On August 1, 2005, the Company filed a motion to dismiss the complaint. On September 30, 2005, the Company and lead plaintiffs agreed to a new schedule, which the Company expects to be so ordered by the Court, pursuant to which lead plaintiffs filed a Second Consolidated Amended Complaint on October 31, 2005. The Company currently expects to file a new motion to dismiss by December 5, 2005, and that a hearing on such motion by the Company will be scheduled by the Court for early 2006. The Company intends to defend itself vigorously against plaintiffs’ claims. Since the case is in its very early stages, the Company is unable to predict its outcome. Accordingly, the Company has not recorded any provision for potential loss associated with this matter.

Other Matters

The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their business. In the opinion of the Company’s management, based on advice of counsel, the resolution of these matters will not have a material effect on its financial position, its results of operations or its cash flows.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Letter Agreement between TH USA and Joel Newman dated July 28, 2004 (previously filed as Exhibit 10.1 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

11	Computation of Net Income Per Ordinary Share

31.1	Certification of the principal executive officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the principal financial officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Exchange Act

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

During the quarter ended June 30, 2004, the Company submitted the following Current Reports on Form 8-K with the Securities and Exchange Commission:

(1)	The Company submitted a Current Report on Form 8-K, dated April 5, 2004, announcing that Joel J. Horowitz will continue to serve as Executive Chairman of the Company pursuant to a new employment agreement.

(2)	The Company submitted a Current Report on Form 8-K, dated June 9, 2004, describing its financial results for the fourth quarter and full fiscal year ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

TOMMY HILFIGER CORPORATION

Date:	November 18, 2005	By:	/s/ David F. Dyer
David F. Dyer
Chief Executive Officer and President (Principal Executive Officer)
Tommy Hilfiger Corporation

Date:	November 18, 2005	By:	/s/ Joseph Scirocco
Joseph Scirocco
Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)
Tommy Hilfiger Corporation

EXHIBIT INDEX

Exhibit Number	Description
10.1	Letter Agreement between TH USA and Joel Newman dated July 28, 2004 (previously filed as Exhibit 10.1 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

11	Computation of Net Income Per Ordinary Share

31.1	Certification of the principal executive officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the principal financial officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Exchange Act

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350