Form 10-Q
period 2004-09-30
HILFIGER TOMMY CORP
filed 2005-11-18
CIK 888747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

Ordinary Shares, $0.01 par value per share, outstanding as of October 31, 2005: 92,146,434

TOMMY HILFIGER CORPORATION

INDEX TO FORM 10-Q

September 30, 2004

NOTE:	All financial statements and related disclosures related to periods within fiscal 2004 are presented on a restated basis (as described in Note 3 to the accompanying financial statements).

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

PART I

ITEM 1 - FINANCIAL STATEMENTS

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Six Months Ended September 30,		For the Three Months Ended September 30,
(Unaudited)	2004	2003	2004	2003
		(as restated)		(as restated)
Net revenue	$863,018	$915,705	$534,171	$548,222
Cost of goods sold	462,359	489,315	278,910	290,592

Gross profit	400,659	426,390	255,261	257,630

Depreciation and amortization	39,659	40,474	22,532	20,452
Other selling, general and administrative expenses	293,209	268,197	161,377	150,354

Total selling, general and administrative expenses	332,868	308,671	183,909	170,806

Income from operations	67,791	117,719	71,352	86,824
Interest and other expense	14,842	16,205	7,680	7,530
Interest income	2,472	1,871	1,426	738

Income before income taxes	55,421	103,385	65,098	80,032
Provision for income taxes	3,955	23,298	4,920	16,387

Net income	$51,466	$80,087	$60,178	$63,645

Earnings per share:
Basic earnings per share	$0.56	$0.88	$0.66	$0.70

Weighted average shares outstanding	91,545	90,595	91,773	90,610

Diluted earnings per share	$0.56	$0.88	$0.65	$0.70

Weighted average shares and share equivalents outstanding	92,434	90,857	92,450	91,046

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)	September 30, 2004	March 31, 2004
		(as restated)
Assets
Current assets
Cash and cash equivalents	$364,040	$414,548
Short-term investments	64,873	27,533
Accounts receivable	179,666	193,172
Inventories	256,246	207,302
Deferred tax assets	46,310	39,109
Other current assets	42,129	34,270

Total current assets	953,264	915,934
Property and equipment, at cost, less accumulated depreciation and amortization	232,919	241,677
Intangible assets, subject to amortization	7,325	7,749
Intangible assets, not subject to amortization	635,753	634,920
Goodwill	244,555	238,148
Other assets	11,506	9,486

Total Assets	$2,085,322	$2,047,914

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$493	$738
Accounts payable	29,217	32,718
Accrued expenses and other current liabilities	217,221	233,273

Total current liabilities	246,931	266,729
Long-term debt	344,106	351,474
Deferred tax liability	205,830	205,675
Other liabilities	18,700	16,865
Commitments and contingencies (Notes 11 and 12)

Shareholders’ equity
Preference Shares, $0.01 par value-shares authorized 5,000,000; none issued	—	—
Ordinary Shares, $0.01 par value-shares authorized 150,000,000; issued 98,006,323 and 97,499,276 shares, respectively	980	975
Capital in excess of par value	621,271	615,691
Retained earnings	607,524	556,058
Accumulated other comprehensive income	101,211	95,678
Treasury shares, at cost: 6,192,600 Ordinary Shares	(61,231)	(61,231)

Total shareholders’ equity	1,269,755	1,207,171

Total Liabilities and Shareholders’ Equity	$2,085,322	$2,047,914

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended September 30,
(Unaudited)	2004	2003
		(as restated)
Cash flows from operating activities
Net income	$51,466	$80,087
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	40,757	40,976
Deferred taxes	(7,217)	2,281
Changes in operating assets and liabilities
Decrease (increase) in assets
Accounts receivable	15,033	(6,346)
Inventories	(41,886)	(35,651)
Other assets	(12,303)	3,670
Increase (decrease) in liabilities
Accounts payable	(5,663)	(32,483)
Accrued expenses and other liabilities	(5,852)	6,768

Net cash provided by operating activities	34,335	59,302

Cash flows from investing activities
Purchases of property and equipment	(36,751)	(25,780)
Purchase of short-term investments, net	(37,340)	(34,496)
Acquisition of businesses, net of cash acquired	(7,462)	—

Net cash used in investing activities	(81,553)	(60,276)

Cash flows from financing activities
Payments of long-term debt	(8,048)	(151,599)
Proceeds from the exercise of employee stock options	4,727	653
Short-term bank borrowings (repayments), net	—	(20,108)

Net cash used in financing activities	(3,321)	(171,054)
Effect of exchange rate changes on cash	31	1,922

Net decrease in cash	(50,508)	(170,106)
Cash and cash equivalents, beginning of period	414,548	420,826

Cash and cash equivalents, end of period	$364,040	$250,720

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollar amounts in thousands)

	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares	Total shareholders’ equity
(Unaudited)	Outstanding (1)	Amount
Balance, March 31, 2003 (as reported)	90,578,712	$968	$606,836	$443,171	$53,631	$(61,231)	$1,043,375
Prior period adjustments (see Note 3)	—	—	—	(17,933)	—	—	(17,933)

Balance, March 31, 2003 (as restated)	90,578,712	968	606,836	425,238	53,631	(61,231)	1,025,442
Net income	—	—	—	130,820	—	—	130,820
Foreign currency translation	—	—	—	—	41,171	—	41,171
Change in fair value of hedging instruments	—	—	—	—	876	—	876
Exercise of employee stock options	727,964	7	8,183	—	—	—	8,190
Tax benefits from exercise of stock options	—	—	672	—	—	—	672

Balance, March 31, 2004 (as restated)	91,306,676	975	615,691	556,058	95,678	(61,231)	1,207,171
Net income	—	—	—	51,466	—	—	51,466
Foreign currency translation	—	—	—	—	6,448		6,448
Change in fair value of hedging instruments	—	—	—	—	(915)	—	(915)
Exercise of employee stock options	507,047	5	4,722	—	—	—	4,727
Tax benefits from exercise of stock options	—	—	858	—	—	—	858

Balance, September 30, 2004 (Unaudited)	91,813,723	$980	$621,271	$607,524	$101,211	$(61,231)	$1,269,755

(1)	Net of treasury shares

Comprehensive income consists of net income, foreign currency translation and unrealized gains and losses on hedging instruments and totaled $56,999 for the six months ended September 30, 2004, and $172,867 for the fiscal year ended March 31, 2004.

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared by Tommy Hilfiger Corporation (“THC” or the “Company”; unless the context indicates otherwise, all references to the “Company” include THC and its subsidiaries) in a manner consistent with that used in the preparation of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, as concurrently filed with the Securities and Exchange Commission (the “Form 10-K”). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of only normal and recurring adjustments (except for the change in accounting estimate described in Note 4, and the restatement adjustments as described in Note 3), necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating results for the six-month period ended September 30, 2004 are not necessarily indicative of the results that occurred for the fiscal year ending March 31, 2005, as the Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries as well as other factors. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

The financial statements for the six month and three-month periods ended September 30, 2004 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 2004, as presented, has been derived from the Consolidated Balance Sheet as of March 31, 2004 included in the Form 10-K.

Note 2 - Summary of Significant Accounting Policies

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

At September 30, 2004, the Company had four stock-based employee compensation plans, which are described more fully in Note 15 to the Consolidated Financial Statements included in the Form 10-K. No stock-based employee compensation expense is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	For the Six Months Ended September 30,
	2004	2003
Net income, as reported	$51,466	$80,087
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2,968)	(3,464)

Pro forma net income	$48,498	$76,623

Earnings per share:
Basic - as reported	$0.56	$0.88
Basic - pro forma	$0.53	$0.85
Diluted - as reported	$0.56	$0.88
Diluted - pro forma	$0.52	$0.84

Shipping and Handling Costs

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $22,457 and $25,025 for the six months ended September 30, 2004 and 2003, respectively, and $12,817 and $14,355 for the three months ended September 30, 2004 and 2003, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Recently Issued Accounts Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statements No. 123R, “Share-Based Payment” (“FAS 123R”), an amendment of FASB Statements No. 123 and 95. Under FAS 123R, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. The SEC has delayed the implementation date to fiscal years beginning on or after June 15, 2005. The Company anticipates adopting the provisions of FAS 123R beginning April 1, 2006.

In December 2004, the Emergency Issues Task Force (“EITF”) released Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. SFAS No. 131 states that the segments can be aggregated only if they have similar economic characteristics, and share a majority of the aggregation criteria (as listed in paragraph 17 of SFAS No. 131). During fiscal 2005, the Company determined that operating components of its previously reported Wholesale segment are no longer expected to share similar long term economic characteristics, and should therefore no longer be aggregated. The Company believes that its segment reporting is in compliance with this EITF.

Note 3 - Restatement of Previously Issued Financial Statements

The Company has restated its prior year financial statements for certain tax, lease accounting and other items as detailed below. The accompanying financial statements reflect a $1,128 and $995 decrease to pretax income for the six and three month periods ended September 30, 2003, respectively, and a $1,555 and $1,043 decrease to net income for the six and three month periods ended September 30, 2003, respectively. Additionally, the Company recorded a reduction to the March 31, 2003 retained earnings of $17,933.

Tax Items

In connection with responding to the United States Attorney’s Office for the Southern District of New York (“USAO”) investigation (see Note 11), the Company performed a comprehensive review of its income tax accounting. This review, which was done under the direction of a Special Committee of the Board of Directors, identified certain questions about Hong Kong tax matters. In May 2005, the Company initiated discussions with the Hong Kong Inland Revenue Department (“IRD”) in an effort to resolve any issues concerning whether its wholly-owned subsidiary, Tommy Hilfiger (Eastern Hemisphere) Limited (“THEH”) is subject to profits tax in Hong Kong, and if so, the portion of THEH’s income that is subject to that tax. The Company now believes that its previously issued financial statements should have contained provisions for profits tax in Hong Kong and has restated its financial statements by recording additional income tax provisions of $1,830 and $916 for and the six and three month periods ended September 30, 2003, respectively, and a decrease to the March 31, 2003 retained earnings of $12,984.

During fiscal 2003, the State of New Jersey instituted an Alternative Minimum Assessment (“AMA”). The Company included the AMA in its provisions for income taxes, and began to make related tax payments to the state. In December 2004, the Company determined that the AMA was not properly applied and that the Company’s obligations for AMA were less than previously recorded. The Company has since discussed the matter with the State of New Jersey to validate its understanding of the law along with its application and has filed for refunds of the amounts previously paid. The Company has corrected its financial statements by reversing the related income tax provisions of $1,462 and $731 for the six and three month periods ended September 30, 2003, respectively.

In addition, the Company has corrected its income tax provisions for certain intercompany expense allocations and certain other tax matters by recording additional income tax provisions of $281 and $141 for the six and three month periods ended September 30, 2003, respectively, and a $13,379 net decrease to retained earnings as of March 31, 2003.

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

In periods prior to the second quarter of fiscal 2005, the Company had recorded straight-line rent expense for certain store operating leases beginning with the commencement date of store operations rather than the lease commencement date. Rent expense was not consistently recognized during rent holidays, occupancy periods before the store openings, or certain leasehold build-out periods. As a result of correcting its policy, the Company has adjusted its financial statements by increasing rent expense with a corresponding reduction in operating income of $1,012 and $507 for the six and three month periods ended September 30, 2003, respectively, a decrease to net income of $870 and $436 for the six and three month periods ended September 30, 2003, respectively, and a decrease to retained earnings at March 31, 2003 of $1,918.

Previously, the Company had recorded tenant allowances (amounts received from a landlord to fund leasehold improvements) as a reduction of property and equipment. These amounts should have been recorded as a deferred lease incentive liability. The amortization of these landlord incentives was originally recorded as a reduction in depreciation expense rather than as a reduction of rent expense. In addition, the statements of cash flow had originally reflected these incentives as a reduction of capital expenditures within cash flows from investing activities rather than as cash flows from operating activities. While these adjustments have no effect on pretax or net income, the Company has corrected its income statement classification of these expenses by decreasing rent expense, with a corresponding increase to depreciation expense of $1,853 and $927 for the six and three month periods ended September 30, 2003. The balance sheet as of March 31, 2004, has been adjusted to cumulatively reflect all prior year activity as increases to property and equipment, at cost, net of accumulated depreciation and amortization, and a corresponding increase to Accrued expenses (deferred lease incentive liabilities) of $8,657. The statement of cash flows for the six month period ended September 30, 2003, has been adjusted to reflect an increase to Purchases of property and equipment of $1,801 an increase to depreciation and amortization of $1,853, and a decrease to Accrued expenses and other liabilities of $52.

The Company has also reviewed the accounting for its participation in the design and construction of one of its retail stores during fiscal 2002. Under the guidance of EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” the Company has concluded that its historical accounting did not fully reflect its participation in the construction of that store, which should have included additional construction costs of $1,500 with offsetting imputed debt. As a result of adjusting the original cost and related imputed debt, the Company has adjusted its financial statements for the six and three month periods ended September 30, 2003, by recording a decrease to rent expense of $238 and $119, respectively, an increase to interest expense of $73 and $37, respectively, and an increase to net income of $102 and $51, respectively. In fiscal 2003, the Company recorded an asset impairment of its fixed assets related to this store. Accordingly, the remaining value of $1,456 attributable to this adjustment was likewise written off effective in fiscal 2003.

Other Items

The Company identified certain other accrued liabilities, allowances and inventory reserves that had accumulated over a period of years and that were in excess of amounts required. The Company has corrected its financial statements for the six and three month periods ended September 30, 2003 by decreasing pretax income by $281 and $571, respectively, decreasing net income by $138 and $332, respectively, and increasing retained earnings at March 31, 2003 by $9,145.

In addition, the Company has reclassified its cash flow activity to reflect the impact of foreign exchange rates on cash as a separate component of the consolidated statements of cash flows.

A summary of the impact of the restatements noted above on the Company’s consolidated balance sheet as of March 31, 2004, consolidated statement of operations for the six and three month periods ended September 30, 2003 and consolidated statement of cash flows as of September 30, 2003 follows:

	March 31, 2004
Consolidated Balance Sheet	As Previously Reported	Tax Matters	Lease Accounting Adjustments	Other Items	As Restated
Accounts receivable	$188,514	$—	$—	$4,658	$193,172
Inventories	206,302	—	—	1,000	207,302
Deferred tax assets	56,419	(13,320)	—	(3,990)	39,109
Other current assets	36,342	—	(2,072)	—	34,270
Total current assets	929,658	(13,320)	(2,072)	1,668	915,934
Property & equipment	233,020	—	8,657	—	241,677
Goodwill	238,573	(425)	—	—	238,148
Total Assets	2,053,406	(13,745)	6,585	1,668	2,047,914
Current portion of long-term debt	705	—	33	—	738
Accrued expenses and other current liabilities	207,190	23,951	10,768	(8,636)	233,273
Total current liabilities	240,613	23,951	10,801	(8,636)	266,729
Long-term debt	350,080	—	1,394	—	351,474
Deferred tax liability	219,412	(13,737)	—	—	205,675
Retained earnings	575,323	(23,959)	(5,610)	10,304	556,058
Shareholders’ equity	1,226,436	(23,959)	(5,610)	10,304	1,207,171
Total Liabilities and Equity	2,053,406	(13,745)	6,585	1,668	2,047,914

	Six Months Ended September 30, 2003
Consolidated Statement of Operations	As Previously Reported	Tax Matters	Lease Accounting Adjustments	Other Items	As Restated
Net revenue	$915,155	$—	$—	$550	$915,705
Gross profit	425,840	—	—	550	426,390
Depreciation & amortization	38,576	—	1,853	45	40,474
Other selling, general and administrative expenses	279,490	—	(1,079)	(10,214)	268,197
Special items	(11,000)	—	—	11,000	—
Total operating expenses	307,066	—	774	831	308,671
Income from operations	118,774	—	(774)	(281)	117,719
Interest and other expense	16,132	—	73	—	16,205
Income before taxes	104,513	—	(847)	(281)	103,385
Provision for income taxes	22,871	649	(79)	(143)	23,298
Net income	81,642	(649)	(768)	(138)	80,087
Net income per share - diluted	0.90	(0.01)	(0.01)	—	0.88

	Three Months Ended September 30, 2003
Consolidated Statement of Operations	As Previously Reported	Tax Matters	Lease Accounting Adjustments	Other Items	As Restated
Net revenue	$547,947	$—	$—	$275	$548,222
Gross profit	257,355	—	—	275	257,630
Depreciation & amortization	19,523	—	929	—	20,452
Other selling, general and administrative expenses	161,049	—	(541)	(10,154)	150,354
Special items	(11,000)	—	—	11,000	—
Total operating expenses	169,572	—	388	846	170,806
Income from operations	87,783	—	(388)	(571)	86,824
Interest and other expense	7,494	—	36	—	7,530
Income before taxes	81,027	—	(424)	(571)	80,032
Provision for income taxes	16,339	326	(39)	(239)	16,387
Net income	64,688	(326)	(385)	(332)	63,645
Net income per share - diluted	0.71	—	—	—	0.70

	Six Months Ended September 30, 2003
Consolidated Statement of Cash Flows	As Previously Reported	Tax Matters	Lease Accounting Adjustments	Other Items	As Restated
Net income	$81,642	$(649)	$(768)	$(138)	$80,087
Depreciation & amortization	39,078	—	1,853	45	40,976
Deferred taxes	2,847	4	—	(570)	2,281
Accounts receivable	(5,750)	—	—	(596)	(6,346)
Inventories	(36,517)	—	—	866	(35,651)
Other assets	4,963	—	703	(1,996)	3,670
Accounts payable	(28,933)	—	—	(3,550)	(32,483)
Accrued expenses and other liabilities	1,914	645	28	4,181	6,768
Net cash provided by operating activities	59,244	—	1,816	(1,758)	59,302
Purchases of property and equipment	(24,060)	—	(1,801)	81	(25,780)
Net cash used in investing activities	(58,556)	—	(1,801)	81	(60,276)
Payment of long-term debt	(151,501)	—	(15)	(83)	(151,599)
Short-term bank borrowings (repayments), net	(19,946)	—	—	(162)	(20,108)
Net cash used in financing activity	(170,794)	—	(15)	(245)	(171,054)
Effect of exchange rates on cash	—	—	—	1,922	1,922
Net decrease in cash	(170,106)	—	—	—	(170,106)

Note 4 - Change in Accounting Estimate

During the first quarter of fiscal 2004, the Company reevaluated the level of price adjustments it previously provided for its retailers and reduced its estimated accrual for such price adjustments, increasing income before income taxes by approximately $9,000.

Note 5 - Acquisitions

During the second quarter of fiscal 2005, the Company acquired two European retail operations for an aggregate purchase price of $7,462. No intangible assets apart from goodwill were acquired in these transactions and accordingly, the excess purchase price of $4,662 has been entirely allocated to goodwill. Unaudited pro forma information related to these transactions has not been included as the effect of these acquisitions is not material to the consolidated results of the Company.

Note 6 - Debt Facilities

As of September 30, 2004, the Company’s principal debt facilities consisted of $192,470 of 6.85% notes maturing on June 1, 2008 (the “2008 Notes”), $150,000 of 9% bonds maturing on December 1, 2031 (the “2031 Bonds”) and a revolving credit facility which was to expire on July 1, 2005 (the “Credit Facility”). The 2008 Notes and the 2031 Bonds (collectively, the “Notes”) were issued by Tommy Hilfiger U.S.A. Inc., (“TH USA”) a subsidiary of THC, and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

During the quarter ended September 30, 2004, the Company repurchased $7,530 of the original $200,000 principal amount of the 2008 Notes in the open market.

The Credit Facility, which was guaranteed by THC, consisted of an unsecured $300,000 TH USA three-year revolving credit facility, expiring on July 1, 2005, of which up to $175,000 could have been used for direct borrowings. The Credit Facility was available for letters of credit, working capital and other general corporate purposes. As of September 30, 2004, $87,567 of the available borrowings under the Credit Facility had been used to open letters of credit, including $32,408 for inventory purchased that are included in current liabilities and $55,159 related to commitments to purchase inventory. There were no direct borrowings outstanding under the Credit Facility as of September 30, 2004.

The Credit Facility contained a number of covenants that, among other things, restricted the ability of subsidiaries of THC to dispose of assets, incur additional indebtedness, create liens on assets, pay dividends or make other payments in respect of capital stock, make investments, loans and advances, engage in transactions with affiliates, enter into certain sale and leaseback transactions, engage in mergers or consolidations or change the businesses conducted by them. The Credit Facility also restricted the ability of THC to create liens on assets or enter into certain sale and leaseback transactions. Under the Credit Facility, subsidiaries of THC could not pay dividends or make other payments in respect of capital stock to THC that, in the aggregate, exceeded 33% of the Company’s cumulative consolidated net income, commencing with the fiscal year ended March 31, 2002, plus $125,000, less certain deductions. In addition, under the Credit Facility, THC and TH USA were required to comply with and maintain specified financial ratios and meet certain tests (based on the Company’s consolidated financial results excluding the effects of changes in accounting principles generally accepted in the United States), including, without limitation, a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum consolidated net worth test.

As a result of a delay in furnishing financial information for the quarter ended September 30, 2004, the Company would have been in technical default of the Credit Facility covenants had waivers not been obtained. On November 16, 2004, the Company obtained waivers from the bank group, extending the deadline of its quarterly financial submissions until March 15, 2005. On March 14, 2005, the Company obtained an extension of the waivers until April 30, 2005.

On April 20, 2005, the Company terminated the Credit Facility, and entered into a new $150,000, cash-collateralized, 364-day, letter of credit facility (the “Letter of Credit Facility”) to be used for normal trade financing and other general purposes. No cash borrowings are available under the Letter of Credit Facility.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $155,837 at September 30, 2004, for working capital or trade financing purposes. As of September 30, 2004, $15,655 of available borrowings under these facilities had been used to open letters of credit, including $5,350 for inventory purchased that is included in current liabilities and $10,305 related to commitments to purchase inventory. There were no short-term borrowings as of September 30, 2004 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.31% for the six-month period ended September 30, 2004.

Note 7 - Condensed Consolidating Financial Information

The Notes discussed in Note 6 were issued by TH USA and are fully and unconditionally guaranteed by THC. Accordingly, condensed consolidating balance sheets as of September 30, 2004 and March 31, 2004, the related condensed consolidating statements of operations for each of the six-month and three-month periods ended September 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six-month periods ended September 30, 2004 and 2003 are provided. The operations of TH USA, excluding its subsidiaries, consist of the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries. The non-guarantor subsidiaries of TH USA consist of the Company’s U.S. retail, licensing and other wholesale divisions, as well as the Company’s Canadian operations. Such operations contributed net revenue of $502,097 and $529,985 for the six-month periods and $282,571 and $293,335 for the three-month periods ended September 30, 2004 and 2003, respectively. The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations, as well as the Company’s European operations. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA’s and THC’s results reflect 100% of the earnings of their respective subsidiaries in each of the years presented. In addition, they are presented on a restated basis as described in Note 3. See Note 6 for a description of certain restrictions on the ability of subsidiaries of THC to pay dividends to THC.

Condensed Consolidating Statements of Operations

Six Months Ended September 30, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$112,456	$763,020	$(12,458)	$863,018
Cost of goods sold	—	84,685	383,881	(6,207)	462,359

Gross profit	—	27,771	379,139	(6,251)	400,659

Depreciation and amortization	—	10,191	29,468	—	39,659
Other selling, general and administrative expenses	(714)	43,316	256,446	(5,839)	293,209

Total selling, general, and administrative expenses	(714)	53,507	285,914	(5,839)	332,868

Income (loss) from operations	714	(25,736)	93,225	(412)	67,791
Interest and other expense	—	14,234	608	—	14,842
Interest income	704	506	1,262	—	2,472
Intercompany interest expense (income)	(24,464)	19,374	5,090	—	—

Income (loss) before income taxes	25,882	(58,838)	88,789	(412)	55,421
Provision (benefit) for income taxes	3,566	(22,995)	23,384	—	3,955
Equity in net earnings of unconsolidated subsidiaries	29,150	15,974	—	(45,124)	—

Net income (loss)	$51,466	$(19,869)	$65,405	$(45,536)	$51,466

Condensed Consolidating Statements of Operations

Six Months Ended September 30, 2003

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$201,417	$730,913	$(16,625)	$915,705
Cost of goods sold	—	131,164	365,323	(7,172)	489,315

Gross profit	—	70,253	365,590	(9,453)	426,390

Depreciation and amortization	—	9,954	30,520	—	40,474
Other selling, general and administrative expenses	(1,439)	59,175	220,029	(9,568)	268,197

Total selling, general, and administrative expenses	(1,439)	69,129	250,549	(9,568)	308,671

Income (loss) from operations	1,439	1,124	115,041	115	117,719
Interest and other expense	—	16,143	62	—	16,205
Interest income	278	366	1,227	—	1,871
Intercompany interest expense (income)	(29,286)	43,589	(14,303)	—	—
Intercompany divided income	—	(15,000)	—	15,000	—

Income (loss) before income taxes	31,003	(43,242)	130,509	(14,885)	103,385
Provision (benefit) for income taxes	3,769	(15,069)	39,848	(5,250)	23,298
Equity in net earnings of unconsolidated subsidiaries	52,853	64,704	—	(117,557)	—

Net income (loss)	$80,087	$36,531	$90,661	$(127,192)	$80,087

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$55,859	$484,848	$(6,536)	$534,171
Cost of goods sold	—	44,098	238,086	(3,274)	278,910

Gross profit	—	11,761	246,762	(3,262)	255,261

Depreciation and amortization	—	7,585	14,947	—	22,532
Other selling, general and administrative expenses	(133)	21,489	143,036	(3,015)	161,377

Total selling, general, and administrative expenses	(133)	29,074	157,983	(3,015)	183,909

Income (loss) from operations	133	(17,313)	88,779	(247)	71,352
Interest and other expense	—	7,231	449	—	7,680
Interest income	432	213	781	—	1,426
Intercompany interest expense (income)	(12,313)	9,783	2,530	—	—

Income (loss) before income taxes	12,878	(34,114)	86,581	(247)	65,098
Provision (benefit) for income taxes	(992)	(17,169)	23,081	—	4,920
Equity in net earnings of unconsolidated subsidiaries	46,308	5,725	—	(52,033)	—

Net income (loss)	$60,178	$(11,220)	$63,500	$(52,280)	$60,178

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2003

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$105,340	$451,294	$(8,412)	$548,222
Cost of goods sold	—	69,611	225,456	(4,475)	290,592

Gross profit	—	35,729	225,838	(3,937)	257,630

Depreciation and amortization	—	4,947	15,505	—	20,452
Other selling, general and administrative expenses	(388)	29,929	125,806	(4,993)	150,354

Total selling, general, and administrative expenses	(388)	34,876	141,311	(4,993)	170,806

Income (loss) from operations	388	853	84,527	1,056	86,824
Interest and other expense	—	7,478	52	—	7,530
Interest income	69	96	573	—	738
Intercompany interest expense (income)	(12,284)	19,637	(7,353)	—
Intercompany dividend income (expense)	—	—	—	—	—

Income (loss) before income taxes	12,741	(26,166)	92,401	1,056	80,032
Provision (benefit) for income taxes	1,638	(10,100)	24,849	—	16,387
Equity in net earnings of unconsolidated subsidiaries	52,542	31,111	—	(83,653)	—

Net income (loss)	$63,645	$15,045	$67,552	$(82,597)	$63,645

Condensed Consolidating Balance Sheets

September 30, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$141,237	$74,486	$148,317	$—	$364,040
Short-term investments	—	—	64,873	—	64,873
Accounts receivable	—	8,521	171,145	—	179,666
Inventories	—	39,375	218,462	(1,591)	256,246
Deferred tax assets	—	41,805	4,505	—	46,310
Other current assets	473	2,586	39,070	—	42,129

Total current assets	141,710	166,773	646,372	(1,591)	953,264
Property, plant and equipment, at cost, less accumulated depreciation and amortization	—	109,313	123,606	—	232,919
Intangible assets, subject to amortization	—	—	7,325	—	7,325
Intangible assets, not subject to amortization	—	—	635,753	—	635,753
Goodwill	—	—	244,555	—	244,555
Investment in subsidiaries	590,818	1,107,285	206,177	(1,904,280)	—
Other assets	—	6,748	4,758	—	11,506

Total Assets	$732,528	$1,390,119	$1,868,546	$(1,905,871)	$2,085,322

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$120	$373	$—	493
Accounts payable	—	3,900	25,317	—	29,217
Accrued expenses and other current liabilities	10,336	56,812	155,322	(5,249)	217,221

Total current liabilities	10,336	60,832	181,012	(5,249)	246,931
Intercompany payable (receivable)	(547,563)	495,388	52,175	—	—
Long-term debt	—	342,301	1,805	—	344,106
Deferred tax liability	—	(11,462)	217,292	—	205,830
Other liabilities	—	10,480	8,220	—	18,700
Shareholders' equity	1,269,755	492,580	1,408,042	(1,900,622)	1,269,755

Total Liabilities and Shareholders’ Equity	$732,538	$1,390,119	$1,868,546	$(1,905,871)	$2,085,322

Condensed Consolidating Balance Sheets

March 31, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$126,120	$137,523	$150,905	$—	$414,548
Short-term investments	—	—	27,533	—	27,533
Accounts receivable	—	25,534	167,638	—	193,172
Inventories	—	33,337	175,146	(1,181)	207,302
Deferred tax assets	—	23,812	15,297	—	39,109
Other current assets	1,418	9,352	23,500	—	34,270

Total current assets	127,538	229,558	560,019	(1,181)	915,934
Property, plant and equipment, at cost, less accumulated depreciation and amortization	—	116,811	124,866	—	241,677
Intangible assets, subject to amortization	—	—	7,749	—	7,749
Intangible assets, not subject to amortization	—	—	634,920	—	634,920
Goodwill	—	—	238,148	—	238,148
Investment in subsidiaries	558,018	1,088,567	206,178	(1,852,763)	—
Other assets	—	4,273	5,213	—	9,486

Total Assets	$685,556	$1,439,209	$1,777,093	$(1,853,944)	$2,047,914

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$176	$562	$—	738
Accounts payable	—	6,697	26,021	—	32,718
Accrued expenses and other current liabilities	9,304	90,592	138,627	(5,250)	233,273

Total current liabilities	9,304	97,465	165,210	(5,250)	266,729
Intercompany payable (receivable)	(530,919)	481,737	49,182	—	—
Long-term debt	—	349,830	1,644	—	351,474
Deferred tax liability	—	(11,462)	217,137	—	205,675
Other liabilities	—	10,049	6,816	—	16,865
Shareholders' equity	1,207,171	511,590	1,337,104	(1,848,694)	1,207,171

Total Liabilities and Shareholders’ Equity	$685,556	$1,439,209	$1,777,093	$(1,853,944)	$2,047,914

Condensed Consolidating Statements of Cash Flows

Six Months Ended September 30, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$51,466	$(19,869)	$65,405	$(45,536)	$51,466
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	14,056	26,701	—	40,757
Deferred taxes	—	(1,597)	(5,620)	—	(7,217)
Non cash activity in investments in subsidiaries	(29,149)	(15,975)	—	45,124	—
Changes in operating assets and liabilities	(11,927)	(21,955)	(17,201)	412	(50,671)

Net cash provided by (used in) operating activities	10,390	(45,340)	69,285	—	34,335

Cash flows from investing activities
Purchases of property and equipment	—	(10,075)	(26,676)	—	(36,751)
Purchase of short-term investments, net	—	—	(37,340)	—	(37,340)
Acquisition of businesses, net of cash acquired	—	—	(7,462)	—	(7,462)

Net cash (used in) provided by investing activities	—	(10,075)	(71,478)	—	(81,553)

Cash flows from financing activities
Payments on long-term debt	—	(7,622)	(426)	—	(8,048)
Proceeds from the exercise of stock options	4,727	—	—	—	4,727

Net cash provided by (used in) financing activities	4,727	(7,622)	(426)	—	(3,321)
Effect of exchange rate changes on cash	—	—	31	—	31

Net increase (decrease) in cash	15,117	(63,037)	(2,588)	—	(50,508)
Cash and cash equivalents, beginning of period	126,120	137,523	150,905	—	414,548

Cash and cash equivalents, end of period	$141,237	$74,486	$148,317	$—	$364,040

Condensed Consolidating Statements of Cash Flows

Six Months Ended September 30, 2003

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$80,087	$36,531	$90,661	$(127,192)	$80,087
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	9,954	31,022	—	40,976
Deferred taxes	—	2,060	221	—	2,281
Non cash activity in investments in subsidiaries	(52,853)	(64,704)	—	117,557	—
Changes in operating assets and liabilities	(158,444)	199,737	(99,970)	(5,365)	(64,042)

Net cash provided by (used in) operating activities	(131,210)	183,578	21,934	(15,000)	59,302

Cash flows from investing activities
Purchases of property and equipment	—	(4,322)	(21,458)	—	(25,780)
Purchase of short-term investments, net	—	—	(34,496)	—	(34,496)

Net cash (used in) provided by investing activities	—	(4,322)	(55,954)	—	(60,276)

Cash flows from financing activities
Payments on long-term debt	—	(151,173)	(426)	—	(151,599)
Proceeds from the exercise of stock options	653	—	—	—	653
Repayments of short-term bank borrowings	—	—	(20,108)	—	(20,108)
Intercompany dividends	—	—	(15,000)	15,000	—

Net cash provided by (used in) financing activities	653	(151,173)	(35,534)	15,000	(171,054)
Effect of exchange rates on cash	—	—	1,922	—	1,922

Net increase (decrease) in cash	(130,557)	28,083	(67,632)	—	(170,106)
Cash and cash equivalents, beginning of period	162,575	28,493	229,758	—	420,826

Cash and cash equivalents, end of period	$32,018	$56,576	$162,126	$—	$250,720

Note 8 - Segment Reporting

During fiscal 2005, the Company reviewed its segment reporting and determined that certain operating components of its previously reported Wholesale segment no longer share similar long-term economic characteristics, and should therefore no longer be aggregated. The previously reported Wholesale segment is now divided as U.S. Wholesale and International Wholesale segments. Previously reported segment data has been reclassified to conform to the new segment structure.

As defined and prescribed by Statement of Financial Accounting Standards (“SFAS”) 131, “Disclosures about Segments of an Enterprise and Related Information” and related interpretations, the Company has four reportable segments: U.S. Wholesale, International Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels. The U.S. and International Wholesale segments consist of the design and sourcing of men’s and women’s sportswear and activewear, jeanswear and childrenswear for wholesale distribution in their respective geographic region. The Retail segment reflects the operations of the Company’s outlet and specialty stores. The Licensing segment consists of the services related to licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying offices. The Company evaluates performance and allocates resources based on segment profits. The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Form 10-K. Income (loss) from operations or “Segment profits” are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses.

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

Financial information for the Company’s reportable segments is as follows:

	U.S. Wholesale	International Wholesale	Retail	Licensing	Other	Eliminations	Total
Six Months Ended September 30, 2004
Total segment revenue	$352,414	$242,621	$233,100	$60,091	$—	$(25,208)	$863,018
Income (loss) from operations	(7,525)	36,789	26,361	38,906	(61,544)	34,804	67,791
Depreciation and amortization	18,023	7,058	9,333	64	5,181	—	39,659

Six Months Ended September 30, 2003
Total segment revenue	$486,350	$195,249	$204,544	$59,572	$—	$(30,010)	$915,705
Income (loss) from operations	43,203	26,746	19,824	53,582	(63,473)	37,837	117,719
Depreciation and amortization	20,088	5,271	9,320	86	5,709	—	40,474

	U.S. Wholesale	International Wholesale	Retail	Licensing	Other	Eliminations	Total
Three Months Ended September 30, 2004
Total segment revenue	$188,965	$195,380	$129,828	$30,760	$—	$(10,762)	$534,171
Income (loss) from operations	(5,805)	51,669	16,396	19,741	(32,791)	22,142	71,352
Depreciation and amortization	11,267	3,709	5,672	32	1,852	—	22,532

Three Months Ended September 30, 2003
Total segment revenue	$257,966	$159,390	$115,106	$30,940	$—	$(15,180)	$548,222
Income (loss) from operations	19,847	43,161	13,404	22,138	(34,773)	23,047	86,824
Depreciation and amortization	10,096	2,507	5,021	43	2,785	—	20,452

Note 9 - Retirement Plans

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

The components of net periodic benefit cost are as follows:

	Six Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Service cost	$481	$452	$240	$226
Interest cost	365	323	183	161
Amortization of prior service cost	154	154	77	77

Net periodic benefit cost	$1,000	$929	$500	$464

Note 10 - Earnings Per Share

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

A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

	Six Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Weighted average shares outstanding	91,545,000	90,595,000	91,773,000	90,610,000
Net effect of dilutive stock options based on the treasury stock method using average market price	889,000	262,000	677,000	436,000

Weighted average share and share equivalents outstanding	92,434,000	90,857,000	92,450,000	91,046,000

Options to purchase 4,115,082 shares at September 30, 2004 and 5,473,500 shares at September 30, 2003 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Ordinary Shares.

Note 11 - Legal Matters

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

Other Matters

The Company and its subsidiaries are otherwise involved from time to time in routine legal matters incidental to their business. In the opinion of the Company’s management, based on advice of counsel, the resolution of these matters will not individually or in aggregate have a material effect on its financial position, results of operations or its cash flows.

Note 12 - Tax Matters

THC is not taxed on income in the BVI, where it is incorporated. THC and its subsidiaries are subject to taxation in the jurisdictions in which they operate.

The Company is a tax resident of Barbados and therefore has been entitled to the benefits of an income tax treaty between Barbados and the United States. Under the treaty, interest income received by a tax resident of Barbados from a U.S. corporation was subject to U.S. withholding tax at a rate of 5%, rather than the 30% statutory U.S. withholding tax rate applicable to non-residents of treaty countries. In July 2004, the United States and Barbados signed a protocol to the treaty, which was ratified by the U.S. Senate and the government of Barbados, and became effective on February 1, 2005. Under the new protocol, interest payments made to THC will not be entitled to the reduced withholding tax rate and thus will be subject to the U.S. statutory withholding tax rate of 30%.

As discussed in Note 11, in connection with the resolution of the USAO investigation, the effect of adjusting the buying office commission rate for fiscal years 2001 through 2004 results in a tax provision in the second quarter of fiscal 2005 of approximately $12,000, after taking into account previously established reserves for this matter. As a result of the additional federal and state taxable income, the Company has reviewed its taxable income projections and has partially reversed certain valuation allowances of $13,626 and has recognized foreign tax credits of $15,935.

The Company’s Tommy Hilfiger trademarks are owned and held since 1992 by its subsidiary, Tommy Hilfiger Licensing, Inc. (“THLI”), a Delaware intangible holding company. THLI collects royalties from third parties and affiliated companies that use the Tommy Hilfiger trademarks. Over the past several years, unrelated to the Company’s particular situation, various state and local tax authorities have challenged the appropriate tax treatment of such intangible holding companies. As a result of recent judicial proceedings in New York and New Jersey concerning intangible holding companies that are unrelated to the Company, the Company has reassessed its potential exposure to state and local income taxes in New York and New Jersey concerning THLI. In September 2005, the Company entered into a closing agreement with the State of New Jersey. The Company is in discussions with the state and local authorities in New York concerning settling any remaining potential exposure. The Company has recorded a provision of $9,200 in the second quarter of fiscal 2005 for these potential settlements.

The Company is periodically examined by various federal, state and local and international taxing authorities. The tax years under examination vary by jurisdiction. The Company regularly considers the likelihood of assessments in each of the taxing jurisdictions and has established tax allowances which represent management’s best estimate of the potential assessments. The resolution of any of these tax matters could differ from the amount reserved. While that difference could be material to the results of operations and cash flows for any affected reporting period, it is not expected to have a material impact on consolidated financial position or consolidated liquidity.

Note 13 - Subsequent Events

Restatement of Previously Issued Financial Statements

On September 29, 2005, the Company concluded that previously issued financial statements contained errors regarding income taxes, lease accounting and certain other items and has restated accordingly. The net impact of all of these corrections is a $1,106 decrease to net income for the quarter ended June 30, 2004, a $1,332 decrease to fiscal 2004 net income, a $5,183 increase to fiscal 2003 net loss, a $8,994 and $7,954 decrease to net income for fiscal 2002 and 2001, respectively, and a $4,198 increase to the March 31, 2000 retained earnings.

Barbados Tax Treaty

As more fully described in Note 12, the Company is a tax resident of Barbados and therefore was entitled to the benefits of an income tax treaty between Barbados and the United States. In July 2004, the United States and Barbados signed a protocol to the treaty, which was ratified by the U.S. Senate in October 2004, and ratified by the government of Barbados in December 2004. As a result, the benefits the Company was entitled to under the treaty, which have contributed approximately $10,000 to net income for the full fiscal year 2005, have been eliminated as to future periods.

Acquisitions

On January 21, 2005, the Company, through its wholly owned subsidiary, Tommy Hilfiger International N.V., acquired the businesses and trademarks of Karl Lagerfeld, effected through the acquisition of 100% of the outstanding capital stock of Asian and Western Classics B.V., and Lagerfeld Gallery S.A.R.L (the “Acquired Entities”) for $27,520, which included both $898 of transaction costs and $10,811 of debt that was settled at closing. The Acquired Entities are in the business of designing, manufacturing and selling women’s and men’s ready-to-wear clothes, men’s and women’s footwear and accessories and certain home and apparel products worldwide, all under the Karl Lagerfeld name and related trademarks. The Company intends to leverage its existing marketing and distribution capabilities to further expand these brands internationally, as well as in the U.S. The Acquired Entities had net liabilities of $1,283. Of the resulting excess purchase price of $28,804, $15,500 has been allocated to trademarks, $16,337 has been allocated to goodwill, $2,700 has been allocated to license agreements and $5,733 has been allocated to deferred tax liabilities. The license agreements are being amortized over their estimated useful lives ranging from one to seven years. The trademarks are being amortized over a 20-year estimated useful life.

In April 2005, the Company, through its wholly-owned subsidiary, TH Europe B.V., acquired the rights to full distribution and management of the Tommy Hilfiger brand and products in Italy at a purchase price of approximately $22,000. The transaction includes the purchase of these rights from the existing unrelated distributor, Fincom SPA, and marks a transition whereby the Company will directly own and operate all Tommy Hilfiger business in Italy. The Company plans to expand the business in Italy through its International Wholesale and Retail segments. This opportunity provides the Company with greater direct control and impact over all areas of the business in Italy, including operations, sales and marketing.

New Credit Facility

On April 20, 2005, as more fully described in Note 6, the Company terminated its existing credit facility, and entered into a new $150,000 cash-collateralized, 364-day, letter of credit facility to be used for normal trade financing and other general purposes.

Sale of Buildings

In May 2005, the Company sold its office building at 485 Fifth Avenue in New York City for net proceeds of $45,900. The net book value of the building was $43,580 resulting in a gain on sale of $2,320.

In August 2005, the Company entered into an agreement to sell its office building at 25 West 39th Street in New York City for net proceeds of approximately $50,000. The net book value of this building is approximately $30,000, which is expected to result in a pretax gain on the sale of approximately $20,000. Although this transaction is expected to close during the third quarter of fiscal 2006, the timing of the recognition of the gain will depend upon the Company’s continuing involvement in the building and is not expected to be recognized until the first quarter of fiscal 2007.

Amended Tax Returns

As more fully described in Note 11, on August 22, 2005, the Company filed amended U.S. Federal income tax returns for fiscal years 2001 through 2004, as required in connection with the resolution of the USAO investigation. Included with the amended returns was payment of $18,100 for additional taxes and related interest.

Hurricane Katrina

In August 2005, Hurricane Katrina struck the Gulf coast of the U.S. The Company’s retail outlet store in Gulfport, Mississippi was impacted by this storm. The outlet center experienced roof damage and water intrusion, which resulted in damage to the store fixed assets and inventory. The landlord has begun clean up and refurbishment of the facility. The reopening date of the center has not yet been determined. The net book value of the fixed assets and inventory were $11 and $218, respectively. The net sales of the Gulfport store were $2,329 in fiscal 2005. The Company has property and business interruption insurance, hence does not expect to recognize a significant impact from these damages.

U.S. Wholesale Restructuring

During October 2005, the Company completed a review of its U.S. Wholesale organization and determined that activities were required to streamline the structure and more effectively support the current level of business. On October 6, 2005, the Company announced a series of actions to accomplish these goals. In order to achieve operating efficiencies, the Company terminated 135 employees. These actions are expected to result in a pretax charge to earnings in the third quarter of fiscal 2006 of approximately $5,000 primarily related to severance payments to the affected employees. This streamlining along with associated expense reductions is expected to result in annual cost savings beginning in the fourth quarter of fiscal 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

Restatement of Previously Issued Financial Statements

The Company has restated its prior year financial statements for certain tax, lease accounting and other items as detailed below. The accompanying financial statements reflect a $1,128 and $995 decrease to pretax income for the six and three month periods ended September 30, 2003, respectively, and a $1,555 and $1,043 decrease to net income for the six and three month periods ended September 30, 2003, respectively. Additionally, the Company recorded a reduction to the March 31, 2003 retained earnings of $17,933.

Tax Items

In connection with responding to the United States Attorney’s Office for the Southern District of New York (“USAO”) investigation (see Note 11 to the Condensed Consolidated Financial Statements), the Company performed a comprehensive review of its income tax accounting. This review, which was done under the direction of a Special Committee of the Board of Directors, identified certain questions about Hong Kong tax matters. In May 2005, the Company initiated discussions with the Hong Kong Inland Revenue Department (“IRD”) in an effort to resolve any issues concerning whether its wholly-owned subsidiary, Tommy Hilfiger (Eastern Hemisphere) Limited (“THEH”) is subject to profits tax in Hong Kong, and if so, the portion of THEH’s income that is subject to that tax. The Company now believes that its previously issued financial statements should have contained provisions for profits tax in Hong Kong and has restated its financial statements by recording additional income tax provisions of $1,830 and $916 for and the six and three month periods ended September 30, 2003, respectively, and a decrease to the March 31, 2003 retained earnings of $12,984.

During fiscal 2003, the State of New Jersey instituted an Alternative Minimum Assessment (“AMA”). The Company included the AMA in its provisions for income taxes, and began to make related tax payments to the state. In December 2004, the Company determined that the AMA was not properly applied and that the Company’s obligations for AMA were less than previously recorded. The Company has since discussed the matter with the State of New Jersey to validate its understanding of the law along with its application and has filed for refunds of the amounts previously paid. The Company has corrected its financial statements by reversing the related income tax provisions of $1,462 and $731 for the six and three month periods ended September 30, 2003, respectively.

In addition, the Company has corrected its income tax provisions for certain intercompany expense allocations and certain other tax matters by recording additional income tax provisions of $281 and $141 for the six and three month periods ended September 30, 2003, respectively, and a $13,379 net decrease to retained earnings as of March 31, 2003.

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

In periods prior to the second quarter of fiscal 2005, the Company had recorded straight-line rent expense for certain store operating leases beginning with the commencement date of store operations rather than the lease commencement date. Rent expense was not consistently recognized during rent holidays, occupancy periods before the store openings, or certain leasehold build-out periods. As a result of correcting its policy, the Company has adjusted its financial statements by increasing rent expense with a corresponding reduction in operating income of $1,012 and $507 for the six and three month periods ended September 30, 2003, respectively, a decrease to net income of $870 and $436 for the six and three month periods ended September 30, 2003, respectively, and a decrease to retained earnings at March 31, 2003 of $1,918.

Previously, the Company had recorded tenant allowances (amounts received from a landlord to fund leasehold improvements) as a reduction of property and equipment. These amounts should have been recorded as a deferred lease incentive liability. The amortization of these landlord incentives was originally recorded as a reduction in depreciation expense rather than as a reduction of rent expense. In addition, the statements of cash flow had originally reflected these incentives as a reduction of capital expenditures within cash flows from investing activities rather than as cash flows from operating activities. While these adjustments have no effect on pretax or net income, the Company has corrected its income statement classification of these expenses by decreasing rent expense, with a corresponding increase to depreciation expense of $1,853 and $927 for the six and three month periods ended September 30, 2003. The balance sheet as of March 31, 2004, has been adjusted to cumulatively reflect all prior year activity as increases to Property and equipment, at cost, net of accumulated depreciation and amortization, and a corresponding increase to Accrued expenses (deferred lease incentive liabilities) of $8,657. The statement of cash flows for the six month period ended September 30, 2003, has been adjusted to reflect an increase to Purchases of property and equipment of $1,801 an increase to Depreciation and amortization of $1,853, and a decrease to Accrued expenses and other liabilities of $52.

The Company has also reviewed the accounting for its participation in the design and construction of one of its retail stores during fiscal 2002. Under the guidance of EITF 97-10, “The Effect of Lessee Involvement in Asset Construction,” the Company has concluded that its historical accounting did not fully reflect its participation in the construction of that store, which should have included additional construction costs of $1,500 with offsetting imputed debt. As a result of adjusting the original cost and related imputed debt, the Company has adjusted its financial statements for the six and three month periods ended September 30, 2003, by recording a decrease to rent expense of $238 and $119, respectively, an increase to interest expense of $73 and $37, respectively, and an increase to net income of $102 and $51, respectively. In fiscal 2003, the Company recorded an asset impairment of its fixed assets related to this store. Accordingly, the remaining value of $1,456 attributable to this adjustment was likewise written off effective in fiscal 2003.

Other Items

The Company identified certain other accrued liabilities, allowances and inventory reserves that had accumulated over a period of years and that were in excess of amounts required. The Company has corrected its financial statements for the six and three month periods ended September 30, 2003 by decreasing pretax income by $281 and $571, respectively, decreasing net income by $138 and $332, respectively, and increasing retained earnings at March 31, 2003 by $9,145.

General

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes thereto in Item 1 above. All references to years relate to the fiscal year ended March 31 of such year.

U.S. Attorney’s Office Investigation

As more fully described under Legal Proceedings, during fiscal 2005, the Company was subject to an investigation by the USAO regarding buying office commission rates paid by its U.S. subsidiaries to THEH, as well as other related tax matters. On August 10, 2005, the Company announced that it had entered into a non-prosecution agreement with the USAO under which the USAO concluded that criminal tax charges were not warranted and closed its investigation. As part of the non-prosecution agreement, the Company agreed to file amended U.S. Federal tax returns for fiscal years 2001 through 2004 reflecting a reduced buying office commission rate for those years. On August 22, 2005, TH USA filed the amended tax returns required under the non-prosecution agreement. As a result of the commission rate reduction and other unrelated adjustments that were also reflected in the amended tax returns, the Company paid approximately $15,400 in additional federal income taxes and $2,700 in interest for these four years, taking into account the effect of changes in other tax attributes, including net operating loss carry forwards. As the change in the buying office commission rate is determined to be a change in estimate, restatement of prior year tax provisions for this matter was not appropriate.

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

The Company has four reportable segments: U.S. Wholesale, International Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels or geographic regions. The U.S. and International Wholesale segments consist of the design and sourcing of men’s and women’s sportswear and activewear, jeanswear and childrenswear for wholesale distribution in their respective geographic regions. The Retail segment reflects the operations of the Company’s outlet and specialty stores. The Licensing segment consists of services related to licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying offices. The Company evaluates performance and allocates resources based on segment profits. Income (loss) from Operations “Segment Profits” is comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses.

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

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations data as a percentage of net revenue:

	Six Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.6	53.4	52.2	53.0

Gross profit	46.4	46.6	47.8	47.0
Depreciation and amortization	4.6	4.4	4.2	3.7
Other SG&A expenses	34.0	29.3	30.2	27.4

Total SG&A expenses	38.6	33.7	34.4	31.1

Income from operations	7.8	12.9	13.4	15.9
Interest and other expense, net	1.4	1.6	1.2	1.3

Income before taxes	6.4	11.3	12.2	14.6
Provision for income taxes	0.4	2.6	0.9	3.0

Net Income	6.0	8.7	11.3	11.6

Items Affecting Comparability

As more fully described above, in connection with the USAO investigation, the Company reduced the commission rate paid to the buying office by its subsidiaries. In the second quarter of fiscal 2005, the Company recorded a year to date adjustment for this decrease in commission rates, which had the effect of decreasing intercompany revenue by approximately $5,500 at the buying office, with corresponding decreases in cost of sales at the affected subsidiaries, with no net impact on consolidated pretax results.

During the second quarter of fiscal 2005, also in connection with the USAO investigation, the Company recorded an additional tax provision for the cumulative impact of adjusting the buying office commission rate for fiscal years 2001 through 2004 of approximately $12,000 after taking into account previously established reserves for this matter. In addition, the Company recorded a tax provision of approximately $9,200 for the settlement of several state tax audits related to the income of THLI. The current year tax provision also includes several items which have significantly lowered the effective tax rate, including the recognition of foreign tax credits of approximately $15,935 and a $13,626 reduction in certain valuation allowances.

During the second quarter of fiscal 2005, the Company exited its Secaucus facility and recorded a charge of $2,907 mainly relating to lease costs. Also during the second quarter of fiscal 2005, the Company recorded a charge of $3,100 before taxes, primarily to reduce to fair value certain shop fixtures.

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

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003

Overview

The Company’s net revenue decreased 5.8% to $863,018 during the first six months of fiscal 2005 compared to $915,705 in the first six months of last year. Net revenue decreased in the U.S. Wholesale segment due to lower unit volume, offset, in part, by higher average unit prices. This decrease was partially offset by increases in the International Wholesale, Retail and Licensing segments due to higher unit volume. Consolidated net revenue included revenue from Tommy Hilfiger Europe B. V. (“TH Europe”) of approximately $249,008 in the first six months of fiscal 2005 compared to $189,283 for the same period last year. This increase from the prior year included approximately $18,526 resulting from the translation of the stronger Euro in fiscal 2005. The fluctuations in revenue of each of the Company’s segments are further described below in the Segment Operations section.

Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Six Months Ended September 30,
	2004	2003	% Increase (Decrease)
U.S. Wholesale	$352,414	$486,350	(27.5)%
International Wholesale	242,621	195,249	24.3%
Retail	233,100	204,544	14.0%
Licensing	34,883	29,562	18.0%

Total	$863,018	$915,705	(5.8)%

Gross profit as a percentage of net revenue decreased to 46.4% for the six months ended September 30, 2004 from 46.6% in the corresponding period last year. The decrease in gross margin is attributed to a decrease in the gross margin of the U.S. Wholesale segment, partially offset by a higher contribution to total net revenue from the International Wholesale, Retail and Licensing segments, as well as the effect of changing the level of price adjustments in fiscal 2004 as described under Items Affecting Comparability. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses for the first six months of fiscal 2005 increased to $332,868, or 38.6% of net revenue, from $308,671, or 33.7% of net revenue, in the first six months of fiscal 2004. Selling, general and administrative expenses in fiscal 2004 were reduced by $11,000, representing the settlement of the Company’s trademark counterfeiting and infringement litigation with Goody’s Family Clothing, Inc., as described above. Increases in the International Wholesale and Retail segment expenses were offset by a decrease in U.S. Wholesale and Corporate division expenses. The increase in the International Wholesale segment expense was mainly incurred to support revenue growth in Europe and the effect of the translation of the stronger Euro. The increase in the Retail segment expenses was due to expenses of the Company’s non-U.S. subsidiaries, incurred to support a higher number of retail stores, partly offset by a decrease in the U.S. retail division due to the closing of four U.S. specialty stores in the fourth quarter of fiscal 2004 and 19 stores during the first quarter of fiscal 2004. The decrease in U.S. Wholesale results from lower depreciation and variable expenses. The reduction in expenses at the Corporate division was mainly attributable to lower incentive compensation and marketing expense. As a percentage of net revenue, selling, general and administrative expenses increased as a result of the $11,000 Goody’s settlement as well as the lower revenues.

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $22,457 and $25,025 for the six months ended September 30, 2004 and 2003, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Interest and other expense decreased from $16,205 in the first six months of fiscal 2004 to $14,842 in the first six months of fiscal 2005. This decrease was primarily the result of the repayment, upon maturity, in June 2003, of $151,091 principal amount of the 2003 Notes.

Interest income increased from $1,871 in the first six months of fiscal 2004 to $2,472 in the first six months of fiscal 2005. The increase from the first six months of fiscal 2004 was caused by higher average invested cash balances and higher interest rates earned on invested cash balances. Interest rates earned on invested cash balances for the six-month periods ended September 30, 2004 and 2003 were 1.10% and 1.02%, respectively.

The provision for income taxes for the six months ended September 30, 2004 decreased to 7.0% of income before taxes from 22.5% last year. This change was primarily attributable to items described above in Items Affecting Comparability.

Segment Operations

Financial information for the Company’s reportable segments is as follows:

	U.S. Wholesale	International Wholesale	Retail	Licensing	Other	Eliminations	Total
Six Months Ended September 30, 2004
Total segment revenue	$352,414	$242,621	$233,100	$60,091	$—	$(25,208)	$863,018
Income (loss) from operations	(7,525)	36,789	26,361	38,906	(61,544)	34,804	67,791
Operating margin	(2.1%)	15.2%	11.3%	64.7%			7.9%
Six Months Ended September 30, 2003
Total segment revenue	$486,350	$195,249	$204,544	$59,572	$—	$(30,010)	$915,705
Income (loss) from operations	43,203	26,746	19,824	53,582	(63,473)	37,837	117,719
Operating margin	8.9%	13.7%	9.7%	89.9%			12.9%

U.S. Wholesale Segment. U.S. Wholesale segment net revenue decreased by $133,936, or 27.5%, from the first six months of fiscal 2004 to the first six months of fiscal 2005. Within the U.S. Wholesale segment, net revenue by component was as follows:

	Six Months Ended September 30,
	2004	2003
Menswear	$119,856	$180,828
Womenswear	181,712	204,263
Childrenswear	50,846	101,259

	$352,414	$486,350

The decline in the U.S. Wholesale segment net revenue was caused by lower volume during the first six months of fiscal 2005, partially offset by higher unit prices, as compared to the prior year. The lower volume was mainly driven by lower order levels of the Company’s major full-price customers, as well as lower sales through the Company’s off-price channels.

As a percentage of segment revenue, U.S. Wholesale segment losses were 2.1% for the first six months of fiscal 2005 compared to segment profits of 8.9% for the same period last year. This decrease results from the decrease in net revenue discussed above, and a comparatively lower gross margin, offset by lower selling, general and administrative expenses. The decline in gross margin was mainly due to higher costs associated with new product initiatives and a higher level of price adjustments when compared to last year. The decrease in selling, general and administrative expenses include lower variable expenses resulting from the lower revenue, and lower depreciation and amortization as a result of a decrease in the number of stores through which the Company sells.

International Wholesale Segment. International Wholesale segment net revenue increased by $47,372, or 24.3%, from the first six months of fiscal 2004 to the first six months of fiscal 2005. Increases were in revenue in each of the menswear, womenswear and childrenswear components, as well as the effect of the stronger Euro in the first six months of fiscal 2005 compared to the same period last year. Within the International Wholesale segment, net revenue by component was as follows:

	Six Months Ended September 30,
	2004	2003
Menswear	$127,622	$105,278
Womenswear	85,018	65,334
Childrenswear	29,981	24,637

	$242,621	$195,249

Net revenue increased as a result of increased volume and higher exchange rates as compared to the prior year. The volume increase reflects increased penetration in European markets, as the Company broadens its product offerings and increases the number of store locations throughout Europe.

International Wholesale segment profits increased $10,043, from the fiscal 2004 to fiscal 2005. As a percentage of segment revenue, profits were 15.2% and 13.7% for the first six months of fiscal 2005 and 2004, respectively. Increased profits are attributable to the increase in revenue and higher exchange rates, offset slightly by increases in certain fixed operating expenses to support underlying growth.

Retail Segment. Retail segment net revenue increased $28,556, or 14.0%, from the first six months of fiscal 2004 to the first six months of fiscal 2005. The improvement in the current period was due to net revenue from stores opened since September 30, 2003, and increased net revenue from stores opened for the full period in the current year versus a partial period last year. Retail stores opened since September 30, 2003 contributed net revenue of $25,793 during the six months ended September 30, 2004, consisting of approximately $10,078 of revenue in the U.S. and $15,715 of non-U.S. revenue. At September 30, 2004, the Company operated 195 retail stores, consisting of 156 outlet stores and 39 specialty stores, compared to 128 outlets and 38 specialty stores a year ago.

Retail segment profits increased $6,537, or 33.0%, from the first six months of fiscal 2004 to the first six months of fiscal 2005. As a percentage of segment revenue, Retail segment profits were 11.3% and 9.7% for the first six months of fiscal 2005 and 2004, respectively. In the U.S., operating profits and operating margin increased from the first six months of fiscal 2004 to the first six months of fiscal 2005 due to reduced operating losses in the Company’s U.S. specialty retail division following the closing of all but two retail specialty stores. These stores generated revenue of $2,528 and operating losses of $2,022 for the six-month period ended September 30, 2003. Partially offsetting this increase was a decrease in operating profits in the U.S. outlet division resulting from a lower gross margin due to higher markdowns experienced during the first six months of fiscal 2005 as compared to fiscal 2004. Outside the U.S., operating profits increased slightly due to higher net revenue in Europe and Canada as those divisions expanded their retail businesses.

Licensing Segment. Licensing segment net revenue increased $519, or 0.9%, from the first six months of fiscal 2004 to the first six months of fiscal 2005. The increase was primarily due to higher royalties and higher buying agency commissions earned from third-party licensees. Higher royalties earned from third-party licensees included, notably, the Company’s geographic license in Japan, licenses for optical and sunglasses, footwear in Europe and watches. New products introduced under licenses entered into during the first six months of fiscal 2005 and 2004 contributed a de minimus amount of revenue during those respective periods.

Licensing segment profits decreased by $14,676, or 27.4%, from the first six months of fiscal 2004 to the first six months of fiscal 2005. As a percentage of segment revenue, Licensing segment profits were 64.7% and 89.9% for the six months ended September 30, 2004 and 2003, respectively. The decrease in segment profits was principally due to the litigation settlement in fiscal 2004 and the reduction in the buying office commission rate (both discussed under Items Affecting Comparability) partially offset by an increase in third party royalty revenue discussed above.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Overview

The Company’s net revenue decreased 2.6% to $534,171 in the second quarter of fiscal 2005 compared to $548,222 in the second quarter last year. Net revenue decreased in the U.S. Wholesale segment due to lower unit volume, offset, in part, by higher average unit prices. This decrease was partially offset by increases in the International Wholesale, Retail and Licensing segments due to higher unit volume. Consolidated net revenue included revenue from TH Europe of approximately $196,000 in the second quarter of fiscal 2005 compared to $152,000 in the second quarter of fiscal 2004. This increase from the prior year included approximately $15,500 resulting from the translation of the stronger Euro in fiscal 2005. The fluctuations in revenue of each of the Company’s segments are further described below in the Segment Operations section. Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Three Months Ended September 30,
	2004	2003	% Increase (Decrease)
U.S. Wholesale	$188,965	$257,966	(26.7)%
International Wholesale	195,380	159,390	22.6%
Retail	129,828	115,106	12.8%
Licensing	19,998	15,760	26.9%

Total	$534,171	$548,222	(2.6)%

Gross profit as a percentage of net revenue increased to 47.8% for the three months ended September 30, 2004 from 47.0% in the corresponding period last year. The increase in gross margin is attributed to a higher contribution to total net revenue from the Company’s International Wholesale, Retail and Licensing segments, partially offset by a decrease in the gross margin of the U.S. Wholesale segment. Also contributing to the overall increase in gross margin was an increase in net revenue from the Retail segment as compared to the same period a year ago. The Retail segment generates a higher gross margin than the Company’s consolidated gross margin. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses for the second quarter of fiscal 2005 increased to $183,909, or 34.4% of net revenue, from $170,806, or 31.1% of net revenue, in the second quarter of fiscal 2004. Increases in the International Wholesale and Retail segments’ selling, general and administrative expenses were offset, in part, by a decrease in expenses in the U.S. Wholesale segment and the Corporate division. The increase in the International Wholesale segment expenses was incurred to support revenue growth and the effect of the translation of the stronger Euro. The increase in the Retail segment expenses was due to expenses of the Company’s non-U.S. subsidiaries, incurred to support a higher number of retail stores, partially offset by a decrease in the U.S. retail division due to the closing of four U.S. specialty stores in the fourth quarter of fiscal 2004. The decrease in the U.S. Wholesale segment expenses was primarily caused by lower variable expenses as a result of the lower revenues. The reduction in expenses at the Corporate division was mainly attributable to lower incentive compensation and marketing expense.

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $12,817 and $14,355 for the three months ended September 30, 2004 and 2003, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Interest and other expense increased from $7,530 in the second quarter of fiscal 2004 to $7,680 in the second quarter of fiscal 2005. This increase was primarily caused by a loss on the repurchase of the 2008 Notes recorded in the second quarter of fiscal 2005, partially offset by lower interest expense associated with a lower average level of debt.

Interest income increased from $738 in the second quarter of fiscal 2004 compared to $1,426 in the second quarter of fiscal 2005 because of higher interest rates earned on invested cash balances and higher average invested cash balances. Interest rates earned on invested cash balances for the three-month periods ended September 30, 2004 and 2003 were 1.26% and 0.91%, respectively.

The provision for income taxes for the second quarter of fiscal 2005 decreased to 7.6% of income before taxes from 20.5% in the corresponding period last year. This change was primarily attributable to the items described above in Items Affecting Comparability.

Segment Operations

Financial information for the Company’s reportable segments is as follows:

	U.S. Wholesale	International Wholesale	Retail	Licensing	Other	Eliminations	Total
Three Months Ended September 30, 2004
Total segment revenue	$188,965	$195,380	$129,828	$30,760	$—	$(10,762)	$534,171
Income (loss) from operations	(5,805)	51,669	16,396	19,741	(32,791)	22,142	71,352
Operating margin	(3.1%)	26.4%	12.6%	64.2%			13.4%
Three Months Ended September 30, 2003
Total segment revenue	$257,966	$159,390	$115,106	$30,940	$—	$(15,180)	$548,222
Income (loss) from operations	19,847	43,161	13,404	22,138	(34,773)	23,047	86,824
Operating margin	7.7%	27.1%	11.6%	71.6%			15.8%

U.S. Wholesale Segment. U.S. Wholesale segment net revenue decreased $69,001, or 26.7%, from the second quarter of fiscal 2004 to the second quarter of fiscal 2005. Within the U.S. Wholesale segment, net revenue by component was as follows:

	Three Months Ended September 30,
	2004	2003
Menswear	$61,568	$98,827
Womenswear	100,314	107,283
Childrenswear	27,083	51,856

	$188,965	$257,966

Net revenue in the U.S. Wholesale segment decreased because of lower volume partially offset by higher average unit prices in the U.S. during the second quarter of fiscal 2005 compared to the same period in the prior year. The lower U.S. volume was driven primarily by lower sales to the Company’s major customers while the higher average unit prices are the result of product mix.

U.S. Wholesale segment profits decreased $25,652, from the second quarter of fiscal 2004 to the second quarter of fiscal 2005. As a percentage of segment revenue, segment losses were 3.1% for the second quarter of fiscal 2005 and segment profits were 7.7% for the second quarter of fiscal 2004. U.S. Wholesale segment profits decreased because of the reduction in net revenue discussed above, and a comparatively lower gross margin resulting from higher costs associated with product initiatives and a higher level of price adjustments when compared to last year. This decrease was offset in part by lower variable expenses.

International Wholesale Segment. International Wholesale segment net revenue increased $35,990, or 22.6%, from the second quarter of fiscal 2004 to the second quarter of fiscal 2005. Within the International Wholesale segment, net revenue by component was as follows:

	Three Months Ended September 30,
	2004	2003
Menswear	$100,318	$85,025
Womenswear	69,160	52,711
Childrenswear	25,902	21,654

	$195,380	$159,390

Net revenue increased as a result of increased volume and higher exchange rates as compared to the prior year. The volume increase reflects increased penetration in European market, as the Company broadens its product offerings and increases the number of store locations throughout Europe.

International Wholesale segment profits increased $8,508, from the second quarter of fiscal 2004 to the second quarter of fiscal 2005. As a percentage of segment revenue, International Wholesale segment profits were 26.4% and 27.1% for the second quarters of fiscal 2005 and 2004, respectively. Increased profits are attributable to the increase in revenue, offset slightly by increases in certain fixed operating expenses to support underlying growth. Additionally, the seasonality of the wholesale business in Europe provides for a stronger second quarter versus the first quarter, thus segment profits as a percentage of revenues are higher in the second quarter than they are for the first quarter or year to date.

Retail Segment. Retail segment net revenue increased $14,722, or 12.8%, from the second quarter of fiscal 2004 to the second quarter of fiscal 2005. The improvement in the current period resulted from net revenue from stores opened since September 30, 2003. Retail stores opened since September 30, 2003 contributed net revenue of $17,776 during the quarter ended September 30, 2004, consisting of approximately $6,983 of revenue in the U.S. and $10,793 of non-U.S. revenue. At September 30, 2004, the Company operated 195 retail stores, consisting of 156 outlet stores and 39 specialty stores, compared to 166 stores consisting of 128 outlets and 38 specialty stores a year ago.

Retail segment profits increased $2,992, or 22.3%, from the second quarter of fiscal 2004 to the second quarter of fiscal 2005. As a percentage of segment revenue, Retail segment profits were 12.6% and 11.6% for the second quarters of fiscal 2005 and 2004, respectively. In the U.S., operating profits and operating margin increased from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 due to reduced operating losses in the Company’s U.S. specialty retail division following the closings of four specialty stores during the fourth quarter of fiscal 2004 and the closure of 19 stores during the first quarter of fiscal 2004. In total, these stores generated revenue of $1,415 and operating losses of $1,006 for the three-month period ended September 30, 2003. Outside the U.S., operating profits and operating margin decreased due to a lower gross margin, and higher operating expenses, as those non-U.S. divisions expand their retail businesses. Also contributing to the decrease was a decrease in U.S. outlet operating profits resulting from a lower gross margin due to higher markdowns experienced during the second quarter of fiscal 2005.

Licensing Segment. Licensing segment net revenue decreased $180 or 0.6%, from the second quarter of fiscal 2004 to the second quarter of fiscal 2005. The slight decrease primarily resulted from lower intercompany revenue due to the reduced buying office commission rate as described under Items Affecting Comparability, mostly offset by higher royalties earned from third-party licensees and higher buying agency commissions both from third parties and consolidated subsidiaries, all volume-related. Higher royalties earned from third-party licensees included, notably, the Company’s geographic license in Japan, licenses for optical sunglasses and footwear in Europe and fragrance. New products introduced under licenses entered into during the second quarter of fiscal 2005 and 2004 contributed a de minimus amount of revenue during those respective periods.

Licensing segment profits decreased by $2,397 or 10.8%, from the second quarter of fiscal 2004 to the second quarter of fiscal 2005. This decrease was principally due to the reduction in the buying office commission rate as described under Items Affecting Comparability. As a percentage of segment revenue, Licensing segment profits were 64.2% and 71.6% for the quarters ended September 30, 2004 and 2003, respectively.

Forward Outlook

Concurrent with this filing, the Company’s full year results for fiscal 2005 have been finalized and filed with the SEC on Form 10-K. Full year results for fiscal 2005 included revenue, gross margin and net income of $1,780,770, $823,506 and $85,651, respectively. Further details and discussion of these results are included in that filing.

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

The Company’s cash and cash equivalents balance decreased $50,508 from $414,548 at March 31, 2004 to $364,040 at September 30, 2004. This decrease was principally due to cash used in investing activities offset, in part, by cash provided by operating activities. Cash used in investing activities related to capital expenditures of $36,751 which were made principally in support of the expansion of the European business as well as the Company’s retail store openings and maintenance and expansion of the Company’s in-store shop and fixtured area program in the U.S., and the purchase of short-term investments of $37,340. In the first six months of fiscal 2005, the Company generated net cash from operating activities of $33,898, consisting of $85,006 of net income excluding non-cash items offset, in part, by $51,214 of a seasonal increase primarily in working capital. Cash used in financing activities primarily related to the repurchase of $7,530 principal amount of the 2008 Notes offset, in part, by the issuance of Ordinary Shares under the Company’s employee stock option program. A more detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

As of September 30, 2004, the Company’s principal debt facilities consisted of $192,470 of the 2008 Notes, $150,000 of the 2031 Bonds and the Credit Facility. The Notes were issued by TH USA and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

During the quarter ended September 30, 2004, the Company repurchased $7,530 of the original $200,000 principal amount of the 2008 Notes in the open market.

The Credit Facility, which was guaranteed by THC, consisted of an unsecured $300,000 TH USA three-year revolving credit facility, expiring on July 1, 2005, of which up to $175,000 could have been used for direct borrowings. The Credit Facility was available for letters of credit, working capital and other general corporate purposes. As of September 30, 2004, $87,567 of the available borrowings under the Credit Facility had been used to open letters of credit, including $32,408 for inventory purchased that are included in current liabilities and $55,159 related to commitments to purchase inventory. There were no direct borrowings outstanding under the Credit Facility as of September 30, 2004.

The Credit Facility contained a number of covenants that, among other things, restricted the ability of subsidiaries of THC to dispose of assets, incur additional indebtedness, create liens on assets, pay dividends or make other payments in respect of capital stock, make investments, loans and advances, engage in transactions with affiliates, enter into certain sale and leaseback transactions, engage in mergers or consolidations or change the businesses conducted by them. The Credit Facility also restricted the ability of THC to create liens on assets or enter into certain sale and leaseback transactions. Under the Credit Facility, subsidiaries of THC could not pay dividends or make other payments in respect of capital stock to THC that, in the aggregate, exceeded 33% of the Company’s cumulative consolidated net income, commencing with the fiscal year ended March 31, 2002 plus $125,000, less certain deductions. In addition, under the Credit Facility, THC and TH USA were required to comply with and maintain specified financial ratios and meet certain tests (based on the Company’s consolidated financial results excluding the effects of changes in accounting principles generally accepted in the United States), including, without limitation, a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum consolidated net worth test.

As a result of a delay in furnishing financial information for the quarter ended September 30, 2004, the Company would have been in technical default of its Credit Facility covenants had waivers not been obtained. On November 16,

2004, the Company obtained waivers from the bank group, extending the deadline of its quarterly financial submissions until March 15, 2005. On March 14, 2005, the Company obtained an extension of the waivers until April 30, 2005.

On April 20, 2005, the Company terminated the Credit Facility, and entered into the Letter of Credit Facility to be used for normal trade financing and other general purposes. No cash borrowings are available under the Letter of Credit Facility.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $155,837 at September 30, 2004, for working capital or trade financing purposes. As of September 30, 2004, $15,655 of available borrowings under these facilities had been used to open letters of credit, including $5,350 for inventory purchased that is included in current liabilities and $10,305 related to commitments to purchase inventory. There were no short-term borrowings as of September 30, 2004 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.31% for the six-month period ended, September 30, 2004.

The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay long-term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks. No interest rate hedging contracts were in place as of September 30, 2004.

The Company expects to fund its cash requirements for current operations for fiscal 2005 and the foreseeable future from available cash balances and internally generated funds. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

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

Exchange Rates

The Company received United States dollars for approximately 65% of its product sales for the six months ended September 30, 2004. Substantially all inventory purchases from contract manufacturers throughout the world are also denominated in United States dollars; however, purchase prices for the Company’s products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company’s cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company’s inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or anticipated cash flows. These include the purchase of inventory, capital expenditures, collection of foreign royalty payments and certain intercompany commitments. The Company enters into forward contracts, generally with maturities of up to 15 months, to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. At September 30, 2004, the Company had contracts to exchange foreign currencies, principally the Japanese yen, the Canadian dollar and the Euro, having a total notional amount of $81,897. The unrealized loss associated with these contracts at September 30, 2004 was not significant. Gains or losses on such forward contracts are recognized in other comprehensive income on a mark-to-market basis and, ultimately, in earnings at the time the underlying hedge transaction is completed or recognized in earnings.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statements No. 123R, “Share-Based Payment” (“FAS 123R”), an amendment of FASB Statements No. 123 and 95. Under FAS 123R, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. The SEC has delayed the implementation date to fiscal years beginning on or after June 15, 2005. The Company anticipates adopting the provisions of FAS 123R beginning April 1, 2006.

In December 2004, the EITF released Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. SFAS No. 131 states that the segments can be aggregated only if they have similar economic characteristics, and share a majority of the aggregation criteria (as listed in paragraph 17 of SFAS No. 131). During fiscal 2005, the Company determined that operating components of its previously reported Wholesale segment are no longer expected to share similar long term economic characteristics, and should therefore no longer be aggregated. The Company believes that its segment reporting is in compliance with this EITF.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2004, at the reasonable assurance level because of the material weakness described below.

Notwithstanding the existence of the material weakness described below, management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the determination and reporting of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have adequate personnel to enable the Company to properly consider and apply generally accepted accounting principles for taxes, to ensure that the rationale for certain tax positions was adequately documented and appropriately communicated and ensure that effective oversight of the work performed by its outside tax advisors was exercised. Additionally, the Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and the related deferred income taxes and income taxes payable, including the monitoring of the differences between the tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred tax balances. Furthermore, the Company did not have effective controls to identify, evaluate and accurately record provisions for profits tax in Hong Kong. This control deficiency resulted in the restatement of the annual consolidated financial statements for 2004 and 2003, the interim condensed consolidated financial statements for the first quarter of 2005 and all quarters in 2004, as well as audit adjustments to the 2005 consolidated financial statements. Additionally, this control deficiency could result in the misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness and that this material weakness also existed at September 30, 2004.

Management’s Consideration of the Restatement

In coming to the conclusion that the Company’s disclosure controls and procedures were not effective as of September 30, 2004, management considered among other things, the restatement related to leases, other accrued liabilities, allowances and inventory reserves as disclosed in Note 3 to the accompanying condensed consolidated interim financial statements included in this Form 10-Q. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” paragraph 29 of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that these restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of these restatement adjustments on shareholders’ equity was not material on the financial statements of prior interim or annual periods; and (iii) that the Company decided to restate its previously issued financial statements solely because the cumulative impact of these adjustments, if recorded in the current period, would have been material to the current year’s reported net income, management concluded that these matters individually or in the aggregate do not constitute a material weakness.

Remediation

The Company has taken and is taking the following actions to address the material weakness in its tax function:

-	Increased the Company’s internal tax resources by hiring a Vice President of Taxation and a Tax Manager into newly created positions;

-	Retained new tax advisors and increased the level of involvement of outside external tax advisers pertaining to, among other things, the adequacy and design of the Company’s tax strategies and entity structure;

-	Retained a tax consultant with significant experience in managing corporate tax functions to review and complete documentation of critical procedures within the corporate tax department, specifically including documentation requirements, in order to strengthen the reliability and timeliness of the Company’s tax accounting and to prepare for internal control audits; and

-	Increased the level of review and discussion of significant tax matters and supporting documentation with senior finance management.

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

Following the Company’s September 24th announcement of the investigation, approximately eleven purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, as well as certain current and former officers and directors of the Company. The Court has consolidated the purported shareholder class action lawsuits, and has appointed lead counsel and lead plaintiffs. The lead plaintiffs filed a consolidated, amended complaint on May 13, 2005. On August 1, 2005, the Company filed a motion to dismiss the complaint. On September 30, 2005, the Company and lead plaintiffs agreed to a new schedule, which the Company expects to be so ordered by the Court, pursuant to which lead plaintiffs filed a Second Consolidated Amended Complaint on October 31, 2005. The Company currently expects to file a new motion to dismiss by December 5, 2005 and that a hearing on such motion by the Company will be scheduled by the Court for early 2006. The Company intends to defend itself vigorously against plaintiffs’ claims. Since the case is in its very early stages, the Company is unable to predict its outcome. Accordingly, the Company has not recorded any provision for potential loss associated with this matter.

Other Matters

The Company and its subsidiaries are otherwise involved from time to time in routine other legal matters incidental to their business. In the opinion of the Company’s management, based on advice of counsel, the resolution of these other matters will not individually or in aggregate have a material effect on its financial position, results of operations or its cash flows.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Contract, dated July 14, 2004, by and between Tommy Hilfiger 485 Fifth, Inc., as Seller and Park & 5th Property LLC, as Purchaser.

11	Computation of Net Income Per Ordinary Share

31.1	Certification of the principal executive officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the principal financial officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Exchange Act

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

During the quarter ended September 30, 2004, the Company submitted the following Current Reports on Form 8-K with the Securities and Exchange Commission:

(1)	The Company submitted a Current Report on Form 8-K, dated August 4, 2004, describing its financial results for the first quarter of the fiscal year 2005.

(2)	The Company submitted a Current Report on Form 8-K, dated September 28, 2004, describing the announcement that the Company had received a grand jury subpoena issued by the U.S. Attorney’s office for the Southern District of New York seeking documents generally relating to THUSA’s domestic and/or international buying office commissions.

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
Joseph Scirocco
Chief Financial Officer, Senior Vice
President and Treasurer
(Principal Financial Officer)

Tommy Hilfiger Corporation

EXHIBIT INDEX

Exhibit Number	Description

10.1	Contract, dated July 14, 2004, by and between Tommy Hilfiger 485 Fifth, Inc., as Seller and Park & 5th Property LLC, as Purchaser.

11	Computation of Net Income Per Ordinary Share

31.1	Certification of the principal executive officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the principal financial officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Exchange Act

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350