Form 10-Q
period 2004-12-31
HILFIGER TOMMY CORP
filed 2005-11-18
CIK 888747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

TOMMY HILFIGER CORPORATION

INDEX TO FORM 10-Q

December 31, 2004

NOTE:	All financial statements and related disclosures related to periods within fiscal 2004 are presented on a restated basis (as described in Note 3 to the accompanying financial statements).

PART I - FINANCIAL INFORMATION (Unaudited)

		Page
Item 1	Financial Statements

	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2004 and 2003	4

	Condensed Consolidated Balance Sheets as of December 31, 2004 and March 31, 2004	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2004 and 2003	6

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended December 31, 2004 and the year ended March 31, 2004	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4	Controls and Procedures	40

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	42

Item 4	Submission of Matters to a Vote of Security Holders	43

Item 6	Exhibits and Reports on Form 8-K	44

Signatures		45

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

PART I

ITEM 1 - FINANCIAL STATEMENTS

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)	For the Nine Months Ended December 31,		For the Three Months Ended December 31,
	2004	2003	2004	2003
		(as restated)		(as restated)
Net revenue	$1,293,766	$1,366,572	$430,748	$450,867
Cost of goods sold	699,234	739,678	236,875	250,363

Gross profit	594,532	626,894	193,873	200,504

Depreciation and amortization	57,115	63,407	17,456	22,933
Other selling, general and administrative expenses	449,155	407,053	155,946	138,856

Total selling, general and administrative expenses	506,270	470,460	173,402	161,789

Income from operations	88,262	156,434	20,471	38,715
Interest and other expense	22,592	24,612	7,750	8,407
Interest income	4,444	2,586	1,972	715

Income before income taxes	70,114	134,408	14,693	31,023
Provision for income taxes	(1,545)	30,754	(5,500)	7,456

Net income	$71,659	$103,654	$20,193	$23,567

Earnings per share:
Basic earnings per share	$0.78	$1.14	$0.22	$0.26

Weighted average shares outstanding	91,635	90,615	91,814	90,655

Diluted earnings per share	$0.78	$1.14	$0.22	$0.26

Weighted average shares and share equivalents outstanding	92,296	91,090	92,019	91,556

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)	December 31, 2004	March 31, 2004
		(as restated)
Assets
Current assets
Cash and cash equivalents	$478,774	$414,548
Short-term investments	64,711	27,533
Accounts receivable	78,176	193,172
Inventories	240,294	207,302
Deferred tax assets	46,310	39,109
Other current assets	51,760	34,270

Total current assets	960,025	915,934
Property and equipment, at cost, less accumulated depreciation and amortization	244,657	241,677
Intangible assets, subject to amortization	7,206	7,749
Intangible assets, not subject to amortization	643,456	634,920
Goodwill	260,673	238,148
Other assets	11,937	9,486

Total Assets	$2,127,954	$2,047,914

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$442	$738
Accounts payable	19,537	32,718
Accrued expenses and other current liabilities	213,990	233,273

Total current liabilities	233,969	266,729
Long-term debt	344,077	351,474
Deferred tax liability	207,405	205,675
Other liabilities	19,412	16,865
Commitments and contingencies (Notes 11 and 12)
Shareholders’ equity
Preference Shares, $0.01 par value-shares authorized 5,000,000; none issued	—	—
Ordinary Shares, $0.01 par value-shares authorized 150,000,000; issued 98,006,323 and 97,499,276 shares, respectively	980	975
Capital in excess of par value	621,271	615,691
Retained earnings	627,717	556,058
Accumulated other comprehensive income	134,354	95,678
Treasury shares, at cost: 6,192,600 Ordinary Shares	(61,231)	(61,231)

Total shareholders’ equity	1,323,091	1,207,171

Total Liabilities and Shareholders’ Equity	$2,127,954	$2,047,914

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)	For the Nine Months Ended December 31,
	2004	2003
		(as restated)
Cash flows from operating activities
Net income	$71,659	$103,654
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	57,939	64,466
Deferred taxes	(7,201)	8,364
Changes in operating assets and liabilities
Decrease (increase) in assets
Accounts receivable	120,379	89,950
Inventories	(20,230)	(1,879)
Other assets	(17,370)	(6,621)
Increase (decrease) in liabilities
Accounts payable	(13,243)	(47,428)
Accrued expenses and other liabilities	(27,032)	3,014

Net cash provided by operating activities	164,901	213,520

Cash flows from investing activities
Purchases of property and equipment	(60,615)	(41,763)
Purchase of short-term investments, net	(37,178)	(25,598)
Acquisition of businesses, net of cash acquired	(7,462)	—

Net cash used in investing activities	(105,255)	(67,361)

Cash flows from financing activities
Payments of long-term debt	(8,056)	(152,050)
Proceeds from the exercise of employee stock options	7,469	1,323
Short-term bank borrowings (repayments), net	—	(20,458)

Net cash used in financing activities	(587)	(171,185)
Effect of exchange rate changes on cash	5,167	5,290

Net increase (decrease) in cash	64,226	(19,736)
Cash and cash equivalents, beginning of period	414,548	420,826

Cash and cash equivalents, end of period	$478,774	$401,090

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollar amounts in thousands)

(Unaudited)	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares	Total shareholders’ equity
	Outstanding (1)	Amount
Balance, March 31, 2003 (as reported)	90,578,712	$968	$606,836	$443,171	$53,631	$(61,231)	$1,043,375
Prior period adjustments (see Note 3)	—	—	—	(17,933)	—	—	(17,933)

Balance, March 31, 2003 (as restated)	90,578,712	$968	$606,836	$425,238	$53,631	$(61,231)	1,025,442
Net income	—	—	—	130,820	—	—	130,820
Foreign currency translation	—	—	—	—	41,171	—	41,171
Change in fair value of hedging instruments	—	—	—	—	876	—	876
Exercise of employee stock options	727,964	7	8,183	—	—	—	8,190
Tax benefits from exercise of stock options	—	—	672	—	—	—	672

Balance, March 31, 2004 (as restated)	91,306,676	975	615,691	556,058	95,678	(61,231)	1,207,171
Net income	—	—	—	71,659	—	—	71,659
Foreign currency translation	—	—	—	—	40,707	—	40,707
Change in fair value of hedging instruments	—	—	—	—	(2,031)	—	(2,031)
Exercise of employee stock options	507,047	5	4,722	—	—	—	4,727
Tax benefits from exercise of stock options	—	—	858	—	—	—	858

Balance, December 31 2004 (Unaudited)	91,813,723	$980	$621,271	$627,717	$134,354	$(61,231)	$1,323,091

(1)	Net of Treasury Shares

Comprehensive income consists of net income, foreign currency translation and unrealized gains and losses on hedging instruments and totaled $110,335 for the nine months ended December 31, 2004, and $172,867 for the fiscal year ended March 31, 2004.

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared by Tommy Hilfiger Corporation (“THC” or the “Company”; unless the context indicates otherwise, all references to the “Company” include THC and its subsidiaries) in a manner consistent with that used in the preparation of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, as concurrently filed with the Securities and Exchange Commission (the “Form 10-K”). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of only normal and recurring adjustments (except for the restatement adjustments described in Note 3, the change in accounting estimate described in Note 4 and the expenses described in Note 11 related to the Department of Justice investigation and class action lawsuits), necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating results for the nine-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005, as the Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries as well as other factors. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

The financial statements for the nine-month and three-month periods ended December 31, 2004 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 2004, as presented, has been derived from the Consolidated Balance Sheet as of March 31, 2004 included in the Form 10-K.

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

At December 31, 2004, the Company had four stock-based employee compensation plans, which are described more fully in Note 15 to the Consolidated Financial Statements included in the Form 10-K. No stock-based employee compensation expense is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	For the Nine Months Ended December 31,
	2004	2003
Net income, as reported	$71,659	$103,654
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(5,190)	(4,625)

Pro forma net income	$66,469	$99,029

Earnings per share:
Basic - as reported	$0.78	$1.14
Basic - pro forma	$0.73	$1.09
Diluted - as reported	$0.78	$1.14
Diluted - pro forma	$0.72	$1.09

Shipping and Handling Costs

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $33,316 and $35,302 for the nine months ended December 31, 2004 and 2003, respectively, and $10,859 and $10,277 for the three months ended December 31, 2004 and 2003, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Recently Issued Accounting Standards

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

In December 2004, the Emerging Issues Task Force (“EITF”) released Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. SFAS No. 131 states that the segments can be aggregated only if they have similar economic characteristics, and share a majority of the aggregation criteria (as listed in paragraph 17 of SFAS No. 131). During the fiscal 2005, the Company determined that operating components of its previously reported wholesale segment are no longer expected to share similar long term economic characteristics, and should therefore no longer be aggregated. The Company believes that its segment reporting is in compliance with this EITF.

Note 3 – Restatement of Previously Issued Financial Statements

The Company has restated its prior year financial statements for certain tax, lease accounting and other items as detailed below. The accompanying financial statements reflect a ($534) and $594 adjustment to pretax income for the nine and three month periods ended December 31, 2003, respectively, and a $1,621 and ($66) adjustment to net income for the nine and three month periods ended December 31, 2003, respectively. Additionally, the Company recorded a reduction to the March 31, 2003 retained earnings of $17,933.

Tax Items

In connection with responding to the United States Attorney’s Office for the Southern District of New York (“USAO”) investigation (see Note 11), the Company performed a comprehensive review of its income tax accounting. This review, which was done under the direction of a Special Committee of the Board of Directors, identified certain questions about Hong Kong tax matters. In May 2005, the Company initiated discussions with the Hong Kong Inland Revenue Department (“IRD”) in an effort to resolve any issues concerning whether its wholly-owned subsidiary, Tommy Hilfiger (Eastern Hemisphere) Limited (“THEH”) is subject to profits tax in Hong Kong, and if so, the portion of THEH’s income that is subject to that tax. The Company now believes that its previously issued financial statements should have contained provisions for profits tax in Hong Kong and has restated its financial statements by recording additional income tax provisions of $2,744 and $914 for the nine and three month periods ended December 31, 2003, respectively, and a decrease to the March 31, 2003 retained earnings of $12,984.

During fiscal 2003, the State of New Jersey instituted an Alternative Minimum Assessment (“AMA”). The Company included the AMA in its provisions for income taxes, and began to make related tax payments to the state. In December 2004, the Company determined that the AMA was not properly applied and that the Company’s obligations for AMA were less than previously recorded. The Company has since discussed the matter with the State of New Jersey to validate its understanding of the law along with its application and has filed for refunds of the amounts previously paid. The Company has corrected its financial statements by reversing the related income tax provisions of $2,193 and $731 for the nine and three month periods ended December 31, 2003, respectively.

In addition, the Company has corrected its income tax provisions for certain intercompany expense allocations and certain other tax matters by recording additional income tax provisions of $422 and $141 for the nine and three month periods ended December 31, 2003, respectively, and a $13,379 net decrease to retained earnings as of March 31, 2003.

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

In periods prior to the second quarter of fiscal 2005, the Company had recorded straight-line rent expense for certain store operating leases beginning with the commencement date of store operations rather than the lease commencement date. Rent expense was not consistently recognized during rent holidays, occupancy periods before the store openings, or certain leasehold build-out periods. As a result of correcting its policy, the Company has adjusted its financial statements for the nine and three month periods ended December 31, 2003 by increasing rent expense with a corresponding reduction in operating income of $1,520 and $508, respectively, decreasing net income by $1,305 and $435, respectively, and decreasing retained earnings at March 31, 2003 by $1,918.

Previously, the Company had recorded tenant allowances (amounts received from a landlord to fund leasehold improvements) as a reduction of property and equipment. These amounts should have been recorded as a deferred lease incentive liability. The amortization of these landlord incentives was originally recorded as a reduction in depreciation expense rather than as a reduction of rent expense. In addition, the statements of cash flow had originally reflected these incentives as a reduction of capital expenditures within cash flows from investing activities rather than as cash flows from operating activities. While these adjustments have no effect on pretax or net income, the Company has corrected its income statement classification of these expenses by decreasing rent expense, with a corresponding increase to depreciation expense of $2,779 and $927 for the nine and three month periods ended December 31, 2003. The balance sheet as of March 31, 2004, has been adjusted to cumulatively reflect all prior year activity as increases to Property and equipment, at cost, net of accumulated depreciation and amortization, and a corresponding increase to Accrued expenses (deferred lease incentive liabilities) of $8,657. The statement of cash flows for the nine month period ended December 31, 2003 has been adjusted to reflect increases to Purchases of property and equipment of $2,816, increases to Depreciation and amortization of $2,779 and a net increase to Accrued expenses and other liabilities of $37.

The Company has also reviewed the accounting for its participation in the design and construction of one of its retail stores during fiscal 2002. Under the guidance of EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” the Company has concluded that its historical accounting did not fully reflect its participation in the construction of that store, which should have included additional construction costs of $1,500 with offsetting imputed debt. As a result of adjusting the original cost and related imputed debt, the Company has corrected its financial statements for the nine and three month periods ended December 31, 2003 by recording a decrease to rent expense of $357 and $119, respectively, an increase to interest expense of $110 and $37, respectively, and an increase to net income of $153 and $51, respectively. In fiscal 2003, the Company recorded an asset impairment of its fixed assets related to this store. Accordingly, the remaining value of $1,456 attributable to this adjustment was likewise written off effective in fiscal 2003.

Other Items

The Company identified certain other accrued liabilities, allowances and inventory reserves that had accumulated over a period of years and that were in excess of amounts required. The Company has corrected its financial statements for the nine and three month periods ended December 31, 2003 by increasing pretax income by $739 and $1,020, respectively, increasing net income by $504 and $642, respectively, and increasing retained earnings at March 31, 2003 by $9,145.

In addition, the Company has reclassified its cash flow activity to reflect the impact of foreign exchange rates on cash as a separate component of the consolidated statements of cash flows.

A summary of the impact of the restatements noted above on the Company’s consolidated balance sheet as of March 31, 2004, the consolidated statement of operations for the nine and three month periods ended December 31, 2003, and the consolidated statement of cash flows for the nine month period ended December 31, 2003 are as follows:

	March 31, 2004
	As Previously Reported	Tax Matters	Lease Accounting Adjustments	Other Items	As Restated
Consolidated Balance Sheet
Accounts receivable	$188,514	$—	$—	$4,658	$193,172
Inventories	206,302	—	—	1,000	207,302
Deferred tax assets	56,419	(13,320)	—	(3,990)	39,109
Other current assets	36,342	—	(2,072)	—	34,270
Total current assets	929,658	(13,320)	(2,072)	1,668	915,934
Property & equipment	233,020	—	8,657	—	241,677
Goodwill	238,573	(425)	—	—	238,148
Total Assets	2,053,406	(13,745)	6,585	1,668	2,047,914
Current portion of long-term debt	705	—	33	—	738
Accrued expenses and other current liabilities	207,190	23,951	10,768	(8,636)	233,273
Total current liabilities	240,613	23,951	10,801	(8,636)	266,729
Long-term debt	350,080	—	1,394	—	351,474
Deferred tax liability	219,412	(13,737)	—	—	205,675
Retained earnings	575,323	(23,959)	(5,610)	10,304	556,058
Shareholders’ equity	1,226,436	(23,959)	(5,610)	10,304	1,207,171
Total Liabilities and Equity	2,053,406	(13,745)	6,585	1,668	2,047,914

	Nine Months Ended December 31, 2003
	As Previously Reported	Tax Matters	Lease Accounting Adjustments	Other Items	As Restated
Consolidated Statement of Operations
Net revenue	$1,365,747	$—	$—	$825	$1,366,572
Gross profit	626,069	—	—	825	626,894
Depreciation & amortization	60,928	—	2,779	(300)	63,407
Other selling, general and administrative expenses	419,283	—	(1,616)	(10,614)	407,053
Special items	(11,000)			11,000	—
Total operating expenses	469,211	—	1,163	86	470,460
Income from operations	156,858	—	(1,163)	739	156,434
Interest and other expense	24,502	—	110	—	24,612
Income before taxes	134,942	—	(1,273)	739	134,408
Provision for income taxes	29,667	973	(121)	235	30,754
Net Income	105,275	(973)	(1,152)	504	103,654
Net income per share - diluted	1.16	(0.01)	(0.01)	0.01	1.14

	Three Months Ended December 31, 2003
	As Previously Reported	Tax Matters	Lease Accounting Adjustments	Other Items	As Restated
Consolidated Statement of Operations
Net revenue	$450,592	$—	$—	$275	$450,867
Gross profit	200,229	—	—	275	200,504
Depreciation & amortization	22,352	—	926	(345)	22,933
Other selling, general and administrative expenses	139,793	—	(537)	(400)	138,856
Total operating expenses	162,145	—	389	(745)	161,789
Income from operations	38,084	—	(389)	1,020	38,715
Interest and other expense	8,370	—	37	—	8,407
Income before taxes	30,429	—	(426)	1,020	31,023
Provision for income taxes	6,796	324	(42)	378	7,456
Net income	23,633	(324)	(384)	642	23,567
Net income per share - diluted	0.26	—	—	0.01	0.26

	Nine Months Ended December 31, 2003
	As Previously Reported	Tax Matters	Lease Accounting Adjustments	Other Items	As Restated
Consolidated Statement of Cash Flows
Net income	$105,275	$(973)	$(1,152)	$504	$103,654
Depreciation & amortization	58,825	—	2,779	2,862	64,466
Non cash provision for special charges	3,161	—	—	(3,161)
Deferred taxes	8,708	6	—	(350)	8,364
Accounts receivable	92,051	—	—	(2,101)	89,950
Inventories	(8,823)	—	—	6,944	(1,879)
Other assets	(10,002)	—	1,055	2,326	(6,621)
Accounts payable	(33,831)	—	—	(13,597)	(47,428)
Accrued expenses and other liabilities	(1,436)	967	157	3,326	3,014
Net cash provided by operating activities	213,928	—	2,839	(3,247)	213,520
Purchases of property and equipment	(37,642)	—	(2,816)	(1,305)	(41,763)
Net cash used in investing activities	(63,240)	—	(2,816)	(1,305)	(67,361)
Payment of long-term debt	(151,801)	—	(23)	(226)	(152,050)
Short-term bank borrowings (repayments), net	(19,946)	—	—	(512)	(20,458)
Net cash used in financing activity	(170,424)	—	(23)	(738)	(171,185)
Effect of exchange rates on cash	—	—	—	5,290	5,290
Net decrease in cash	(19,736)	—	—	—	(19,736)

Note 4 – Change in Accounting Estimate

During the first quarter of fiscal 2004, the Company reevaluated the level of price adjustments it previously provided for its retailers and reduced its estimated accrual for such price adjustments, increasing income before income taxes by approximately $9,000.

Note 5 – Acquisitions

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

Note 6 – Debt Facilities

As of December 31, 2004, the Company’s principal debt facilities consisted of $192,470 of 6.85% notes maturing on June 1, 2008 (the “2008 Notes”), $150,000 of 9% bonds maturing on December 1, 2031 (the “2031 Bonds”) and a revolving credit facility which was to expire on July 1, 2005 (the “Credit Facility”). The 2008 Notes and the 2031 Bonds (collectively, the “Notes”) were issued by Tommy Hilfiger U.S.A., Inc. (“TH USA”), a subsidiary of THC, and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

During the nine-month period ended December 31, 2004, the Company repurchased $7,530 of the original $200,000 principal amount of the 2008 Notes in the open market.

The Credit Facility, which was guaranteed by THC, consisted of an unsecured $300,000 TH USA three-year revolving credit facility, expiring on July 1, 2005, of which up to $175,000 could have been used for direct borrowings. The Credit Facility was available for letters of credit, working capital and other general corporate purposes. As of December 31, 2004, $80,497 of the available borrowings under the Credit Facility had been used to open letters of credit, including $25,518 for inventory purchased that are included in current liabilities and $54,979 related to commitments to purchase inventory. There were no direct borrowings outstanding under the Credit Facility as of December 31, 2004.

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

As a result of a delay in furnishing financial information for the quarters ended September 30, 2004 and December 31, 2004, the Company would have been in technical default of the Credit Facility covenants had waivers not been obtained. On November 16, 2004, the Company obtained waivers from the bank group, extending the deadline of its quarterly financial submissions until March 15, 2005. On March 14, 2005, the Company obtained an extension of the waivers until April 30, 2005.

On April 20, 2005, the Company terminated the Credit Facility, and entered into a new $150,000, cash-collateralized, 364-day, letter of credit facility (the “Letter of Credit Facility”) to be used for normal trade financing and other general purposes. No cash borrowings are available under the Letter of Credit Facility.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $161,368 at December 31, 2004, for working capital or trade financing purposes. As of December 31, 2004, $30,755 of available borrowings under these facilities had been used to open letters of credit, including $7,912 for inventory purchased that is included in current liabilities and $22,843 related to commitments to purchase inventory. There were no short-term borrowings as of December 31, 2004 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.31% for the nine-month period ended December 31, 2004.

Note 7 - Condensed Consolidating Financial Information

The Notes discussed in Note 6 were issued by TH USA and are fully and unconditionally guaranteed by THC. Accordingly, condensed consolidating balance sheets as of December 31, 2004 and March 31, 2004, the related condensed consolidating statements of operations for each of the nine-month and three-month periods ended December 31, 2004 and 2003 and the condensed consolidating statements of cash flows for the nine-month periods ended December 31, 2004 and 2003 are provided. The operations of TH USA, excluding its subsidiaries, consist of the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries. The non-guarantor subsidiaries of TH USA consist of the Company’s U.S. retail, licensing and other wholesale divisions, as well as the Company’s Canadian operations. Such operations contributed net revenue of $785,364 and $832,077 for the nine-month periods and $283,267 and $302,294 for the three-month periods ended December 31, 2004 and 2003, respectively. The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations, as well as the Company’s European operations. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA’s and THC’s results reflect 100% of the earnings of their respective subsidiaries in each of the years presented. In addition, they are presented on a restated basis, as described in Note 3. See Note 6 for a description of certain restrictions on the ability of subsidiaries of THC to pay dividends to THC.

Condensed Consolidating Statements of Operations

Nine Months Ended December 31, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$177,852	$1,133,858	$(17,944)	$1,293,766
Cost of goods sold	—	129,756	578,761	(9,283)	699,234

Gross profit	—	48,096	555,097	(8,661)	594,532

Depreciation and amortization	—	13,924	43,191	—	57,115
Other selling, general and administrative expenses	(63)	62,529	395,597	(8,908)	449,155

Total selling, general, and administrative expenses	(63)	76,453	438,788	(8,908)	506,270

Income (loss) from operations	63	(28,357)	116,309	247	88,262
Interest and other expense	—	21,409	1,183	—	22,592
Interest income	1,453	728	2,263	—	4,444
Intercompany interest expense (income)	(36,718)	30,346	6,372	—	—

Income (loss) before income taxes	38,234	(79,384)	111,017	247	70,114
Provision (benefit) for income taxes	3,472	(48,814)	43,797	—	(1,545)
Equity in net earnings of unconsolidated subsidiaries	36,897	3,917	—	(40,814)	—

Net income (loss)	$71,659	$(26,653)	$67,220	$(40,567)	$71,659

Condensed Consolidating Statements of Operations

Nine Months Ended December 31, 2003

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$293,359	$1,097,449	$(24,236)	$1,366,572
Cost of goods sold	—	194,605	555,101	(10,028)	739,678

Gross profit	—	98,754	542,348	(14,208)	626,894

Depreciation and amortization	—	14,664	48,743	—	63,407
Other selling, general and administrative expenses	(1,842)	82,171	340,859	(14,135)	407,053

Total selling, general, and administrative expenses	(1,842)	96,835	389,602	(14,135)	470,460

Income (loss) from operations	1,842	1,919	152,746	(73)	156,434
Interest and other expense	—	23,373	1,239	—	24,612
Interest income	400	508	1,678	—	2,586
Intercompany interest expense (income)	(41,570)	63,968	(22,398)	—	—
Intercompany divided income	—	(15,000)	—	15,000	—

Income (loss) before income taxes	43,812	(69,914)	175,583	(15,073)	134,408
Provision (benefit) for income taxes	5,477	(24,127)	54,654	(5,250)	30,754
Equity in net earnings of unconsolidated subsidiaries	65,319	102,031	—	(167,350)	—

Net income (loss)	$103,654	$56,244	$120,929	$(177,173)	$103,654

Condensed Consolidating Statements of Operations

Three Months Ended December 31, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$65,396	$370,838	$(5,486)	$430,748
Cost of goods sold	—	45,071	194,880	(3,076)	236,875

Gross profit	—	20,325	175,958	(2,410)	193,873

Depreciation and amortization	—	3,733	13,723	—	17,456
Other selling, general and administrative expenses	651	19,213	139,151	(3,069)	155,946

Total selling, general, and administrative expenses	651	22,946	152,874	(3,069)	173,402

Income (loss) from operations	(651)	(2,621)	23,084	659	20,471
Interest and other expense	—	7,175	575	—	7,750
Interest income	749	222	1,001	—	1,972
Intercompany interest expense (income)	(12,254)	10,972	1,282	—	—

Income (loss) before income taxes	12,352	(20,546)	22,228	659	14,693
Provision (benefit) for income taxes	(94)	(25,818)	20,412	—	(5,500)
Equity in net earnings of unconsolidated subsidiaries	7,747	(12,057)	—	4,310	—

Net income (loss)	$20,193	$(6,785)	$1,816	$4,969	$20,193

Condensed Consolidating Statements of Operations

Three Months Ended December 31, 2003

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$91,942	$366,536	$(7,611)	$450,867
Cost of goods sold	—	63,441	189,778	(2,856)	250,363

Gross profit	—	28,501	176,758	(4,755)	200,504

Depreciation and amortization	—	4,710	18,223	—	22,933
Other selling, general and administrative expenses	(403)	22,996	120,830	(4,567)	138,856

Total selling, general, and administrative expenses	(403)	27,706	139,053	(4,567)	161,789

Income (loss) from operations	403	795	37,705	(188)	38,715
Interest and other expense	—	7,230	1,177	—	8,407
Interest income	122	142	451	—	715
Intercompany interest expense (income)	(12,284)	20,379	(8,095)	—	—

Income (loss) before income taxes	12,809	(26,672)	45,074	(188)	31,023
Provision (benefit) for income taxes	1,708	(9,058)	14,806	—	7,456
Equity in net earnings of unconsolidated subsidiaries	12,466	37,327	—	(49,793)	—

Net income (loss)	$23,567	$19,713	$30,268	$(49,981)	$23,567

Condensed Consolidating Balance Sheets

December 31, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$185,937	$72,936	$219,901	$—	$478,774
Short-term investments	—	—	64,711	—	64,711
Accounts receivable	—	—	78,176	—	78,176
Inventories	—	26,756	214,472	(934)	240,294
Deferred tax assets	—	35,003	11,307	—	46,310
Other current assets	2,390	11,113	38,257	—	51,760

Total current assets	188,327	145,808	626,824	(934)	960,025
Property, plant and equipment, at cost, less accumulated depreciation and amortization	—	111,806	132,851	—	244,657
Intangible assets, subject to amortization	—	—	7,206	—	7,206
Intangible assets, not subject to amortization	—	—	643,456	—	643,456
Goodwill	—	—	260,673	—	260,673
Investment in subsidiaries	594,915	1,092,484	—	(1,687,399)	—
Other assets	—	6,661	5,276	—	11,937

Total Assets	$783,242	$1,356,759	$1,676,286	$(1,688,333)	$2,127,954

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$76	$366	$—	$442
Accounts payable	—	2,663	16,874	—	19,537
Accrued expenses and other current liabilities	3,493	19,283	196,466	(5,252)	213,990

Total current liabilities	3,493	22,022	213,706	(5,252)	233,969
Intercompany payable (receivable)	(543,342)	500,639	42,703	—	—
Long-term debt	—	349,800	(5,723)	—	344,077
Deferred tax liability	—	(11,475)	218,880	—	207,405
Other liabilities	—	10,836	8,576	—	19,412
Shareholders’ equity	1,323,091	484,937	1,198,144	(1,683,081)	1,323,091

Total Liabilities and Shareholders’ Equity	$783,242	$1,356,759	$1,676,286	$(1,688,333)	$2,127,954

Condensed Consolidating Balance Sheets

March 31, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$126,120	$137,523	$150,905	$—	$414,548
Short-term investments	—	—	27,533	—	27,533
Accounts receivable	—	25,534	167,638	—	193,172
Inventories	—	33,337	175,146	(1,181)	207,302
Deferred tax assets	—	23,812	15,297	—	39,109
Other current assets	1,418	9,352	23,500	—	34,270

Total current assets	127,538	229,558	560,019	(1,181)	915,934
Property, plant and equipment, at cost, less accumulated depreciation and amortization	—	116,811	124,866	—	241,677
Intangible assets, subject to amortization	—	—	7,749	—	7,749
Intangible assets, not subject to amortization	—	—	634,920	—	634,920
Goodwill	—	—	238,148	—	238,148
Investment in subsidiaries	558,018	1,088,567	206,178	(1,852,763)	—
Other assets	—	4,273	5,213	—	9,486

Total Assets	$685,556	$1,439,209	$1,777,093	$(1,853,944)	$2,047,914

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$176	$562	$—	$738
Accounts payable	—	6,697	26,021	—	32,718
Accrued expenses and other current liabilities	9,304	90,592	138,627	(5,250)	233,273

Total current liabilities	9,304	97,465	165,210	(5,250)	266,729
Intercompany payable (receivable)	(530,919)	481,737	49,182	—	—
Long-term debt	—	349,830	1,644	—	351,474
Deferred tax liability	—	(11,462)	217,137	—	205,675
Other liabilities	—	10,049	6,816	—	16,865
Shareholders’ equity	1,207,171	511,590	1,337,104	(1,848,694)	1,207,171

Total Liabilities and Shareholders’ Equity	$685,556	$1,439,209	$1,777,093	$(1,853,944)	$2,047,914

Condensed Consolidating Statements of Cash Flows

Nine Months Ended December 31, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$71,659	$(26,653)	$67,220	$(40,567)	$71,659
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	13,924	44,015	—	57,939
Deferred taxes	—	(7,219)	18	—	(7,201)
Non cash activity in investments in subsidiaries	(36,897)	(3,917)	—	40,814	—
Changes in operating assets and liabilities	17,586	(24,141)	49,306	(247)	42,504

Net cash provided by (used in) operating activities	52,348	(48,006)	160,559	—	164,901

Cash flows from investing activities
Purchases of property and equipment	—	(8,572)	(52,043)	—	(60,615)
Purchases of short-term investments, net	—	—	(37,178)	—	(37,178)
Acquisition of businesses, net of cash acquired	—	—	(7,462)	—	(7,462)

Net cash (used in) provided by investing activities	—	(8,572)	(96,683)	—	(105,255)

Cash flows from financing activities
Payments on long-term debt	—	(8,009)	(47)	—	(8,056)
Proceeds from the exercise of stock options	7,469	—	—	—	7,469

Net cash provided by (used in) financing activities	7,469	(8,009)	(47)	—	(587)
Effect of exchange rates on cash	—	—	5,167	—	5,167

Net increase (decrease) in cash	59,817	(64,587)	68,996	—	64,226
Cash and cash equivalents, beginning of period	126,120	137,523	150,905	—	414,548

Cash and cash equivalents, end of period	$185,937	$72,936	$219,901	$—	$478,774

Condensed Consolidating Statements of Cash Flows

Nine Months Ended December 31, 2003

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$103,654	$56,244	$120,929	(177,173)	$103,654
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	15,210	49,256	—	64,466
Deferred taxes	—	1,516	6,848	—	8,364
Non cash activity in investments in subsidiaries	(65,319)	(87,031)	—	152,350	—
Changes in operating assets and liabilities	(144,643)	312,111	(140,255)	9,823	37,036

Net cash provided by (used in) operating activities	(106,308)	298,050	36,778	(15,000)	213,520

Cash flows from investing activities
Purchases of property and equipment	—	(7,291)	(34,472)	—	(41,763)
Purchases of short-term investments, net	—	—	(25,598)	—	(25,598)

Net cash (used in) provided by investing activities	—	(7,291)	(60,070)	—	(67,361)

Cash flows from financing activities
Payments on long-term debt	—	(151,214)	(836)	—	(152,050)
Proceeds from the exercise of stock options	1,323	—	—	—	1,323
Repayments of short-term bank borrowings, net	—	—	(20,458)	—	(20,458)
Intercompany dividends	—	—	(15,000)	15,000	—

Net cash provided by (used in) financing activities	1,323	(151,214)	(36,294)	15,000	(171,185)
Effect of exchange rates on cash	—	—	5,290	—	5,290

Net increase (decrease) in cash	(104,985)	139,545	(54,296)	—	(19,736)
Cash and cash equivalents, beginning of period	162,575	28,493	229,758	—	420,826

Cash and cash equivalents, end of period	$57,590	$168,038	$175,462	$—	$401,090

Note 8 – Segment Reporting

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

As defined and prescribed by Statement of Financial Accounting Standards (“SFAS”) 131, “Disclosures about Segments of an Enterprise and Related Information” and related interpretations, the Company has four reportable segments: U.S. Wholesale, International Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels. The U.S. and International Wholesale segments consist of the design and sourcing of men’s and women’s sportswear and activewear, jeanswear and childrenswear for wholesale distribution in their respective geographic region. The Retail segment reflects the operations of the Company’s outlet and specialty stores. The Licensing segment consists of the services related to licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying offices. The Company evaluates performance and allocates resources based on segment profits. The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Form 10-K. Income (loss) from operations, or “Segment profits” are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses.

Business units that are not aggregated in the above mentioned reportable segments either do not qualify as a segment or do not meet the aggregation criteria of SFAS 131 and are included in Other. Other consists of Corporate and E-Commerce. Included within Corporate are executive compensation, certain marketing costs, amortization and impairment of intangibles, and other corporate overhead. The Elimination balances represent the elimination of intercompany buying office commission revenue and intercompany royalty expense.

Financial information for the Company’s reportable segments is as follows:

	U.S. Wholesale	International Wholesale	Retail	Licensing	Other	Eliminations	Total
Nine Months Ended December 31, 2004
Total segment revenue	$521,182	$320,023	$398,433	$89,953	$224	$(36,049)	$1,293,766
Income (loss) from operations	(11,389)	32,504	54,562	58,554	(96,338)	50,369	88,262
Depreciation and amortization	23,790	11,098	14,381	96	7,750	—	57,115
Nine Months Ended December 31, 2003
Total segment revenue	$725,390	$256,173	$340,447	$88,117	$—	$(43,555)	$1,366,572
Income (loss) from operations	63,376	20,138	36,555	72,126	(91,371)	55,610	156,434
Depreciation and amortization	32,491	8,933	12,712	129	9,142	—	63,407

	U.S. Wholesale	International Wholesale	Retail	Licensing	Other	Eliminations	Total
Three Months Ended December 31, 2004
Total segment revenue	$168,768	$77,402	$165,333	$29,862	$224	$(10,841)	$430,748
Income (loss) from operations	(3,864)	(4,285)	28,201	19,648	(34,794)	15,565	20,471
Depreciation and amortization	5,767	4,040	5,048	32	2,569	—	17,456
Three Months Ended December 31, 2003
Total segment revenue	$239,040	$60,924	$135,903	$28,545	$—	$(13,545)	$450,867
Income (loss) from operations	20,173	(6,608)	16,731	18,544	(27,898)	17,773	38,715
Depreciation and amortization	12,403	3,662	3,392	43	3,433	—	22,933

Note 9 – Retirement Plans

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

The components of net periodic benefit cost are as follows:

	Nine Months Ended December 31,		Three Months Ended December 31,
	2004	2003	2004	2003
Service cost	$721	$678	$240	$226
Interest cost	548	484	183	161
Amortization of prior service cost	231	231	77	77

Net periodic benefit cost	$1,500	$1,393	$500	$464

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

A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

	Nine Months Ended December 31,		Three Months Ended December 31,
	2004	2003	2004	2003
Weighted average shares outstanding	91,635,000	90,615,000	91,814,000	90,655,000
Net effect of dilutive stock options based on the treasury stock method using average market price	661,000	475,000	205,000	901,000

Weighted average share and share equivalents outstanding	92,296,000	91,090,000	92,019,000	91,556,000

Options to purchase 6,263,255 shares at December 31, 2004 and 3,585,787 shares at December 31, 2003 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Ordinary Shares.

Note 11 – Legal Matters

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

As previously disclosed, the Company initiated discussions in May 2005 with the IRD with respect to the potential Hong Kong profits tax liability of THEH. In the course of these discussions, the Company made a settlement offer to the IRD to resolve this issue that was not accepted, and discussions are ongoing. Accordingly, there can be no assurance as to the ultimate resolution of this matter, although the Company does not believe that the final resolution will have a material effect on the Company’s financial position.

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

Note 12 – Tax Matters

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

As discussed in Note 11, in connection with the resolution of the USAO investigation, the effect of adjusting the buying office commission rate for fiscal years 2001 through 2004 resulted in a tax provision in the second quarter of fiscal 2005 of approximately $12,000, after taking into account previously established reserves for this matter. As a result of the additional federal and state taxable income, the Company has reviewed its taxable income projections and has partially reversed certain valuation allowances of $13,626 and has recognized foreign tax credits of $15,935.

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

Note 13 – Subsequent Events

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

Sale of Buildings

In May 2005, the Company sold its office building at 485 Fifth Avenue in New York City for net proceeds of $45,900. The net book value of the building was $43,580 resulting in a pretax gain on the sale of $2,320.

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

U.S. Wholesale Restructuring

During October 2005, the Company completed a review of its U.S. Wholesale organization and determined that activities were required to streamline the structure and more effectively support the current level of business. On October 6, 2005, the Company announced a series of actions to accomplish these goals. In order to achieve operating efficiencies, the Company terminated approximately 135 employees. These actions are expected to result in a pretax charge to earnings in the third quarter of fiscal 2006 of approximately $5,000 primarily related to severance payments to the affected employees. This streamlining along with associated expense reductions is expected to result in annual cost savings beginning in the fourth quarter of fiscal 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollar amounts in thousands, except per share amounts)

Restatement of Previously Issued Financial Statements

The Company has restated its prior year financial statements for certain tax, lease accounting and other items as detailed below. The accompanying financial statements reflect a ($534) and $594 adjustment to pretax income for the nine and three month periods ended December 31, 2003, respectively, and a $1,621 and ($66) adjustment to net income for the nine and three month periods ended December 31, 2003, respectively. Additionally, the Company recorded a reduction to the March 31, 2003 retained earnings of $17,933.

Tax Items

In connection with responding to the United States Attorney’s Office for the Southern District of New York (“USAO”) investigation (see Note 11 to the Condensed Consolidated Financial Statements), the Company performed a comprehensive review of its income tax accounting. This review, which was done under the direction of a Special Committee of the Board of Directors, identified certain questions about Hong Kong tax matters. In May 2005, the Company initiated discussions with the Hong Kong Inland Revenue Department (“IRD”) in an effort to resolve any issues concerning whether its wholly-owned subsidiary, Tommy Hilfiger (Eastern Hemisphere) Limited (“THEH”) is subject to profits tax in Hong Kong, and if so, the portion of THEH’s income that is subject to that tax. The Company now believes that its previously issued financial statements should have contained provisions for profits tax in Hong Kong and has restated its financial statements by recording additional income tax provisions of $2,744 and $914 for the nine and three month periods ended December 31, 2003, respectively, and a decrease to the March 31, 2003 retained earnings of $12,984.

During fiscal 2003, the State of New Jersey instituted an Alternative Minimum Assessment (“AMA”). The Company included the AMA in its provisions for income taxes, and began to make related tax payments to the state. In December 2004, the Company determined that the AMA was not properly applied and that the Company’s obligations for AMA were less than previously recorded. The Company has since discussed the matter with the State of New Jersey to validate its understanding of the law along with its application and has filed for refunds of the amounts previously paid. The Company has corrected its financial statements by reversing the related income tax provisions of $2,193 and $731 for the nine and three month periods ended December 31, 2003, respectively.

In addition, the Company has corrected its income tax provisions for certain intercompany expense allocations and certain other tax matters by recording additional income tax provisions of $422 and $141 for the nine and three month periods ended December 31, 2003, respectively, and a $13,379 net decrease to retained earnings as of March 31, 2003.

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

In periods prior to the second quarter of fiscal 2005, the Company had recorded straight-line rent expense for certain store operating leases beginning with the commencement date of store operations rather than the lease commencement date. Rent expense was not consistently recognized during rent holidays, occupancy periods before the store openings, or certain leasehold build-out periods. As a result of correcting its policy, the Company has adjusted its financial statements for the nine and three month periods ended December 31, 2003 by increasing rent expense with a corresponding reduction in operating income of $1,520 and $508, respectively, decreasing net income by $1,305 and $435, respectively, and decreasing retained earnings at March 31, 2003 by $1,918.

Previously, the Company had recorded tenant allowances (amounts received from a landlord to fund leasehold improvements) as a reduction of property and equipment. These amounts should have been recorded as a deferred lease incentive liability. The amortization of these landlord incentives was originally recorded as a reduction in depreciation expense rather than as a reduction of rent expense. In addition, the statements of cash flow had originally reflected these incentives as a reduction of capital expenditures within cash flows from investing activities rather than as cash flows from operating activities. While these adjustments have no effect on pretax or net income, the Company has corrected its income statement classification of these expenses by decreasing rent expense, with a corresponding increase to depreciation expense of $2,779 and $927 for the nine and three month periods ended December 31, 2003. The balance sheet as of March 31, 2004, has been adjusted to cumulatively reflect all prior year activity as increases to Property and equipment, at cost, net of accumulated depreciation and amortization, and a corresponding increase to Accrued expenses (deferred lease incentive liabilities) of $8,657. The statement of cash flows for the nine month period ended December 31, 2003 has been adjusted to reflect increases to Purchases of property and equipment of $2,816, increases to Depreciation and amortization of $2,779 and a net increase to Accrued expenses and other liabilities of $37.

The Company has also reviewed the accounting for its participation in the design and construction of one of its retail stores during fiscal 2002. Under the guidance of The Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” the Company has concluded that its historical accounting did not fully reflect its participation in the construction of that store, which should have included additional construction costs of $1,500 with offsetting imputed debt. As a result of adjusting the original cost and related imputed debt, the Company has adjusted its financial statements for the nine and three month periods ended December 31, 2003 by recording a decrease to rent expense of $357 and $119, respectively, an increase to interest expense of $110 and $37, respectively, and an increase to net income of $153 and $51, respectively. In fiscal 2003, the Company recorded an asset impairment of its fixed assets related to this store. Accordingly, the remaining value of $1,456 attributable to this adjustment was likewise written off effective in fiscal 2003.

Other Items

The Company identified certain other accrued liabilities, allowances and inventory reserves that had accumulated over a period of years and that were in excess of amounts required. The Company has corrected its financial statements for the nine and three month periods ended December 31, 2003 by increasing pretax income by $739 and $1,020, respectively, increasing net income by $504 and $642, respectively, and increasing retained earnings at March 31, 2003 by $9,145.

See Note 3 to the accompanying condensed consolidated financial statements for a summary of the effects of the restatement of previously issued financial statements to reflect the above items. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to these restatements.

General

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes thereto in Item 1 above. All references to years relate to the fiscal year ended March 31 of such year.

U.S. Attorney’s Office Investigation

As more fully described under Legal Proceedings, during fiscal 2005, the Company was subject to an investigation by the USAO regarding commission rates paid by its U.S. subsidiaries to THEH, as well as other related tax matters. On August 10, 2005, the Company announced that it had entered into a non-prosecution agreement with the USAO under which the USAO concluded that criminal tax charges were not warranted and closed its investigation. As part of the non-prosecution agreement, the Company agreed to amend its U.S. Federal tax returns for fiscal years 2001 through 2004 to reflect a reduced buying office commission rate for those years. As a result of the commission rate reduction and other unrelated adjustments that were also reflected in the amended tax returns, the Company paid approximately $15,400 in additional federal income taxes and $2,700 in interest for these four years, taking into account the effect of changes in other tax attributes, including net operating loss carry forwards. As the change in the buying office commission rate is determined to be a change in estimate, restatement of prior year tax provisions for this matter was not appropriate.

Business Segments

During the second quarter of fiscal 2005, the Company reviewed its segment reporting and determined that certain operating components of its previously reported Wholesale segment no longer share similar long-term economic characteristics and should therefore no longer be aggregated. The previously reported Wholesale segment is now divided into U.S. Wholesale and International Wholesale segments. Previously reported segment data has been reclassified to conform to the new segment structure.

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

Business units that are not aggregated in the above mentioned reportable segments either do not qualify as a segment or do not meet the aggregation criteria of SFAS 131. These units are included in Other and consist of Corporate and E-Commerce. Included within Corporate are executive compensation, certain marketing costs, amortization and impairment of intangibles, interest costs, and other corporate overhead. Eliminations consist of intercompany revenue and expenses.

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations data as a percentage of net revenue:

	Nine Months Ended December 31,		Three Months Ended December 31,
	2004	2003	2004	2003
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.1	54.1	55.0	55.5

Gross profit	45.9	45.9	45.0	44.5
Depreciation and amortization	4.4	4.6	4.1	5.1
Other SG&A expenses	34.7	29.8	36.2	30.8

Total SG&A expenses	39.1	34.4	40.3	35.9

Income from operations	6.8	11.5	4.7	8.6
Interest and other expense, net	1.4	1.6	1.3	1.7

Income before taxes	5.4	9.9	3.4	6.9

Provision for income taxes	(0.1)	2.3	(1.3)	1.7

Net income	5.5	7.6	4.7	5.2

Items Affecting Comparability

During the third quarter of fiscal 2005, the Company incurred approximately $6,600 of legal expenses related to the USAO investigation and class action lawsuits.

In the second quarter of fiscal 2005, the Company reduced the commission rate paid to the buying office by its subsidiaries. This decrease in the commission rate has the effect of decreasing intercompany revenue with corresponding decreases in cost of sales at the affected consolidated subsidiaries, with no net impact on consolidated pretax results. Since these entities reside in different tax jurisdictions, however, the Company’s consolidated effective tax rate was affected, as noted above. For the nine and three month periods ending December 31, 2004, the reduced commission rate resulted in $7,275 and $1,778, respectively, of lower intercompany revenues and cost of sales.

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

In the third quarter of fiscal 2004, the Company recorded charges of $3,161 before taxes primarily to reduce to fair value fixed assets at five of the Company’s retail stores.

During the first quarter of fiscal 2004, the Company settled its trademark counterfeiting and infringement litigation with Goody’s Family Clothing, Inc. and received a payment of $11,000 on August 1, 2003, in connection with the settlement. The Company recorded this settlement as a reduction of selling, general and administrative expenses.

Also during the first quarter of fiscal 2004, the Company reevaluated the level of price adjustments it previously provided for its retailers and recorded a change in accounting estimate, reducing its estimated accrual for such price adjustments, increasing net revenue, gross profit and income before taxes by approximately $9,000.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003

Overview

The Company’s net revenue decreased 5.3% to $1,293,766 during the first nine months of fiscal 2005 compared to $1,366,572 in the first nine months last year. Net revenue decreased in the U.S. Wholesale segment due to lower unit volume, offset, in part, by higher average unit prices. This decrease was partially offset by increases in the International Wholesale, Retail and Licensing segments, resulting from higher unit volume. Consolidated net revenue included revenue from Tommy Hilfiger Europe B. V. (“TH Europe”) of approximately $331,641 in the first nine months of fiscal 2005 compared to $249,074 for the same period last year. This increase from the prior year included approximately $25,338 resulting from the translation of the stronger Euro in fiscal 2005. The fluctuations in revenue of each of the Company’s segments are further described below in the Segment Operations section.

Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Nine Months Ended December 31,
	2004	2003	% Increase (Decrease)
U.S. Wholesale	$521,182	$725,390	(28.2)%
International Wholesale	320,023	256,173	24.9%
Retail	398,433	340,447	17.0%
Licensing	53,904	44,562	21.0%
Other	224	—

Total	$1,293,766	$1,366,572	(5.3)%

Gross profit as a percentage of net revenue was unchanged at 45.9% for the nine months ended December 31, 2004 as compared to the corresponding period last year. The gross margin benefited from a higher contribution to total net revenue from the Company’s International Wholesale, Retail and Licensing segments, and was offset by the gross margin of the Company’s U.S. Wholesale segment, which decreased when compared to the same period last year. Also favorably impacting gross margin was an increase in net revenue in the International Wholesale and Retail segments as compared to the same period a year ago. These segments generate a higher gross margin than the Company’s consolidated gross margin. The Company also benefited from an increase in gross margin from the Retail segment when compared to the same period last year. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses for the first nine months of fiscal 2005 increased to $506,270, or 39.1% of net revenue, from $470,460, or 34.4% of net revenue, in the first nine months of fiscal 2004. Selling, general and administrative expenses in fiscal 2004 were reduced by $7,839, representing the settlement of the Company’s trademark counterfeiting and infringement litigation with Goody’s Family Clothing, Inc., offset in part, by the impairment of certain assets, each as described above. Increases in the International Wholesale and Retail segment expenses were offset by a decrease in Corporate division expenses. The increase in the International Wholesale segment expenses was incurred to support revenue growth and the effect of the translation of the stronger Euro. The increase in the Retail segment expenses was due to expenses of the Company’s non-U.S. subsidiaries, incurred to support a higher number of retail stores, partly offset by a decrease in the U.S. retail division due to the closing of four U.S. specialty stores in the fourth quarter of fiscal 2004 and 19 stores during the first quarter of fiscal 2004. The reduction in expenses at the Corporate division was mainly attributable to lower incentive compensation and marketing expense.

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $33,316 and $35,302 for the nine months ended December 31, 2004 and 2003, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Interest and other expense decreased from $24,612 in the first nine months of fiscal 2004 to $22,592 in the first nine months of fiscal 2005. This decrease was primarily the result of the repayment, upon maturity, in June 2003, of $151,091 principal amount of the 2003 Notes.

Interest income increased from $2,586 in the first nine months of fiscal 2004 to $4,444 in the first nine months of fiscal 2005. The increase from the first nine months of fiscal 2004 was caused by higher average invested cash balances and higher interest rates earned on invested cash balances. Interest rates earned on invested cash balances for the nine-month periods ended December 31, 2004 and 2003 were 1.38% and 0.99%, respectively.

The Company recorded a benefit for income taxes of $1,545 for the nine months ended December 31, 2004, as compared to a provision of $30,754 for the nine months ended December 31, 2003. The effective tax rate for the nine months ended December 31, 2004 was (2.2%) as compared to 22.9% for the comparable period in the prior year. The effective tax rate for the nine months ended December 31, 2004 was substantially reduced from the prior year by those items described in Items Affecting Comparability as well as the relative level of earnings in the various taxing jurisdictions in which the Company’s earnings are subject to tax.

Segment Operations

Financial information for the Company’s reportable segments is as follows:

	U.S. Wholesale	International Wholesale	Retail	Licensing	Other	Eliminations	Total
Nine Months Ended December 31, 2004
Total segment revenue	$521,182	$320,023	$398,433	$89,953	$224	$(36,049)	$1,293,766
Income (loss) from operations	(11,389)	32,504	54,562	58,554	(96,338)	50,369	88,262
Operating margin	(2.2%)	10.2%	13.7%	65.1%			6.8%

Nine Months Ended December 31, 2003
Total segment revenue	$725,390	$256,173	$340,447	$88,117	$—	$(43,555)	$1,366,572
Income (loss) from operations	63,376	20,138	36,555	72,126	(91,371)	55,610	156,434
Operating margin	8.7%	7.9%	10.7%	81.9%			11.4%

U.S. Wholesale Segment. U.S. Wholesale segment net revenue decreased by $204,208, or 28.2%, from the first nine months of fiscal 2004 to the first nine months of fiscal 2005. Within the U.S. Wholesale segment, net revenue by component was as follows:

	Nine Months Ended December 31,
	2004	2003
Menswear	$176,486	$264,265
Womenswear	263,844	311,103
Childrenswear	80,852	150,022

	$521,182	$725,390

Net revenue in the U.S. Wholesale segment decreased due to a reduction in customer orders during the first nine months of fiscal 2005, partially offset by higher unit prices, as compared to the prior year. The lower volume was mainly driven by lower order levels of the Company’s major customers, as well as lower sales through the Company’s off-price channels.

As a percentage of segment revenue, segment losses were 2.2% for the first nine months of fiscal 2005 compared to segment profits of 8.7% for the same period last year. This decrease is from the reduction in net revenue discussed above, and a comparatively lower gross margin due to higher costs associated with new product initiatives and a higher level of price adjustments when compared to last year. These higher costs were partly offset by lower depreciation and amortization and variable expenses.

International Wholesale Segment. International Wholesale segment net revenue increased by $63,850, or 24.9%, from the first nine months of fiscal 2004 to the first nine months of fiscal 2005. Within the International Wholesale segment, net revenue by component was as follows:

	Nine Months Ended December 31,
	2004	2003
Menswear	$170,551	$139,987
Womenswear	113,153	85,829
Childrenswear	36,319	30,357

	$320,023	$256,173

Net revenue increased as a result of increased volume and higher exchange rates as compared to the prior year. The volume increase reflects increased penetration in European markets, as the Company broadens its product offerings and increases the number of store locations throughout Europe.

International Wholesale segment profits increased by 61.4% from the first nine months of fiscal 2004 to the first nine months of fiscal 2005. As a percentage of segment revenue, segment profits were 10.2% for the first nine months of fiscal 2005 compared to 7.9% for the same period last year. Segment profits increased as a result of the increased revenue noted above and higher exchange rates, offset in part by higher selling, general and administrative expenses incurred to support growth.

Retail Segment. Retail segment net revenue increased $57,956, or 17.0%, from the first nine months of fiscal 2004 to the first nine months of fiscal 2005. The improvement in the current period was due to net revenue from stores opened since December 31, 2003, and increased net revenue from stores opened for the full period in the current year versus a partial period last year. Retail stores opened since December 31, 2003 contributed net revenue of $47,436 during the nine months ended December 31, 2004, consisting of approximately $14,370 of revenue in the U.S. and $33,063 of non-U.S. revenue. At December 31, 2004, the Company operated 198 retail stores, consisting of 158 outlet stores and 40 specialty stores, compared to 132 outlets and 38 specialty stores a year ago.

Retail segment profits increased $18,007, or 49.3%, from the first nine months of fiscal 2004 to the first nine months of fiscal 2005. As a percentage of segment revenue, Retail segment profits were 13.7% and 10.7% for the first nine months of fiscal 2005 and 2004, respectively. In the U.S., operating profits and operating margin increased from the first nine months of fiscal 2004 to the first nine months of fiscal 2005 due to reduced operating losses in the Company’s U.S. specialty retail division following the closing of all but two retail specialty stores. These stores generated revenue of $4,375 and operating losses of $2,869 for the nine-month period ended December 31, 2003. Partially offsetting this increase was a decrease in operating margin in the U.S. outlet division resulting from a slightly lower gross margin and a higher operating expense percentage experienced during the first nine months of fiscal 2005 as compared to fiscal 2004. Outside the U.S., operating profits increased slightly due to higher net revenue in Europe and Canada as those divisions expanded their retail businesses.

Licensing Segment. Licensing segment net revenue increased $1,836, or 2.1%, from the first nine months of fiscal 2004 to the first nine months of fiscal 2005. The increase was primarily due to higher royalties earned from third-party licensees, offset by decreased buying office commissions as a result of the reduced commission rate as noted above. Higher royalties earned from third-party licensees included, notably, the Company’s geographic license in Japan, licenses for optical and sunglasses, footwear in Europe, watches and fragrance. New products introduced under licenses entered into during the first nine months of fiscal 2005 and 2004 contributed a de minimus amount of revenue during those respective periods.

Licensing segment profits decreased by $13,572, or 18.8%, from the first nine months of fiscal 2004 to the first nine months of fiscal 2005. As a percentage of segment revenue, Licensing segment profits were 65.1% and 81.9% for the nine months ended December 31, 2004 and 2003, respectively. The decrease in segment profits resulted primarily from the $11,000 favorable litigation settlement in fiscal 2004 and the decreased buying office commission as noted under Items Affecting Comparability, partially offset by the increase in third party royalties, as noted above.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Overview

The Company’s net revenue decreased 4.5% to $430,748 in the third quarter of fiscal 2005 compared to $450,867 in the third quarter of last year. Net revenue decreased in the U.S. Wholesale segment resulting from lower unit volume and lower average unit prices. This decrease was partially offset by increases in the International Wholesale, Retail and Licensing segments mainly due to higher unit volume. Consolidated net revenue included revenue from TH Europe of approximately $82,634 in the third quarter of fiscal 2005 compared to $59,792 in the third quarter of fiscal 2004. This increase from the prior year included approximately $6,812 resulting from the translation of the stronger Euro in fiscal 2005. The fluctuations in revenue of each of the Company’s segments are further described below in the Segment Operations section. Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Three Months Ended December 31,
	2004	2003	% Increase (Decrease)
U.S. Wholesale	$168,768	$239,040	(29.4)%
International Wholesale	77,402	60,924	27.0%
Retail	165,333	135,903	21.7%
Licensing	19,021	15,000	26.8%
Other	224	—

Total	$430,748	$450,867	(4.5)%

Gross profit as a percentage of net revenue increased to 45.0% for the three months ended December 31, 2004 from 44.5% in the corresponding period last year. Gross margin benefited from a change in sales mix. In fiscal 2005, a higher percentage came from the International Wholesale, Licensing and Retail segments, which offset a decline in the U.S. Wholesale segment. Also contributing to the gross margin increase, was an increase in net revenue from the Retail segment as compared to the same period a year ago. The Retail segment generates a higher gross margin than the Company’s consolidated gross margin. The Company also benefited from an increase in gross margin from the Retail segment when compared to the same period last year. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses for the third quarter of fiscal 2005 increased to $173,402, or 40.3% of net revenue, from $161,789, or 35.9% of net revenue, in the third quarter of fiscal 2004. Increases in the International Wholesale and Retail segments’ selling, general and administrative expenses were offset, in part, by a decrease in expenses in the U.S. Wholesale segment and the Corporate division. The increase in the International Wholesale segment expenses was incurred to support revenue growth and from the effect of higher exchange rates. The decrease in the U.S. Wholesale Segment resulted from lower depreciation and amortization and lower variable expenses. The increase in the Retail segment expenses was due to expenses of the Company’s non-U.S. subsidiaries, incurred to support a higher number of retail stores, partially offset by a decrease in the U.S. retail division due to the closing of four U.S. specialty stores in the fourth quarter of fiscal 2004. The reduction in expenses at the Corporate division was mainly attributable to lower incentive compensation and marketing expense.

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $10,859 and $10,277 for the three months ended December 31, 2004 and 2003, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

Interest and other expense decreased from $8,407 in the third quarter of fiscal 2004 to $7,750 in the third quarter of fiscal 2005. This decrease was primarily caused by lower interest expense associated with a lower average level of debt.

Interest income increased from $715 in the third quarter of fiscal 2004 compared to $1,972 in the third quarter of fiscal 2005 because of higher interest rates earned on invested cash balances and higher average invested cash balances. Interest rates earned on invested cash balances for the three-month periods ended December 31, 2004 and 2003 were 1.78% and 0.94%, respectively.

The Company recorded a benefit for income taxes of $5,500 for the three months ended December 31, 2004, as compared to a provision of $7,456 for the three months ended December 31, 2003. The effective tax rate for the three months ended December 31, 2004 was (37.4%) as compared to 24.0% for the comparable period in the prior year. The effective tax rate is generally attributable to the relative level of earnings in the various taxing jurisdictions to which the Company’s earnings are subject to tax.

Segment Operations

Financial information for the Company’s reportable segments is as follows:

	U.S. Wholesale	International Wholesale	Retail	Licensing	Other	Eliminations	Total
Three Months Ended December 31, 2004
Total segment revenue	$168,768	$77,402	$165,333	$29,862	$224	$(10,841)	$430,748
Income (loss) from operations	(3,864)	(4,285)	28,201	19,648	(34,794)	15,565	20,471
Operating margin	(2.3%)	(5.5%)	17.1%	65.8%			4.8%

Three Months Ended December 31, 2003
Total segment revenue	$239,040	$60,924	$135,903	$28,545	$—	$(13,545)	$450,867
Income (loss) from operations	20,173	(6,608)	16,731	18,544	(27,898)	17,773	38,715
Operating margin	8.4%	(10.8%)	12.3%	65.0%			8.6%

U.S. Wholesale Segment. U.S. Wholesale segment net revenue decreased $70,272, or 29.4%, from the third quarter of fiscal 2004 to the third quarter of fiscal 2005. Within the U.S. Wholesale segment, net revenue by component was as follows:

	Three Months Ended December 31,
	2004	2003
Menswear	$56,630	$83,435
Womenswear	82,132	106,840
Childrenswear	30,006	48,765

	$168,768	$239,040

Net revenue in the U.S. Wholesale segment decreased as a result of lower volume and lower average unit prices during the third quarter of fiscal 2005 compared to the same period in the prior year. The decline in volume was driven primarily by lower sales to the Company’s major customers while the reduced average unit prices are the result of product mix.

U.S. Wholesale segment profits decreased $24,037 to a loss of $3,864, from the third quarter of fiscal 2004 to the third quarter of fiscal 2005. As a percentage of segment revenue, the segment (loss) profit was (2.3)% and 8.4% for the third quarters of fiscal 2005 and 2004, respectively. Segment profits decreased because of the reduction in net revenue discussed above, a higher level of price adjustments when compared to last year and higher costs associated with product initiatives offset in part by lower depreciation and variable expenses.

International Wholesale Segment. International Wholesale segment net revenue increased $16,478, or 27.0%, from the third quarter of fiscal 2004 to the third quarter of fiscal 2005. Within the International Wholesale segment, net revenue by component was as follows:

	Three Months Ended December 31,
	2004	2003
Menswear	$42,929	$34,710
Womenswear	28,136	20,494
Childrenswear	6,337	5,720

	$77,402	$60,924

Net revenue in the International Wholesale segment increased as a result of increased penetration in European markets, as well as the effect of higher exchange rates. Volume in the European market continues to increase as the Company expands the number of store locations through which its products are offered.

International Wholesale segment loss decreased $2,323 to a loss of $4,285, from the third quarter of fiscal 2004 to the third quarter of fiscal 2005. As a percentage of segment revenue, the segment loss as a percentage of segment revenue was 5.5% and 10.8% for the third quarters of fiscal 2005 and 2004, respectively. Segment loss decreased because of higher revenue as noted above, partially offset by higher selling, general and administrative expenses incurred to support growth.

Retail Segment. Retail segment net revenue increased $29,430, or 21.7%, from the third quarter of fiscal 2004 to the third quarter of fiscal 2005. The improvement in the current period resulted from net revenue from stores opened since December 31, 2003. Retail stores opened since December 31, 2003 contributed net revenue of $25,703 during the quarter ended December 31, 2004, consisting of approximately $7,107 of revenue in the U.S. and $18,596 of non-U.S. revenue. At December 31, 2004, the Company operated 198 retail stores, consisting of 158 outlet stores and 40 specialty stores, compared to 170 stores consisting of 132 outlets and 38 specialty stores a year ago.

Retail segment profits increased $11,470, or 68.6%, from the third quarter of fiscal 2004 to the third quarter of fiscal 2005. As a percentage of segment revenue, Retail segment profits were 17.1% and 12.3% for the third quarters of fiscal 2005 and 2004, respectively. In the U.S., operating profits and operating margin increased from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 due to reduced operating losses in the Company’s U.S. specialty retail division following the closings of four specialty stores during the fourth quarter of fiscal 2004. In total, these stores generated revenue of $1,847 and operating losses of $847 for the three-month period ended December 31, 2003. Also contributing to the increase was an increase in U.S. outlet operating profits resulting from a higher gross margin experienced during the third quarter of fiscal 2005. Outside the U.S., operating profits and operating margin increased due to higher revenue and lower operating expenses as a percentage of net revenue.

Licensing Segment. Licensing segment net revenue increased $1,317, or 4.6%, from the third quarter of fiscal 2004 to the third quarter of fiscal 2005. The increase primarily resulted from higher royalties earned from third-party licensees and higher buying agency commissions from third parties, all volume-related, offset in part by the lower buying office commission rate as noted above. Higher royalties earned from third-party licensees included, notably, the Company’s geographic license in Japan and Korea, licenses for optical, sunglasses and footwear in Europe, fragrance and watches. New products introduced under licenses entered into during the third quarter of fiscal 2005 and 2004 contributed a de minimus amount of revenue during those respective periods.

Licensing segment profits increased by $1,104, or 6.0%, from the third quarter of fiscal 2004 to the third quarter of fiscal 2005. This increase was principally due to the increase in segment revenue described above, as well as a decrease in selling, general and administrative expenses. As a percentage of segment revenue, Licensing segment profits were 65.8% and 65.0% for the quarters ended December 31, 2004 and 2003, respectively.

Forward Outlook

Concurrent with this filing, the Company’s full year results for fiscal 2005 have been finalized and filed with the SEC on Form 10-K. Full year results for fiscal 2005 included revenue, gross margin and net income of $1,780,770, $823,506 and $85,651, respectively. Further details and discussion of these results are included that filing.

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

The Company’s cash and cash equivalents balance increased $64,226 from $414,548 at March 31, 2004 to $478,774 at December 31, 2004. This increase was principally due to cash provided by operating activities offset, in part, by cash used in investing activities. In the first nine months of fiscal 2005, the Company generated net cash from operating activities of $164,901 consisting of $122,397 of net income excluding non-cash items, and $42,504 of a seasonal decrease in working capital. Cash used in investing activities related to capital expenditures of $60,615, which were made principally in support of the expansion of the European business as well as the Company’s retail store openings and maintenance and expansion of the Company’s in-store shop and fixtured area program in the U.S., and the purchase of short-term investments of $37,178. Cash used in financing activities primarily related to the repurchase of $7,530 principal amount of the 2008 Notes offset, in part, by the issuance of Ordinary Shares under the Company’s employee stock option program. A more detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

As of December 31, 2004, the Company’s principal debt facilities consisted of $192,470 of the 2008 Notes, $150,000 of the 2031 Bonds and the Credit Facility. The Notes were issued by TH USA and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

During the nine-month period ended December 31, 2004, the Company repurchased $7,530 of the original $200,000 principal amount of the 2008 Notes in the open market.

The Credit Facility, which was guaranteed by THC, consisted of an unsecured $300,000 TH USA three-year revolving credit facility, expiring on July 1, 2005, of which up to $175,000 could have been used for direct borrowings. The Credit Facility was available for letters of credit, working capital and other general corporate purposes. As of December 31, 2004, $80,497 of the available borrowings under the Credit Facility had been used to open letters of credit, including $25,518 for inventory purchased that are included in current liabilities and $54,979 related to commitments to purchase inventory. There were no direct borrowings outstanding under the Credit Facility as of December 31, 2004.

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

As a result of a delay in furnishing financial information for the quarters ended September 30, 2004 and December 31, 2004, the Company would have been in technical default of its Credit Facility covenants had waivers not been obtained. On November 16, 2004, the Company obtained waivers from the bank group, extending the deadline of its quarterly financial submissions until March 15, 2005. On March 14, 2005, the Company obtained an extension of the waivers until April 30, 2005.

On April 20, 2005, the Company terminated the Credit Facility, and entered into the Letter of Credit Facility to be used for normal trade financing and other general purposes. No cash borrowings are available under the Letter of Credit Facility.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $161,368 at December 31, 2004, for working capital or trade financing purposes. As of December 31, 2004, $30,755 of available borrowings under these facilities had been used to open letters of credit, including $7,912 for inventory purchased that is included in current liabilities and $22,843 related to commitments to purchase inventory. There were no short-term borrowings as of December 31, 2004 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.31% for the nine-month period ended, December 31, 2004.

The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay long-term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks. No interest rate hedging contracts were in place as of December 31, 2004.

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

Exchange Rates

The Company received United States dollars for approximately 66% of its product sales for the nine months ended December 31, 2004. Substantially all inventory purchases from contract manufacturers throughout the world are also denominated in United States dollars; however, purchase prices for the Company’s products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company’s cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company’s inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or anticipated cash flows. These include the purchase of inventory, capital expenditures, collection of foreign royalty payments and certain intercompany commitments. The Company enters into forward contracts, generally with maturities of up to 15 months, to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. At December 31, 2004, the Company had contracts to exchange foreign currencies, principally the Japanese yen, the Canadian dollar and the Euro, having a total notional amount of $98,791. The unrealized loss associated with these contracts at December 31, 2004 was approximately $2,335. Gains or losses on such forward contracts are recognized in other comprehensive income on a mark-to-market basis and, ultimately, in earnings at the time the underlying hedge transaction is completed or recognized in earnings.

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

In December 2004, the Emerging Issues Task Force (“EITF”) released Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. SFAS No. 131 states that the segments can be aggregated only if they have similar economic characteristics, and share a majority of the aggregation criteria (as listed in paragraph 17 of SFAS No. 131). During the fiscal 2005, the Company determined that operating components of its previously reported wholesale segment are no longer expected to share similar long term economic characteristics, and should therefore no longer be aggregated. The Company believes that its segment reporting is in compliance with this EITF.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004, at the reasonable assurance level because of the material weakness described below.

Notwithstanding the existence of the material weakness described below, management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the determination and reporting of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have adequate personnel to enable the Company to properly consider and apply generally accepted accounting principles for taxes, to ensure that the rationale for certain tax positions was adequately documented and appropriately communicated and ensure that effective oversight of the work performed by its outside tax advisors was exercised. Additionally, the Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and the related deferred income taxes and income taxes payable, including the monitoring of the differences between the tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred tax balances. Furthermore, the Company did not have effective controls to identify, evaluate and accurately record provisions for profits tax in Hong Kong. This control deficiency resulted in the restatement of the annual consolidated financial statements for 2004 and 2003, the interim condensed consolidated financial statements for the first quarter of 2005 and all quarters in 2004, as well as audit adjustments to the 2005 consolidated financial statements. Additionally, this control deficiency could result in the misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness and that this material weakness also existed at December 31, 2004.

Management’s Consideration of the Restatement

In coming to the conclusion that the Company’s disclosure controls and procedures were not effective as of December 31, 2004, management considered among other things, the restatement related to leases, other accrued liabilities, allowances and inventory reserves as disclosed in Note 3 to the accompanying condensed consolidated interim financial statements included in this Form 10-Q. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” paragraph 29 of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that these restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of these restatement adjustments on shareholders’ equity was not material on the financial statements of prior interim or annual periods; and (iii) that the Company decided to restate its previously issued financial statements solely because the cumulative impact of these adjustments, if recorded in the current period, would have been material to the current year’s reported net income, management concluded that these matters individually or in the aggregate do not constitute a material weakness.

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

Other Matters

The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their businesses. In the opinion of the Company’s management, the resolution of these other matters will not have a material effect on its financial position, its results of operations or its cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 1, 2004, the Company held its Annual Meeting of Shareholders at The Sandy Lane Hotel, Sandy Lane, St. James, Barbados. Of the 91,813,498 shares outstanding and eligible to vote at the meeting, the holders of 82,631,522 Ordinary Shares executed and delivered valid proxies to the meeting which were duly voted thereat.

The following matters were voted upon and approved at the meeting:

(i)	The election of three directors to the Board of Directors of the Company for a term to expire at the 2007 Annual Meeting of Shareholders;

(ii)	A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending March 31, 2005.

With respect to the election of directors, the following votes were cast:

Nomine	For	Withheld Authority
Mario L. Baeza	76,237,069	6,394,453
Joel J. Horowitz	70,092,206	12,539,316
David Tang	73,351,989	9,279,533

The other directors of the Company whose terms continued after the meeting are Jerri L. DeVard, David F. Dyer, Thomas J. Hilfiger, Robert T.T. Sze, and Clinton V. Silver.

With respect to the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors, 73,517,029 votes were cast in favor of the proposal and 7,659,558 votes were cast against. In addition, there were 1,454,935 abstentions and 0 broker non-votes.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Letter Agreement by and between Robert Rosenblatt and THUSA, dated November 4, 2004.

10.2	First Amendment and Waiver of the Credit Agreement, dated as of November 16, 2004, by and among THC, THUSA, the several banks and other financial institutions or entities from time to time as parties thereto, and JPMorgan Chase Bank, as Administrative Agent.

11	Computation of Net Income Per Ordinary Share

31.1	Certification of the principal executive officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the principal financial officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Exchange Act

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

During the quarter ended December 31, 2004, the Company submitted the following Current Reports on Form 8-K with the Securities and Exchange Commission:

(1)	The Company submitted a Current Report on Form 8-K, dated November 3, 2004, describing its preliminary pretax financial results for the second quarter of the fiscal year 2005.

(2)	The Company submitted a Current Report on Form 8-K, dated November 11, 2004, announcing that the Company had entered into a letter agreement with Mr. Robert Rosenblatt on November 4, 2004, providing for his employment as Group President of Tommy Hilfiger U.S.A., Inc., and Chief Operating Officer of the Company.

(3)	The Company submitted a Current Report on Form 8-K, dated November 16, 2004, announcing that the Company had entered into a First Amendment and Waiver Agreement to its existing credit agreement.

(4)	The Company submitted a Current Report on Form 8-K, dated December 7, 2004, announcing the acceptance of the resignation of James P. Reilly as Vice President and Corporate Controller (principal accounting officer) of the Company.

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
Joseph Scirocco
Chief Financial Officer, Senior Vice President and Treasurer
(Principal Financial Officer)
Tommy Hilfiger Corporation

EXHIBIT INDEX

Exhibit Number	Description
10.1	Letter Agreement by and between Robert Rosenblatt and THUSA, dated November 4, 2004.

10.2	First Amendment and Waiver of the Credit Agreement, dated as of November 16, 2004, by and among THC, THUSA, the several banks and other financial institutions or entities from time to time as parties thereto, and JPMorgan Chase Bank, as Administrative Agent.

11	Computation of Net Income Per Ordinary Share

31.1	Certification of the principal executive officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the principal financial officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Exchange Act

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350