Form 10-K
period 2005-03-31
HILFIGER TOMMY CORP
filed 2005-11-18
CIK 888747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2005.

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

Registrant’s telephone number, including area code (852) 2216-0668

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter was $906,201,446.

The number of shares outstanding of the registrant’s stock as of October 31, 2005: Ordinary Shares, $0.01 Par Value -92,146,434 shares.

Cautionary Statement Regarding Forward-Looking Information for the purpose of “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks and uncertainties, many of which are beyond our control including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry generally and the Company’s customers, distributors and licensees in particular; changes in trends in the market segments and geographic areas in which the Company competes; the level of demand for the Company’s products; actions by our major customers or existing or new competitors; the effect of the Company’s strategy to reduce U.S. distribution in order to bring supply and demand into balance; changes in currency and interest rates; changes in applicable tax laws, regulations and treaties and changes in economic or political conditions or trade regulations in the markets where the Company sells or sources its products, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including this Annual Report on Form 10-K, (including those set forth under the heading “Risk Factors” in Part I, Item 1 of this document). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

General

Tommy Hilfiger Corporation (“THC” or the “Company”; unless the context indicates otherwise, all references to the “Company” include THC and its subsidiaries), through its subsidiaries, designs, sources and markets men’s and women’s sportswear and activewear, jeanswear and childrenswear. The Company’s brands include Tommy Hilfiger and Karl Lagerfeld. Through a range of strategic licensing agreements, the Company also offers a broad array of related apparel, accessories, footwear, fragrances and home furnishings. The Company’s products are distributed through (i) leading department and specialty stores throughout the United States, Canada, Europe, Mexico, Central and South America, Japan, Hong Kong, South Africa, India, Australia and other countries in the Far East, and (ii) the Company’s own network of specialty and outlet stores in the United States, Canada and Europe. THC was incorporated as an International Business Company in the British Virgin Islands (the “BVI”) in 1992, and is also registered and licensed as an external International Business Company in Barbados.

As of March 31, 2005, the Company was engaged in four reportable segments: U.S. Wholesale, International Wholesale, Retail and Licensing:

•	The U.S. Wholesale segment consists of men’s and women’s sportswear and activewear, junior jeanswear and childrenswear, which are designed and sourced under various Tommy Hilfiger trademarks for wholesale distribution in the United States.

•	The International Wholesale segment consists of men’s and women’s sportswear and activewear, jeanswear and childrenswear, which are designed and sourced under various Tommy Hilfiger trademarks for wholesale distribution in Europe and Canada.

•	The Retail segment consists of the operations relating to the Company’s 200 stores, consisting of outlet and specialty store formats in the United States, Europe and Canada. Products sold at these stores consist of men’s and women’s sportswear and activewear, jeanswear and childrenswear, which are designed and sourced under various Tommy Hilfiger trademarks.

•	The Licensing segment consists of the services relating to the licensing of Tommy Hilfiger trademarks for specified products in specified geographic areas which are sold in department and specialty stores worldwide. Such products include a broad array of related apparel, accessories, footwear, fragrances and home products. The licensing segment also includes the operations of the Company’s Far East buying offices.

Additional operating units that are not aggregated in the above defined reportable segments include E-Commerce, the Karl Lagerfeld businesses and corporate activity.

Brands

The Company positions its apparel collections, including products produced under licensing arrangements, under two primary brands: Tommy Hilfiger and Karl Lagerfeld. Mr. Thomas J. Hilfiger, the Company’s Honorary Chairman and Principal Designer, and Mr. Karl Lagerfeld provide leadership and direction for the design process pertaining to their respective brands, which use their names. The Company also utilizes design teams that are responsible for each brand and respective product classifications. Within each brand, the Company designs, markets and sources several collections under various labels, which further define the market positioning and target specific customer segments as follows:

Tommy Hilfiger:

The Tommy Hilfiger brand combines fresh American style with unique details to give time-honored classics an updated look for customers who desire high quality, designer apparel at competitive prices under the following labels:

•	Flag: Targeted at the 25 to 55 year old consumer, with a focus on the 30 year old customer. The Flag collection is comprised of casual sportswear for men and women, that emphasize the “classics with a twist” styling. Additionally, a childrenswear line is designed under this label. The Flag collection is positioned in the better apparel market, and sold in department stores and specialty stores worldwide.

•	Crest: Targeted at the 25 to 55 year old consumer, with a focus on the 30 year old customer. The Crest collection is comprised of tailored clothing and dress furnishings, as well as dress casual sportswear for men. A dressier line for children is also designed under this label. The collection is positioned in the better apparel market, and is sold in department stores and specialty stores in the U.S. and Canada.

•	Denim: Targeted at the 20 to 45 year old consumer, the Denim collection is comprised of casual sportswear, with a focus on premium denim related separates for men and women. The collection is more fashion forward than the Flag and Crest collections, and is positioned at the upper end of the better apparel market. The Denim collection is sold in department stores and specialty stores in Europe and Canada.

•	Tommy Jeans: Targeted at the 15 to 22 year old consumer, the Tommy Jeans collection is comprised of casual sportswear with a focus on denim related separates for the junior market. The collection is edgier and more trend conscious than other labels under the Tommy Hilfiger brand. Tommy Jeans is sold within department stores and specialty stores within the United States, and positioned in the better status apparel market. The Tommy Jeans collection is also marketed under the Tommy Girl label in Japan.

•	Sport: Targeted at the 20 to 40 year old consumer, the Sport collection is comprised of activewear for men and women. The collection is sold in department stores and specialty stores in Europe.

•	H Hilfiger: Targeted at the 29 to 45 year old consumer, the H Hilfiger collection is comprised of sophisticated sportswear for men and women that cater to a complete range of lifestyle occasions. H Hilfiger is positioned at the upper end of the better apparel market and was sold exclusively in Federated Department Stores in the U.S. through Spring 2005. The collection is also available in certain of the Company’s specialty stores worldwide. Effective with the Fall 2005 collection, H Hilfiger will no longer be distributed in the U.S. department store channel. The Company will transition H Hilfiger solely to a specialty store concept.

Karl Lagerfeld:

The Lagerfeld brand combines modern styling and contemporary elegance for customers who desire luxury, designer apparel under the following labels:

•	Lagerfeld Gallery: Targeted at the 29 to 45 year old consumer, Lagerfeld Gallery is a luxury, women’s ready-to-wear and accessories collection, which is positioned within the designer apparel market. Lagerfeld Gallery is sold in boutique specialty stores and upscale department stores worldwide.

•	Lagerfeld: Targeted at the 25 to 45 year old consumer, the Lagerfeld collection is comprised of licensed, contemporary lines for men and women, with an emphasis on fashionable and more trend driven apparel. Lagerfeld men’s is positioned within the designer apparel market, and is sold within specialty stores in Europe and Asia. The women’s Lagerfeld collection is sold under the KL Lagerfeld label, and is distributed only in Asia.

Merchandising Strategies

The Company generally organizes the Tommy Hilfiger brand, including products produced under licensing arrangements, into three primary merchandising categories: Core, Core Plus and Fashion.

•	Core: The Core category is comprised of the Company’s “seasonless” or basic products in classic solid colors. Core items do not have fixed selling periods and are made available for sale by the Company during each season. As a result, the Company and its wholesale customers generally maintain Core items in stock throughout the year. As compared to Core Plus and Fashion products, Core items allow for longer selling periods at regular prices, more flexible shipping deadlines, and greater reorder capabilities. The Company receives orders from its large customers for Core products on an electronic data interchanges (“EDI”) system, which expedites orders. See “Information Technology”.

•	Core Plus: The Core Plus category is comprised of a broad selection of “seasonal” basics or updated classics, which are derived from Core, but offer a greater variety of fabrics, colors and patterns. The Core Plus line also incorporates certain Fashion products that had previously been successful at retail. The Company sells four different seasonal groups of Core Plus products each year. As compared to Fashion items, Core Plus items allow for longer selling periods at regular prices and greater reorder capabilities.

•	Fashion: The Fashion category represents the most updated component of the Company’s product line. Fashion items consist of product classifications coordinated around a seasonal theme. The Company offers Fashion products under at least two themes per season, four seasons per year, thereby creating a constant flow of new merchandise in the marketplace. The Karl Lagerfeld brand products, including products produced under licensing arrangements, are generally merchandised as a fashion category.

Retailing

The Company has developed a significant retail presence through outlet and specialty store formats under the Tommy Hilfiger brand in the United States, Canada and Europe.

The outlet and specialty store formats are as follows:

•	Outlet stores: The Company’s outlet stores, or “Company Stores”, are located primarily in major outlet centers. The Company principally stocks its Company stores with first-quality products manufactured specifically for its customers. The Company believes its Company stores are an integral part of its retail strategy as this format provides an additional channel of distribution for Tommy Hilfiger products, and enables the Company to better target value oriented consumers.

•	Specialty stores: The Company’s specialty store format provides the Company with a single format to showcase the image and products of its brands, including an array of the Company’s licensed products.

The following is a summary of the Company’s retail stores by type and geographic location as of March 31, 2005 and March 31, 2004:

	As of March 31, 2005			As of March 31, 2004
	Outlet	Specialty	Total	Outlet	Specialty	Total
United States	126	2	128	114	3	117
Canada	17	17	34	7	17	24
Europe	16	22	38	11	15	26

Total	159	41	200	132	35	167

The above table excludes free standing and outlet stores owned and operated by licensees and third-party distributors located in Europe, Mexico, Central and South America, Japan, Hong Kong, South Africa, India, Australia and other countries in the Far East, which numbered 275 at March 31, 2005 and 222 at March 31, 2004.

Licensing and Distributorships

The Company enters into licensing and distribution agreements with respect to certain products and geographic regions if the Company believes such arrangements provide more effective manufacturing, distribution and marketing of such products than could be achieved in-house. The Company continually pursues new opportunities in product categories which are believed to be complementary to its existing product lines, and in geographic territories that will enhance its international presence.

As shown in the table below, the Company maintains numerous license arrangements with companies which are among the industry leaders in their respective categories.

The Company maintains the following product licenses:

Product Category	Licensee	Available at Retail(1)
Tommy Hilfiger brand:
Men’s socks (U.S., Canada)	Mountain High Hosiery, Inc.	Holiday 1992
Men’s neckwear (U.S., Canada)	Superba, Inc.	Spring 1993
Men’s belts, small leather goods and jewelry (U.S., Canada, Mexico)	Swank, Inc.	Fall 1993 (Fall 2001 relaunch)
Men’s suits, sport coats, dress slacks, top coats, formal wear (U.S.)	Hart Schaffner & Marx (Hartmarx) Corporation	Fall 1994
Men’s dress shirts (U.S., Canada)	Oxford Industries, Inc.	Fall 1994
Men’s fragrance (worldwide)	Aramis, Inc. (Estee Lauder)	Spring 1995
Men’s golfwear (U.S., Carribean)	Oxford Industries, Inc.	Holiday 1995
Men’s tailored clothing (Canada)	Empire Clothing Manufacturing Co., Inc.	Fall 1995
Men’s eyewear (worldwide)	Viva Optique, Inc.	Fall 1996
Women’s fragrance (worldwide)	Aramis, Inc. (Estee Lauder)	Fall 1996
Men’s footwear (U.S., Canada, Mexico, Australia, South Africa, Asia)	The Stride Rite Corporation	Spring 1997
Children’s socks (U.S., Canada)	Mountain High Hosiery, Inc.	Spring 1997
Boy’s blazers (U.S.)	Calvin Clothing LLC (formally Alperin, Inc.)	Spring 1997
Men’s sunglasses (worldwide)	Viva Optique, Inc.	Fall 1997
Children’s footwear (U.S., Canada, Mexico, Australia)	The Stride Rite Corporation	Fall 1997
Boy’s neckwear (U.S., Canada)	Superba, Inc.	Holiday 1997
Linens, bedding and bath products (U.S., Canada, Mexico)	Revman Industries, Inc.	Summer 1998
Women’s footwear (U.S., Canada, Mexico, Australia, South Africa, Asia)	The Stride Rite Corporation	Holiday 1998
Women’s robes and sleepwear (U.S., Canada)	Russell-Newman, Inc.	Holiday 1998
Women’s sunglasses (worldwide)	Viva Optique, Inc.	Holiday 1998
Women’s socks (U.S., Canada)	Mountain High Hosiery, Inc.	Holiday 1998
Women’s handbags, belts, small leather goods and sportbags (U.S., Canada)	Tommy Hilfiger Handbags & Small Leather Goods, Inc. Dickson Limited (Broad Gain Investments Limited)	Fall 1999
Children’s sunglasses (worldwide)	Viva Optique, Inc.	Fall 1999
Men’s tailored clothing (Europe)	Strellson AG	Fall 1999
Women’s eyewear (worldwide)	Viva Optique, Inc.	Spring 2000
Children’s eyewear (worldwide)	Viva Optique, Inc.	Spring 2000
Women’s jewelry (U.S., Canada)	Victoria & Co. Ltd. (Jones Apparel Group, Inc.)	Spring 2000
Women’s intimate apparel (U.S., Canada)	VF Intimates (formally Bestform Inc.) (VF Corporation)	Fall 2000
Women’s golfwear (U.S., Carribean)	Oxford Industries, Inc.	Holiday 2000
Men’s and Women’s watches (worldwide)	Movado Group, Inc.	Spring 2001
Women’s swimwear (U.S., Canada)	Jantzen, Inc. (Perry Ellis International, Inc.)	Spring 2001(2)

Product Category	Licensee	Available at Retail(1)
Men’s and Women’s footwear (Europe)	Tommy Hilfiger Footwear Europe GmbH (Hamm Shoe & Accessories Company GmbH & Co. KG)	Spring 2002
Men’s socks (Europe)	Croenert Italiana SpA / C.C. Croenert Creazioni Gmbh	Fall 2002
Women’s socks and tights (Europe)	Croenert Italiana SpA / C.C. Croenert Creazioni Gmbh	Fall 2002
Children’s socks and Girl’s tights (Europe)	Croenert Italiana SpA / C.C. Croenert Creazioni Gmbh	Fall 2002
Infant and Toddler booties (Europe)	Croenert Italiana SpA / C.C. Croenert Creazioni Gmbh	Fall 2002
Men’s leather outerwear (U.S., Canada)	Winlit Group Ltd.	Fall 2003
Men’s, Women’s and Children’s jewelry (Mexico, Central America, South America)	Joskes A.R.S.A de CV	Spring 2004
Men’s and Boy’s underwear; Women’s intimates; Men’s, Women’s and Children’s sleepwear, loungewear and robes (Europe)	Schiesser AG	Fall 2004
Women’s handbags and small leather goods, wallets and key fobs; Men’s bags and small leather goods, attaches and portfolios; luggage and backpacks (Europe)	Finduck S.R.L. (Mandarina Duck)	Spring 2005
Women’s Swimwear (Japan)	Nikki Co., Ltd.	Spring 2005
Men’s underwear (Japan)	Volta 92 Co., Ltd.	Spring 2005
Men’s and Women’s Hats and Caps (Japan)	Kurihara Corporation	Spring 2005
Luggage, garment bags, travel accessories, backpacks on non-exclusive basis, and duffles (U.S.)	Fair Trade International, Ltd. (Olivet)	Fall 2005
Men’s underwear (China)	Chung Shing	Fall 2005

Karl Lagerfeld brand:
Men’s sportswear (worldwide, except Japan, Americas)	Fashion Design Herrenmode GmbH	Fall/Winter 1990
Women’s ready-to-wear (Japan)	King & Co.	Fall/Winter 1992
Eyewear (worldwide, except Japan, U.K., Ireland)	Régé & Associés S.A.	1998
Eyewear—sunglasses (Japan)	Murai Inc. (sublicense)	2001
Women’s formal wear (Japan)	Tokyo Soir Co. Ltd.	Fall/Winter 2001
Eyewear (U.K., Ireland)	International Eyewear Ltd. (sublicense)	2002
Men’s neckwear (worldwide)	Hofmann & Co. AG	Fall/Winter 2003
Women’s bodywear (worldwide)	Wolford AG	Fall/Winter 2003
Women’s bandanas, oblongs, pocket handkerchiefs, scarves, shawls (worldwide)	Hofmann & Co. AG	Spring/Summer 2004

(1)	Date reflects season when licensed product first became or will be available at retail within the geographic region
(2)	License terminated June 30, 2005

The Company maintains the following geographic territory licenses:

Geographic Territory	Distributor	Product Category	Available at Retail(1)
Tommy Hilfiger brand:
Central and South America, Caribbean	American Sportswear S.A.	Men’s sportswear, jeans, underwear; Women’s sportswear, intimates, socks; Junior jeans; bags; belts; footwear; hosiery; jewelry; swimwear; Children’s sportswear	1989
	Aramis, Inc.	Men’s and Women’s fragrance
	Movado Group, Inc.	watches
	Viva Optique, Inc.	sunglasses

Japan	Tommy Hilfiger Japan Inc.	Men’s sportswear, jeans; Women’s sportswear, socks; Junior jeans; bags; belts; hosiery; intimates; jewelry; footwear; watches; Children’s sportswear	1992
	Aramis, Inc.	Men’s and Women’s fragrance
	Viva Optique, Inc.	sunglasses

Mexico	Baseco SA de CV	Men’s sportswear, jeans, dress shirts, underwear; Women’s sportswear, socks; Junior jeans; bags; hosiery; socks; swimwear; Children’s sportswear	1995
	Aramis, Inc.	Men’s and Women’s fragrance
	Movado Group, Inc.	watches
	The Stride Rite Corporation	footwear
	Viva Optique, Inc.	eyewear and sunglasses

Asia Pacific	TH Asia Pacific Ltd.	Men’s sportswear, jeans, underwear; Women’s sportswear, intimates, socks; Junior jeans; bags; belts; hosiery; jewelry; swimwear; Children’s sportswear	1998
	Aramis, Inc.	Men’s and Women’s fragrance
	Movado Group, Inc.	watches
	The Stride Rite Corporation	footwear

Australia	Tommy Hilfiger Australia PTY, Ltd.	Men’s sportswear, jeans, underwear; bags; hosiery	2003
	Aramis, Inc.	Men’s and Women’s fragrance
	The Stride Rite Corporation	footwear

Geographic Territory	Distributor	Product Category	Available at Retail(1)
Korea	SK Networks	Men’s sportswear, jeans, dress shirts, underwear; Women’s sportswear, socks; bags; belts; footwear; hosiery; jewelry; watches	2003
	Aramis, Inc.	Men’s and Women’s fragrance

India	GVM International Ltd.	Men’s sportswear, underwear; Women’s sportswear, Junior jeans; footwear; home; socks; watches	2004

South Africa	Kap International Brands (RSA) (PTY) Ltd.	Men’s sportswear; Women’s sportswear	2004

Karl Lagerfeld brand:
China	Superior Holding Ltd. (Springfield Fashion)	Men’s sportswear; Women’s ready-to-wear	Fall/Winter 1998
Taiwan	Superior Holding Ltd. (Springfield Fashion)	Men’s sportswear; Women’s ready-to-wear	Fall/Winter 1998

(1)	Date reflects season when licensed product first became or will be available at retail within the geographic region

Wholesale Business

In the United States, the Company’s wholesale distribution is primarily in major department and specialty retail store locations. The Company’s department store customers include major United States retailers such as Federated Department Stores (including Macy’s, Bloomingdale’s and those stores previously owned by May Department Stores, which were acquired by Federated Department Stores in August, 2005), Dillard’s Department Stores, Belk Stores and Saks, Inc. (including Carson Pirie Scott and Proffitt’s). In addition, the Company sells substantially all its out-of-season products to certain discount retailers. The net revenue from discount retailers represented less than 15% of the Company’s total net revenue for each of the last three fiscal years.

In Europe and Canada, the Company’s wholesale sales are more broadly distributed. On a country basis, the Company’s revenues in Europe are highest in Germany and Spain, although, no country represents more than 7% of consolidated revenue. The customer base in Europe is comprised principally of independent specialty retail stores, while independent specialty retail and chain stores represent approximately 45% of the customer base in Canada. In addition, the Company utilizes third-party distributors who operate stores in select countries including Belgium, Spain, Japan, Hong Kong, Chile and Brazil.

Advertising, Public Relations and Marketing

The Company believes that advertising to promote and enhance its brands, products and image is important to its long-term growth strategy. Advertising by the Company, its licensees, and most of its distributors is coordinated by the Company, and appears in magazines, newspapers, outdoor media and on television. Selected personal appearances by Mr. Hilfiger and Mr. Lagerfeld and corporate sponsorships are also utilized as advertising and public relations mediums. The Company employs an advertising and public relations staff, as well as outside agencies to implement these efforts. Most of the Company’s licensees and distributors are required to contribute to the advertisement and promotion of Tommy Hilfiger products a percentage of their net sales of Tommy Hilfiger products or a percentage of their net purchases of Tommy Hilfiger products through the Company’s buying offices (depending on the terms of the license or distributorship agreement), generally subject to minimum amounts.

The Company’s marketing campaigns are developed and directed principally from its executive offices in New York, Montreal and Amsterdam. The Company maintains showroom facilities and sales offices in the U.S., Canada and Europe.

In December 1999, the Company’s website, www.tommy.com, was launched as a marketing vehicle to complement the ongoing development of the Tommy Hilfiger lifestyle brand. It was initially designed to strengthen the Company’s relationship with customers, with the added benefit of driving traffic and sales in the Company’s existing retail venues. During fiscal 2005, the website was expanded and the Company began to offer a small assortment of its licensed products directly to consumers. During July 2005, the E-Commerce website was relaunched with a much broader offering of the Company’s apparel and licensed products.

Production & Sourcing

The Company contracts with third parties for the manufacture of its products, thus allowing the Company to maximize production flexibility, and avoid significant capital expenditures, work-in-process inventory buildups and the costs of managing a large production work force. The Company imports most of its finished goods because it believes it can import higher quality products at lower costs than could be achieved through production in the U.S., Europe or Canada, its major markets. Management maintains extensive relationships with leading manufacturers throughout the world. Production in North American Free Trade Agreement (“NAFTA”) countries (the United States, Mexico and Canada) has approximated 20% of the cost of products purchased annually over the past three years with Mexico accounting for approximately 18%. Production in China represents approximately 15% of the cost of products purchased during fiscal 2005, and less than 10% during fiscal 2004 and fiscal 2003. No other country from which the Company imports accounts for more than 10% of the total cost of products purchased annually.

The Company’s products are manufactured according to plans prepared each year, which reflect prior years’ results, current fashion trends, economic conditions, and management estimates of product performance. In certain cases, the Company separately negotiates with suppliers for the purchase of required raw materials by its contractors in accordance with the Company’s specifications. The Company limits its exposure to holding excess inventory by committing to purchase a portion of total projected demand, and based upon its experience, the Company has been able to satisfy its excess demand through reorders. The Company believes that its policy of limiting its commitments for purchases early in the season reduces its exposure to excess inventory.

The Company also utilizes its own buying offices in Hong Kong and India to perform product development, sourcing, production scheduling and quality control functions for its apparel and licensed products and contracts with various third party buying entities that perform similar services in other countries.

The Company employs a centralized production department whose primary function is (i) to identify and research new fabric resources and manufacturing capabilities for the Company on a worldwide basis, (ii) to control or reduce global manufacturing costs, while maintaining the Company’s quality standards, and (iii) to monitor the Company’s contract manufacturing facilities to ensure compliance with the Company’s Code of Conduct. See “Quality Control”. In addition, the Company maintains divisional production teams that identify ways to develop new designs and products in a more efficient and cost effective manner.

Pursuant to the World Trade Organization (“WTO”) Agreement, effective January 1, 2005, the United States and other WTO member countries removed quotas on goods from WTO members. However, as the removal of quotas resulted in an import surge from China, the United States took action in May 2005 and imposed safeguard quotas on certain categories of goods. On June 10, 2005, in response to the surge of Chinese imports into the European Union (“EU”), the EU Commission signed a Memorandum of Understanding with China in which certain products will be subject to constraints. These quotas may affect our ability to import product from China. The Company continually monitors duty, tariff, quota-related developments and geopolitical conditions, and seeks to minimize its potential exposure to these risks through, among other measures, geographical diversification of its manufacturing sources, and the maintenance of its buying offices.

Quality Control

The Company’s quality control program is designed to ensure that purchased goods meet the Company’s standards. The Company inspects prototypes of each product prior to cutting by the contractors, and performs two in-line inspections, as well as a final inspection prior to shipment. Company employees and independent agents also continually inspect products manufactured by contractors to maintain the Company’s standards. All finished goods are shipped to the Company’s New Jersey facilities for U.S. distribution, its Montreal facility for Canadian distribution, or its Tegelen, The Netherlands facility for European distribution. While the Company’s return policy permits customers to return defective products for credit, less than 1% of the Company’s shipments in fiscal 2005 were returned as defective under this policy.

The Company maintains a Code of Conduct for labor standards and factory conditions in its contract manufacturing facilities. A program to monitor compliance with the Code is administered by Company employees and an outside law firm. Through the law firm, the Company has been working with third-party auditing organizations since 1997. During this time, audits have been performed at more than 630 factories in more than 45 countries where Tommy Hilfiger goods have been produced.

Information Technology

The Company believes that high levels of automation and technology are essential to maintain its competitive position, and the Company continues to invest in computer hardware, systems applications and networks to enhance and speed the apparel design process, to support the sale and distribution of products to its customers and to improve the integration and efficiency of its operations. The Company utilizes computer-aided design stations for the design teams, which provide timely translations of designs into sample depictions varying in color, cut and style. The Company electronically communicates product designs, specifications and purchase requirements between its sales offices, distribution facilities, buying offices and third-party factories. The Company also uses an EDI system to receive on-line orders from its customers, and a related electronic method to accumulate sales information on its products. This technology enables the Company to provide valuable sales information and inventory maintenance information services to its customers who have adopted such technology. The Company’s 10 largest customers communicate with the Company through EDI technology. The Company also maintains a business to business website to service its specialty store customers who do not have EDI capability.

Distribution

In the United States, wholesale and retail distribution currently occurs at three major New Jersey facilities, located in Dayton and Cranbury, which total approximately 896,000 square feet. The facilities are leased and operated by the Company and principally staffed by an independent contractor who charges the Company on the basis of the number of items processed, with stipulated hourly fees for special services, authorized overtime and transfers of inventory. The Company maintains its distribution management group and certain administrative functions at these facilities. The Company’s former distribution center in Secaucus, New Jersey was subleased to a third-party during fiscal 2005. The Company believes it has excess distribution capacity in New Jersey, which it intends to rationalize as the current leases expire.

The Company’s Canadian wholesale and retail distribution is processed through a 260,000 square foot facility located in Montreal, Quebec.

The Company’s European wholesale and retail distribution currently occurs at two facilities located in Tegelen and Venlo, The Netherlands totaling approximately 450,000 square feet.

Credit and Collection

The Company owns all of its wholesale customer accounts receivable and collects the majority of its receivables from U.S. customers through a credit company subsidiary of a large financial institution pursuant to an agreement whereby the credit company pays the Company after the credit company receives payment from the Company’s customer. The credit company establishes maximum credit limits for each customer account. If there are no adjustments for customer allowances and the receivable becomes 120 days past due or the customer becomes bankrupt or insolvent, the full amount of the receivable is payable by the credit company. The Company has a similar arrangement with another large financial institution for credit services to its Canadian subsidiary. In addition, TH Europe has an agreement with a European credit insurance company from whom it obtains credit insurance on an individual customer basis. In all cases, the Company believes that the credit risk associated with such financial institutions is minimal.

The Company also grants credit directly to certain select customers in the normal course of business without participation by a credit company. In such cases, the Company monitors its credit exposure limits to avoid any significant concentration of risk. At March 31, 2005, approximately 63% of the Company’s accounts receivables were covered by credit insurance, bank guarantees or other means.

Bad debts as a percentage of net sales were less than 0.1% in each of the Company’s last three fiscal years.

Trademarks

The Company owns and utilizes the following principal trademarks: TOMMY HILFIGER®, TOMMY JEANS®, TOMMY®, TOMMY GIRL®, HILFIGER ATHLETICS®, TH®, TOMMY SPORT®™, H HILFIGER™ and TOMMY.COM®, the distinctive flag logo, crest design and green eyelet device, and the signature tartan design and Ithaca striping. Tommy Hilfiger Licensing, Inc. (“THLI”), an indirect subsidiary of THC, has registered or applied for registration of these and other trademarks for use in the United States and in numerous other countries. THLI is a party to an agreement with Mr. Hilfiger that restricts, without Mr. Hilfiger’s consent, (i) the sale, lease, license or other conveyance of the Trademarks, (ii) the amendment of the license agreement between THLI and Tommy Hilfiger U.S.A., Inc., a subsidiary of THC (“TH USA”), or (iii) the creation of any lien on the Trademarks, until Mr. Hilfiger’s death or until termination of Mr. Hilfiger’s employment with TH USA without the consent of TH USA.

Acquired in January 2005, the Company also owns and utilizes the following principal trademarks: KARL LAGERFELD, LAGERFELD GALLERY, LAGERFELD, LG, KL, the L vignette and the fan vignette. Asian and Western Classics B.V. (“A&W”), an indirect subsidiary of THC, has registered or applied for registration of these and other trademarks for use in the United States and numerous other countries.

The Company regards its trademarks and other proprietary intellectual property rights as valuable assets in the marketing of its products and brands and continues to renew its registrations in the United States and other countries, inter alia, in Canada, Europe, Asia, and South and Central America.

Backlog

The Company generally receives orders approximately three to five months prior to the time the products are delivered to stores. Thus, at March 31, 2005, the Company’s backlog of orders represents a significant portion of the Company’s expected wholesale shipments through September 30, 2005. At March 31, 2005, the

Company’s backlog of orders, was approximately $500 million, compared to approximately $679 million at March 31, 2004. The Company’s backlog depends upon a number of factors, including the timing of “market weeks” during which a significant percentage of the Company’s orders are received and the timing of shipments. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments or net revenue expected to be realized from such shipments. The Company has provided its outlook for fiscal 2006 net revenue in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Outlook” in Item 7.

Employees

At March 31, 2005, the Company had approximately 3,200 full-time employees and 2,600 part-time employees. Virtually all of the Company’s part-time employees were employed in the Company’s retail stores. None of the Company’s employees is a member of a union, with the exception of certain employees in France, who are subject to collective bargaining agreements. The Company considers its relations with its employees to be excellent.

Reports

The Company makes available, free of charge through its website, www.tommy.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission’s website at www.sec.gov. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this annual report on Form 10-K.

Risk Factors

The following risk factors should be read carefully in connection with evaluating the Company’s business and the forward-looking statements contained in this Form 10-K. Any of the following risks could materially adversely affect the Company’s business, operating results or financial condition and could cause actual results or events to differ materially from those anticipated.

Competition

The apparel industry is highly competitive. The Company competes with numerous domestic and foreign designers, brands and manufacturers of apparel, accessories and other products. Some of these designers and manufacturers are significantly larger and have greater resources than the Company. Management believes that the Company’s ability to compete effectively depends upon its continued flexibility in responding to market demand and its ability to offer fashion conscious consumers a wide variety of high quality apparel at competitive prices.

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

Uncertainties in Apparel Retailing

The apparel industry historically has been subject to substantial cyclical variations, and a recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on the Company’s results of operations. The Company’s current credit and collection arrangements seek to mitigate the risk of bankruptcy of a customer which continues to operate and carry the Company’s products. However, financial problems of a retailer could cause the Company’s credit companies to limit the amount of receivables of such retailer that the Company may assign to the credit companies and credit insurance company, which may cause the Company to curtail business with such retailer or require the Company to assume more credit risk relating to such customer’s receivables.

Dependence on Customers Under Common Control

The Company’s department store customers include major United States retailers, certain of which are under common ownership. When considered together as a group under common ownership, sales to the department store customers which were owned by Federated Department Stores, Dillard’s Department Stores and May Department Stores accounted for approximately 9%, 6% and 6%, respectively, of the Company’s fiscal 2005 consolidated net revenue. In February 2005, Federated Department Stores and May Department Stores announced a merger, which closed in August 2005. A decision by the controlling owner of a group of department stores to modify those customers’ relationships with the Company—for example, by decreasing the amount purchased from the Company, focusing on promotion of its private label brands rather than the Company’s products, ceasing to carry certain of the Company’s products, modifying floor space allocated to apparel in general (or for our products specifically) or requiring economic terms that are less favorable to the Company than the economic terms of the Company’s current relationship with those department stores—could have a material adverse effect on the Company.

Sourcing

The Company does not own or operate any manufacturing facilities and is therefore dependent upon third parties for the manufacture of all of its products. The inability of a manufacturer to ship orders of the Company’s products in a timely manner, including as a result of local financial market disruption which could impair the ability of such suppliers to finance their operations, or to meet quality standards, could cause the Company to miss the delivery date requirements of its customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on the Company’s financial condition and results of operations. In addition, travel restrictions arising due to health concerns or other factors could limit the Company’s ability to select and monitor its suppliers, which could have an adverse effect on the Company’s quality standards and ability to meet customer orders. Finally, the violation of labor or other laws by a manufacturing or licensing partner of the Company or the divergence of that manufacturer’s or licensing partner’s labor practices from the labor practices generally accepted in the United States, could interrupt or constrain the entity’s ability to ship orders of the Company’s products in a timely manner and could damage the Company’s reputation. The Company has no long-term formal arrangements with any of its suppliers and historically has experienced only limited difficulty in satisfying its raw material and finished goods requirements. Although the Company believes it could replace such suppliers without a material adverse effect on the Company, there can be no assurance that such suppliers could be replaced in a timely manner, and the loss of such suppliers could have a material adverse effect on the Company’s short-term operating results.

In addition, the Company’s business is subject to risks associated with imports, as the Company imports most of its finished goods. Total production outside the United States accounts for approximately 90% of the Company’s total costs of products purchased annually. The Company’s production in NAFTA countries (i.e., the United States, Mexico and Canada) amounts to approximately 16% of the cost of products purchased annually. Production in China represents approximately 15% of the cost of products purchased during fiscal year 2005. Pursuant to the World Trade Organization (“WTO”) Agreement, effective January 1, 2005, the United States and other WTO member countries removed quotas on goods from WTO members. However, as the removal of quotas resulted in an import surge from China, the United States took action in May 2005 and imposed safeguard quotas on certain categories of goods. On June 10, 2005, in response to the surge of Chinese imports into the

European Union (“EU”), the EU Commission signed a Memorandum of Understanding with China, pursuant to which certain products will be subject to restraints. These quotas, as well as the imposition of other regulations by foreign jurisdictions relating to imports or exports, may affect our ability to import products in the future.

Licensing Partners

Approximately 4% of the Company’s net revenue and 42% of income from operations for fiscal 2005 was derived from licensing revenue received from its licensing partners. Many of the risks associated with the Company’s own operations also apply to the businesses and operations of its licensing partners. Specifically, the licensing partners may face risks affecting their ability to adequately finance their operations, manage their labor forces or sustain favorable relationships with their customers. Adverse effects on these licensing partners relating to any such risks may, depending on their magnitude, materially adversely affect the Company’s short-term operating results. In addition, although the Company believes that, in most circumstances, the existing licensing partners could be replaced, the Company’s failure or inability to do so in any given circumstance may adversely affect its revenues and short term operating results.

Intellectual Property

The Company considers its trademarks and other proprietary intellectual property rights to be significant to its business. Although the Company continuously seeks to ensure the protection of its intellectual property, it may not be able to prevent, among other things, the imitation of our products by third parties or to successfully resolve other challenges involving its intellectual property rights, and any of these matters may adversely affect the Company’s results of operations.

Tax Matters

THC was incorporated in 1992 as an International Business Company in the BVI and is also registered and licensed as an external International Business Company in Barbados, where it has established residency for tax purposes. In addition, certain of THC’s non-United States subsidiaries are incorporated in the BVI and other countries and are subject to taxation in those or other countries where the applicable statutory tax rates are substantially lower than those applicable to the Company’s United States subsidiaries. As a result, the Company’s overall effective tax rate is materially affected by the relative level of earnings in the various taxing jurisdictions to which the Company’s earnings are subject. THC has not provided for tax on the undistributed retained earnings of these non-United States subsidiaries, as the Company has invested or expects to invest the undistributed earnings indefinitely in those businesses.

The Company is a tax resident of Barbados and therefore was entitled to the benefits of an income tax treaty between Barbados and the United States. In July 2004, the United States and Barbados signed a protocol to the treaty, which was ratified by the U.S. Senate in October 2004, and ratified by the government of Barbados in December 2004. As a result, the benefits the Company was entitled to under the treaty, which contributed approximately $10 million to net income in fiscal 2005, and approximately $12 million of net income in each of the fiscal years 2004 and 2003, have been eliminated as to future periods.

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

Hong Kong Tax Matters

The Company initiated discussions in May 2005 with the Hong Kong Inland Revenue Department (“IRD”) in an effort to resolve any issues concerning whether its wholly-owned subsidiary Tommy Hilfiger (Eastern Hemisphere) Limited (“THEH”) is subject to profits tax in Hong Kong, and if so, the portion of THEH’s income that is subject to that tax. Several domestic and international subsidiaries of the Company pay buying office commissions to THEH, a British Virgin Islands corporation pursuant to contracts to provide or otherwise secure through third parties certain services, including product development, sourcing, production scheduling and quality control functions. In the course of these discussions, the Company made a settlement offer to the IRD to resolve this issue that was not accepted and discussions are ongoing. Accordingly, there can be no assurance as to the ultimate resolution of this matter, although the Company does not believe that the final resolution will have a material effect on the Company’s financial position.

International Operations

The Company’s ability to conduct business and capitalize on growth opportunities in international markets is subject to risks associated with international operations, including the challenges of complying with a variety of foreign laws and regulations, unexpected changes in regulatory requirements and new tariffs, taxes or other barriers to some international markets. The Company is also subject to general political and economic risks in connection with the Company’s international operations, including political instability, changes in diplomatic and trade relationships and general economic or currency fluctuations in specific countries or markets.

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

Impact of Potential Future Acquisitions

From time to time, the Company has pursued acquisitions to further diversify its revenue and earnings base. If one or more acquisitions results in the Company becoming substantially more leveraged on a consolidated basis, the Company’s flexibility in responding to changes in economic, business or market conditions may be adversely affected. The Company’s pursuit of acquisitions may be constrained by Mr. Hilfiger’s employment agreement with the Company, in effect since 1992, which provides in part that TH USA and its subsidiaries cannot enter into any line of business without the consent of Mr. Hilfiger if he shall reasonably determine that such line of business would be detrimental to the Tommy Hilfiger trademarks.

Role of Mr. Tommy Hilfiger and Mr. Karl Lagerfeld

Mr. Hilfiger has been designing clothes under the Tommy Hilfiger trademarks since 1984 and has provided design leadership to the Company, most recently as its Principal Designer, since its inception. Mr. Hilfiger is therefore closely identified with the brand that bears his name, as well as with the Company in general. Similarly, Mr. Lagerfeld provides leadership and direction for the design processes pertaining to the Company’s Karl Lagerfeld brand. The Company anticipates significant opportunities for its Karl Lagerfeld brand, and is investing significantly for that brand’s long-term success in the United States and abroad. The Company has developed and maintained essential design teams which it believes are capable of sustaining the design process for Tommy Hilfiger brands in the event of loss of services of Mr. Hilfiger. Similarly, design teams are being developed to support and sustain the design process for Karl Lagerfeld brands in the event of loss of services of Mr. Lagerfeld. However, the loss of the services of either Mr. Hilfiger or Mr. Lagerfeld, or any negative public perception with respect to or relating to the Company’s loss of either of them could adversely affect the Company and its businesses.

ITEM 2. PROPERTIES

The principal executive offices of THC are located at 9/F, Novel Industrial Building, 850-870 Lai Chi Kok Road, Cheung Sha Wan, Kowloon, Hong Kong. TH USA’s principal executive offices are located at 601 West 26th Street, New York, New York 10001.

The general location, use, ownership status and approximate size of the principal properties which the Company currently occupies are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet
Hong Kong	Registered headquarters and principal buying office of THC	Leased	48,000
New York, New York	USA headquarters and sales offices	Leased	304,000
New York, New York	Design, production and administrative offices	Owned(1)	115,000

New York, New York	Showrooms	Owned(2)	170,000
Dayton, New Jersey	Distribution and administrative offices	Leased	341,000

Secaucus, New Jersey	Distribution and administrative offices	Leased(3)	324,000
Cranbury, New Jersey	Distribution and administrative offices	Leased	443,000
Cranbury, New Jersey	Distribution center	Leased	112,000
Montreal, Quebec	Distribution, sales and administrative offices and showrooms	Leased	260,000
Amsterdam, The Netherlands	European headquarters	Leased	80,000
Tegelen, The Netherlands	Distribution center	Leased	235,000
Venlo, The Netherlands	Distribution center	Leased	215,000

(1)	Office Building at 485 Fifth Avenue was under contract of sale at year end. Closing of this transaction occurred on May 17, 2005.
(2)	Office Building at 25 West 39th Street is under contract for sale. Closing of this transaction is expected to occur in the third quarter of fiscal 2006.
(3)	Former Secaucus facility has been sub leased for the remainder of the lease term (August, 2007).

A table summarizing the Company’s retail stores, all of which are leased, by type and geographic location as of March 31, 2005 and March 31, 2004 is presented under “Business—Retailing” in Item 1. The Company’s outlet and specialty stores average approximately 5,700 square feet.

ITEM 3. LEGAL PROCEEDINGS

U.S. Attorney’s Office Investigation

On September 24, 2004, TH USA announced that it had received a grand jury subpoena issued by the U.S. Attorney’s Office for the Southern District of New York (“USAO”) seeking documents generally related to domestic and/or international buying office commissions since 1990 and that certain of TH USA’s current and former employees had received subpoenas. Several domestic and international subsidiaries of the Company pay buying office commissions to THEH, a British Virgin Islands corporation which is a wholly-owned and consolidated subsidiary of the Company, pursuant to contracts to provide or otherwise secure through third parties certain services, including product development, sourcing, production scheduling and quality control functions. The USAO investigation was focused on the appropriateness of the commission rate paid by the Company’s subsidiaries to THEH, as well as other related tax matters.

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

On August 10, 2005 the Company announced that it had resolved the previously announced investigation by executing a non-prosecution agreement with the USAO. The USAO has concluded that criminal tax charges are not warranted and closed its investigation. In addition, the USAO has agreed that it will not criminally prosecute TH USA, or its parent or affiliates for any offenses relating to underpayment of Hong Kong taxes as a result of activities attributed to THEH.

The non-prosecution agreement with the USAO is subject to certain understandings, including that TH USA file amended U.S. federal income tax returns for the fiscal years ended March 31, 2001 through 2004 reflecting a reduced buying office commission rate for those four years, adopt and implement the recommendations of the Special Committee of the Company’s Board of Directors, adopt and implement an effective ethics and compliance program, and provide information to the IRD for it to evaluate whether THEH or its Hong Kong subsidiary owe any Hong Kong taxes to the IRD. TH USA also agreed for a period of three years to provide the USAO, upon request, with information so that the USAO can monitor TH USA’s compliance with the agreement.

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

Following the Company’s September 24th announcement of the investigation, approximately eleven purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, as well as certain current and former officers and directors of the Company. The Court has consolidated the purported shareholder class action lawsuits, and has appointed lead counsel and lead plaintiffs. The lead plaintiffs filed a consolidated, amended complaint on May 13, 2005. On August 1, 2005, the Company filed a motion to dismiss the complaint. On September 30, 2005 the Company and lead plaintiffs agreed to a new schedule, which the Company expects to be so ordered by the Court, pursuant to which lead plaintiffs filed a Second Consolidated Amended Complaint on October 31, 2005. The Company currently expects to file a new motion to dismiss by December 5, 2005 and that a hearing on such motion by the Company will be scheduled by the Court for early 2006. The Company intends to defend itself vigorously against plaintiffs’

claims. Since the case is in its very early stages, the Company is unable to predict its outcome. Accordingly, the Company has not recorded any provision for potential loss associated with this matter.

The Company and its subsidiaries are otherwise involved from time to time in other routine legal matters incidental to their business. In the opinion of the Company’s management, based on advice of counsel, the resolution of these other matters will not individually or in aggregate have a material effect on the Company’s financial position, results of operations or its cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Tommy Hilfiger Corporation’s Ordinary Shares, par value $0.01 per share (the “Ordinary Shares”), are listed and traded on the New York Stock Exchange (“NYSE”), under the symbol “TOM.” As of October 31, 2005, there were approximately 1,500 record holders of the outstanding Ordinary Shares.

The following table sets forth, for each of the periods indicated, the high and low sales prices per Ordinary Share as reported on the New York Stock Exchange Composite Tape.

	High		Low
Fiscal Year ended March 31, 2005
Fourth Quarter	$11.99		$9.57
Third Quarter	11.55		8.47
Second Quarter	15.52		9.40
First Quarter	18.25		13.45
Closing price at March 31, 2005		11.70

Fiscal Year ended March 31, 2004
Fourth Quarter	$17.41		$12.73
Third Quarter	16.60		11.95
Second Quarter	13.05		8.89
First Quarter	9.69		6.87
Closing price at March 31, 2004		17.00

THC has not paid any cash dividends since its initial public offering in 1992, and has no current plans to pay cash dividends. Future dividend policy will depend on the Company’s earnings, capital requirements, financial condition, restrictions imposed by agreements governing indebtedness of THC and its subsidiaries, availability of dividends from subsidiaries, receipt of funds in connection with repayment of loans to subsidiaries or advances from operating subsidiaries, tax laws and other factors considered relevant by the Board of Directors of THC. During the fiscal year covered by this report, the Company did not repurchase any of its Ordinary Shares. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 for a description of certain restrictions on the ability of subsidiaries of THC to pay dividends.

On June 15, 2005, the Company received notice from the NYSE that the Company has been identified as a late filer. This is a result of our late filing of the Form 10-K for the fiscal year ended March 31, 2005. Under the

NYSE Listing Standards, the “LF” indicator has been added to the information provided by the NYSE on the consolidated trading tape. This indicator will be removed at such time as the Company becomes current with all of its periodic reporting requirements.

Equity Compensation Plan Information

The following table sets forth information regarding the Company’s equity compensation plans as of March 31, 2005.

Plan Category(1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (2)	7,031,281	12.68	2,063,130
Equity Compensation Plans Not Approved by Security Holders (3)	1,506,390	25.03	—

Total	8,537,671	14.86	2,063,130

(1)	For descriptions of the Company’s equity compensation plans, see Note 15 to the Consolidated Financial Statements in Item 8 and “Executive Compensation—Stock-Based Plans” in Item 11.
(2)	Includes the 1992 Stock Incentive Plans (except as described in footnote 3), the 2001 Stock Incentive Plan, the 2003 Incentive Compensation plan, and the Directors Option Plan (all as defined under “Executive Compensation—Stock-Based Plans” in Item 11).
(3)	Securities included in this category are attributable solely to certain increases in the number of Ordinary Shares authorized and reserved for issuance under the 1992 Stock Incentive Plans that were not approved by the Company’s shareholders.

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

	Fiscal Year Ended March 31,
	2005 (1)	2004 (2)	2003 (3)	2002 (4)	2001
		(As Restated) (5)	(As Restated) (5)	(As Restated) (6)	(As Restated) (6)
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenue	$1,780,770	$1,876,897	$1,889,055	$1,877,721	$1,881,935
Cost of goods sold	957,264	1,012,156	1,058,356	1,073,089	1,116,321

Gross profit	823,506	864,741	830,699	804,632	765,614
Total operating expenses	711,306	666,674	862,197	618,107	570,494

Income (loss) from operations	112,200	198,067	(31,498)	186,525	195,120
Interest and other expense	29,753	31,902	47,124	41,265	41,412
Interest income	7,138	3,577	6,717	10,062	17,450

Income (loss) before income taxes and cumulative effect of change in accounting principle	89,585	169,742	(71,905)	155,322	171,158

Provision for income taxes	3,934	38,922	16,857	29,771	48,151

Income (loss) before cumulative effect of change in accounting principle	85,651	130,820	(88,762)	125,551	123,007

Cumulative effect of change in accounting principle	—	—	(430,026)	—	—

Net income (loss)	$85,651	$130,820	$(518,788)	$125,551	$123,007

Basic earnings (loss) per share	$0.93	$1.44	$(5.74)	$1.40	$1.35

Weighted average shares outstanding	91,683	90,692	90,387	89,430	91,239

Diluted earnings (loss) per share	$0.93	$1.43	$(5.74)	$1.40	$1.34

Weighted average shares and share equivalents outstanding	92,265	91,329	90,387	90,000	91,534

	As of March 31,
	2005 (1)	2004 (2)	2003 (3)	2002 (4)	2001
		(As Restated) (5)	(As Restated) (5)	(As Restated) (6)	(As Restated) (6)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$480,987	$414,548	$420,826	$387,247	$318,431
Working capital	660,976	649,205	487,182	561,294	574,273
Total assets	2,158,059	2,047,914	2,034,175	2,610,742	2,352,708
Short-term borrowings, including current portion of long-term debt	359	738	171,276	63,474	50,000
Long-term debt	343,987	351,474	351,707	576,744	529,495
Shareholders’ equity	1,324,269	1,207,171	1,025,442	1,484,712	1,344,837

(1)	Fiscal 2005 included charges related to (a) the U.S. Wholesale restructuring, (b) the exit of the U.S. Young Men’s Jeans and Wholesale H Hilfiger businesses, (c) the adjustment of carrying value of certain in-store shops within U.S. department stores as a result of impairment, and (d) the USAO investigation. These charges, which totaled $34,504 before taxes, included $3,045 for lease termination costs, $5,100 for the write-down of certain inventory (included in cost of goods sold), $3,047 in severance provisions, $5,000 for the impairment write-down of in-store shops, $2,330 of additional margin support (included in revenue), $1,900 of other exit costs and $14,082 of legal costs. Fiscal 2005 effective tax rate is lower than prior years. See Note 11 to the Consolidated Financial Statements included in this Form 10-K.
(2)	Fiscal 2004 included net charges related to (a) the closure of four specialty retail stores, (b) the repositioning of the U.S. Young Men’s Jeans business in March 2004, (c) the adjustment of carrying value of certain in-store shops within U.S. department stores as part of the Company’s strategy to reduce over distribution, (d) other cost reduction initiatives and (e) the settlement of a trademark counterfeiting and infringement litigation against Goody’s Family Clothing, Inc. These net charges, which totaled $6,776 before taxes and included $3,482 for lease buyouts, $720 for the write-down of retail store inventory (included in cost of goods sold), $6,083 in severance provisions, $4,330 for the write-down of in- store shops, including certain shops in the Young Men’s Jeans division, and $3,161 for the impairment of stores in the Retail segment, were offset by an $11,000 settlement received from Goody’s Family Clothing, Inc.
(3)	Fiscal 2003 results include a $430,026 cumulative effect of a change in accounting principle for the adoption, on April 1, 2002, of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and a related deferred tax charge of $11,358. As a result, the Company benefited by approximately $32,000, when compared to prior fiscal years, from the non-amortization of goodwill and indefinite lived intangibles under SFAS 142. Results also included a goodwill impairment charge of $150,612 and $78,186 of impairment charges related to the closure of 37 U.S. specialty stores.
(4)	Reflects the acquisition in July 2001 of the Company’s European licensee, Tommy Hilfiger Europe B.V.
(5)	See Note 2 to our consolidated financial statements included in this Form 10-K.
(6)	As more fully described in Item 7, the Company has corrected its fiscal 2002 and 2001 financial statements as follows;

•	For Hong Kong tax matters by recording additional income tax provisions of $3,481 and $3,168 in fiscal years 2002 and 2001 respectively, and a decrease to the March 31, 2000 retained earnings of $2,684.

•	For intercompany expense allocation and certain other tax matters by recording additional income tax provisions of $6,035 and $3,507 in fiscal years 2002 and 2001, respectively, and a $469 reduction to retained earnings as of March 31, 2000.

•	For lease accounting corrections by reducing pretax income for fiscal years 2002 and 2001 by $1,417 and $2,257, respectively, reducing net income for fiscal 2002 and 2001 by $887 and $1,406, respectively, and reducing retained earnings as of March 31, 2000 by $174.

•	For certain other accrual and reserve adjustments pretax income increased (decreased) for fiscal years 2002 and 2001 by $2,145 and ($43), respectively, increasing net income for fiscal 2002 and 2001 by $1,409 and $128, and increasing retained earnings as of March 31, 2000 by $7,525.

•	As a result of the adjustments noted above, working capital was decreased by $29,897 and $17,103 in fiscal 2002 and 2001, respectively, total assets were increased by $16,291 and $10,152 for fiscal 2002 and 2001, respectively, short term borrowings, including current portion of long-term increased by $28 in fiscal 2002, and long-term debt increased by $1,457 in fiscal 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

Restatement of Previously Issued Financial Statements

The Company has restated its prior year financial statements to correct its accounting for certain tax, lease accounting and other items as detailed below. The net impact of all of these corrections is a $1,332 decrease to fiscal 2004 net income, a $5,183 increase to fiscal 2003 net loss, a $8,994 and $7,954 decrease to net income for fiscal 2002 and 2001, respectively, and a $4,198 increase to the March 31, 2000 retained earnings.

Tax Items

In connection with responding to the United States Attorney’s Office for the Southern District of New York (“USAO”) investigation (see Note 10 to the Consolidated Financial Statements), the Company performed a comprehensive review of its income tax accounting. This review, which was done under the direction of a Special Committee of the Board of Directors, identified certain questions about Hong Kong tax matters. In May 2005, the Company initiated discussions with the Hong Kong Inland Revenue Department (“IRD”) in an effort to resolve whether its wholly-owned subsidiary, Tommy Hilfiger (Eastern Hemisphere) Limited (“THEH”) is subject to profits tax in Hong Kong, and if so, the portion of THEH’s income that is subject to that tax. The Company now believes that its previously issued financial statements should have contained provisions for profits tax in Hong Kong and has restated its financial statements by recording additional income tax provisions of $3,660, $3,651, $3,481 and $3,168 in fiscal years 2004, 2003, 2002 and 2001 respectively, and a decrease to the March 31, 2000 retained earnings of $2,684.

During fiscal 2003, the State of New Jersey instituted an Alternative Minimum Assessment (“AMA”). The Company included the AMA in its provisions for income taxes and began to make related tax payments to the state. In December 2004, the Company determined that the AMA was not properly applied and that the Company’s obligations for AMA were less than previously recorded. The Company has since discussed the matter with the State of New Jersey to validate its understanding of the law and its application and has filed for refunds of the amounts previously paid. The Company has corrected its financial statements by reversing the related income tax provisions of $2,925 and $3,355 in fiscal 2004 and 2003, respectively.

In addition, the Company has corrected its income tax provisions for intercompany expense allocations and certain other tax matters by recording additional income tax provisions of $222, $3,368, $6,035 and $3,507 in fiscal years 2004, 2003, 2002 and 2001, respectively, and a $469 net reduction to retained earnings as of March 31, 2000.

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

In periods prior to the second quarter of fiscal 2005, the Company had recorded straight-line rent expense for certain store operating leases beginning with the commencement date of store operations rather than the lease commencement date. Rent expense was not consistently recognized during rent holidays, occupancy periods before the store openings, or certain leasehold build-out periods. As a result of correcting its policy, the Company has adjusted its financial statements by increasing rent expense with a corresponding reduction in operating income, by $2,028, $1,110, $881 and $614 in fiscal 2004, 2003, 2002 and 2001, respectively, and a decrease to retained earnings at March 31, 2000 of $52.

Previously, the Company had recorded tenant allowances (amounts received from a landlord to fund leasehold improvements) as a reduction of property and equipment. These amounts should have been recorded as a deferred lease incentive liability. The amortization of these landlord incentives was originally recorded as a reduction in depreciation expense rather than as a reduction of rent expense. In addition, the statements of cash flow had originally reflected these incentives as a reduction of capital expenditures within cash flows from investing activities rather than as cash flows from operating activities. While these adjustments have no effect on pretax or net income, the Company has corrected its income statement classification of these expenses by decreasing rent expense, with a corresponding increase to depreciation expense of $3,706 and $4,059 in fiscal 2004 and fiscal 2003, respectively.

The Company has also reviewed the accounting for its participation in the design and construction of one of its retail stores during fiscal 2002. Under the guidance of EITF 97-10, “The Effect of Lessee Involvement in Asset Construction,” the Company has concluded that its historical accounting did not fully reflect its participation in the construction of that store, which should have included additional construction costs of $1,500 with offsetting imputed debt. As a result of adjusting the original cost and related imputed debt, the Company has adjusted its financial statements by recording a (decrease) increase to rent expense of ($476), ($479), $404 and $1,643 in fiscal 2004, fiscal 2003, fiscal 2002 and fiscal 2001, respectively, an increase to interest expense of $146, $148 and $88 in fiscal 2004, 2003 and 2002, respectively, an increase (decrease) to net income of $203, $158, ($329) and ($1,010) in fiscal 2004, 2003, 2002 and 2001, respectively, and a $122 decrease to Retained earnings as of March 31, 2000. Additionally, in fiscal 2003, the Company recorded an asset impairment of its fixed assets related to this store. Accordingly, the remaining value attributable to this adjustment was likewise written off in fiscal 2003 resulting in a decrease of $1,456 and $850 to pretax and net income, respectively.

Other Items

The Company has identified certain other accrued liabilities, allowances and inventory reserves that had accumulated over a period of years and that were in excess of amounts required at March 31, 2005. The Company has corrected its financial statements by increasing (decreasing) pretax income for fiscal years 2004, 2003, 2002 and 2001 by $1,843, ($235), $2,125 and ($43), respectively. Net income for fiscal years 2004, 2003, 2002 and 2001 was also adjusted by $1,164, $85, $1,409 and $128. In addition, the Company increased its retained earnings as of March 31, 2000 by $7,525.

See Note 2 to the consolidated financial statements included in this Form 10-K for a summary of the effects of the restatement of previously issued financial statements to reflect the above items. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to these restatements.

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

Business units that are not aggregated in the above mentioned reportable segments either do not qualify as a segment or do not meet the aggregation criteria of SFAS 131 and are included in Other. Other consists of E-Commerce, the Karl Lagerfeld businesses and corporate activity. Included in corporate activity are executive compensation, certain marketing costs, amortization and impairment of intangibles, and other corporate overhead.

Results of Operations

The following table sets forth the Consolidated Statements of Operations data as a percentage of net revenue.

	Fiscal Year Ended March 31,
	2005	2004	2003
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	53.8	53.9	56.0

Gross profit	46.2	46.1	44.0

Depreciation and amortization	4.4	4.6	7.6
Other SG&A expenses	35.5	30.9	30.0
Goodwill impairment	—	—	8.0

Total operating expenses	39.9	35.5	45.6

Income (loss) from operations	6.3	10.6	(1.6)
Interest expense, net	1.3	1.5	2.2

Income (loss) before income taxes and cumulative effect of change in accounting principle	5.0	9.1	(3.8)

Provision for income taxes	0.2	2.1	0.9

Income (loss) before cumulative effect of change in accounting principle	4.8	7.0	(4.7)

Cumulative effect of change in accounting principle	—	—	(22.8)

Net income (loss)	4.8	7.0	(27.5)

Items Affecting Comparability

Fiscal 2005 included charges related to (a) the U.S. Wholesale restructuring, (b) the exit of the U.S. Young Men’s Jeans and Wholesale H Hilfiger businesses, (c) the adjustment of carrying value of certain in-store shops within U.S. department stores as a result of impairment, and (d) the USAO investigation. These charges, which totaled $34,504 before taxes, included $3,045 for lease termination costs, $5,100 for the write-down of certain inventory (included in cost of goods sold), $3,047 in severance provisions, $5,000 for the impairment write-down of in-store shops, $2,330 of additional margin support (included in revenue), $1,900 of other exit costs and $14,082 of legal costs.

In fiscal 2005, the Company reduced the commission rate paid to the buying office by its subsidiaries. This decrease in commission had the effect of decreasing intercompany revenue by approximately $9,200 at the buying office (reported in the Licensing segment), with corresponding decreases in cost of sales at the affected consolidated subsidiaries, with no net impact on consolidated pretax results.

The fiscal 2005 tax provision includes the cumulative impact of adjusting the buying office commission rate for the years 2001 through 2004 in connection with the resolution of the USAO investigation which has resulted in a tax provision of approximately $12,000 after taking into account previously established reserves for this matter. In addition, the Company recorded a tax provision of approximately $9,200 for the settlement of several state tax audits related to the income of Tommy Hilfiger Licensing, Inc. (“THLI”). The current year tax provision also includes several items which have significantly lowered the effective tax rate. The effective rate is generally attributable to the relative level of earnings in the various taxing jurisdictions in which the Company operates. During the current year, the Company experienced a pretax operating loss in the United States and pretax income in other jurisdictions that have lower tax rates. Owing to the different tax rates between these jurisdictions, the recognition of a net operating loss in the U.S., results in a net reduction to the current year tax provision. In addition, several significant tax credits and benefits have been recognized in the current year. During fiscal 2003, the Company had concluded that certain state tax assets were unlikely to be utilized, and increased that year’s tax provision to establish valuation reserves against those assets. Due to changes to the Company’s earnings projections, the utilization of tax credits and state deferred tax assets has been reviewed during the current year. Based on this review, the Company has concluded that foreign tax credits should be recognized and that the previously established valuation reserves on certain deferred tax assets, are no longer required. Accordingly, foreign tax credits of approximately $16,000 and the reversal of valuation allowances of approximately $14,000 have been recorded as a reduction to the current year tax provision. As a result of these tax benefits the current year tax provision and effective rate have been reduced. See Note 11 to the Consolidated Financial Statements for more information.

Fiscal 2004 included net charges related to (a) the closure of four specialty retail stores, (b) the repositioning of the U.S. Young Men’s Jeans business in March 2004, (c) the adjustment of carrying value of certain in-store shops within U.S. department stores as part of the Company’s strategy to reduce over distribution, (d) other cost reduction initiatives and (e) the settlement of a trademark counterfeiting and infringement litigation against Goody’s Family Clothing, Inc. These net charges, which totaled $6,776 before taxes and included $3,482 for lease buyouts, $720 for the write-down of retail store inventory (included in cost of goods sold), $6,083 in severance provisions, $4,330 for the impairment write-down of in-store shops, including certain shops in the Young Men’s Jeans division, and $3,161 for the impairment of stores in the Retail segment, were offset by an $11,000 settlement received from Goody’s Family Clothing, Inc.

In fiscal 2003, the Company recorded charges of $79,642 before taxes related to the closure of all but seven of its U.S. specialty stores and the impairment of fixed assets of the seven U.S. specialty stores that the Company continued to operate. These charges consisted of; $38,929 for the impairment of leasehold improvements, store fixtures and other assets of stores that were closed; $24,263 for estimated lease termination costs; $2,600 for the write down of inventory (included in cost of goods sold); $764 for other expenses, including employee costs, and $13,086 for an impairment charge to write down to fair value the fixed assets and leasehold improvements at the seven stores that remained open.

On April 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill, including previously existing goodwill and intangible assets with indefinite useful lives, not be amortized but that they be tested for impairment at adoption and at least annually thereafter. The Company performed its initial test upon adoption and performs its annual impairment review during the fourth quarter of each fiscal year, unless a triggering event warrants earlier analysis.

Upon adoption of SFAS 142 in the first quarter of fiscal 2003, the Company recorded a non-cash, non-operating charge of $430,026 to reduce the carrying value of its goodwill to fair value. This charge is reflected as the cumulative effect of a change in accounting principle in the Consolidated Statements of Operations.

The Company performed its first annual impairment review of goodwill and intangible assets under SFAS 142 during the fourth quarter of fiscal 2003. As a result of this review, the Company recorded a non-cash charge of $150,612 in operating expenses for the impairment of goodwill, principally in its U.S. Wholesale segment. These charges had no effect on the Company’s credit facilities and financial covenants that existed at that time, or cash flows. Impairment testing was conducted in fiscal 2004 and 2005 and no impairments were indicated in those years.

Prior to April 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book and tax basis of intangible assets, principally trademark rights. As a result of adopting SFAS 142, those deferred tax liabilities could no longer be used to support the realization of certain deferred tax assets. Accordingly, the Company recorded a one-time non-cash deferred tax charge totaling $11,358 in order to establish a valuation allowance against those deferred tax assets. This charge was included in the Company’s provision for income taxes in fiscal 2003.

The Company consolidates entities whose functional currencies include the Euro and the Canadian dollar. Comparability to prior years is impacted as a result of changes in these exchange rates. The average annual Euro to U.S. dollar exchange rates for fiscal 2005, 2004 and 2003 approximated 1.26, 1.18 and 1.00, respectively, and the average annual Canadian to U.S. dollar exchange rates for fiscal 2005, 2004 and 2003 approximated 0.78, 0.74 and 0.65, respectively. The table below shows the impact of these rate changes versus the prior year on the respective income statement captions.

	Fiscal Year Ended March 31,
	2005	2004
Impact of Euro exchange rates on:
Revenue	$34,540	$58,898
Gross margin	19,292	31,681
Operating expenses	14,561	23,935
Operating income	4,732	7,746

Impact of Canadian dollar exchange rates on:
Revenue	8,460	8,262
Gross margin	4,156	3,527
Operating expenses	3,061	2,430
Operating income	1,095	1,097

Impact of all exchange rates on:
Revenue	43,000	67,160
Gross margin	23,448	35,208
Operating expenses	17,622	26,365
Operating income	5,827	8,843

Fiscal 2005 versus Fiscal 2004

Overview

The Company’s net revenue declined 5.1% in fiscal 2005 to $1,780,770 compared to $1,876,897 in fiscal 2004, despite the $43,000 favorable impact of translating the stronger foreign currencies in fiscal 2005, when compared to fiscal 2004. A decline in U.S. Wholesale net revenue was partially offset by increases in the International Wholesale, Retail and Licensing segments, along with favorable foreign currency translation rates. Fluctuations in net revenue in each of the segments were primarily volume related and are further described below under Segment Operations.

Gross profit as a percentage of net revenue remained basically constant at 46.2% in fiscal 2005, compared to 46.1% in fiscal 2004. Decreased gross margins in the U.S. Wholesale segment were offset by higher contributions to total net revenue from the International Wholesale, Retail and Licensing segments, which generate higher gross margins than the U.S. Wholesale segment. The Company also benefited from an increase in gross margin from the International Wholesale and Retail segments when compared to the prior year. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Operating expenses increased 6.7% in fiscal 2005 to $711,306, compared to $666,674 in fiscal 2004. Approximately $21,000 of this increase was due to the items affecting comparability as noted above and $17,622 was the result of the higher exchange rates. Increases in the International Wholesale and Retail segment expenses were partially offset by decreases in the U.S. Wholesale segment and a decrease of approximately $16,000 in Corporate incentive compensation and marketing expenses. As a percentage of net revenue, operating expenses increased to 39.9% in fiscal 2005, as compared to 35.5% in fiscal 2004. This increase results from the net increases noted above and also to the decrease in net revenue when compared to last year.

Interest and other expense decreased 6.7% in fiscal 2005 to $29,753, as compared to $31,902 in fiscal 2004. The decrease primarily resulted from the repayment upon maturity of $151,091 principal amount of the 6.50% notes that were due June 1, 2003 (the “2003 Notes”) and the repurchase of $7,530 principal amount of 6.85% notes maturing on June 1, 2008 (the “2008 Notes”) during the second quarter of fiscal 2005.

Interest income increased 99.6% in fiscal 2005 to $7,138, as compared to $3,577 in fiscal 2004. The increase was caused by higher average invested cash balances and higher interest rates earned on these balances. Interest rates earned on invested cash balances for fiscal 2005 and 2004 approximated 1.57% and 0.99%, respectively.

In fiscal 2005, the Company recorded a provision for income taxes of $3,934 on income before taxes of $89,585 compared to a provision for income taxes of $38,922 on income before taxes of $169,742 in fiscal 2004. The effective rate for fiscal 2005 was 4.4% compared to 22.9% in fiscal 2004. The effective tax rate for fiscal 2005 was substantially changed from the prior years as a result of the items described under Items Affecting Comparability.

Segment Operations

Financial information for the Company’s reportable segments is as follows:

	U.S. Wholesale	International Wholesale	Retail	Licensing	Other	Eliminations	Total
Fiscal year ended March 31, 2005
Net revenue	$679,590	$525,085	$500,627	$119,955	$1,318	$(45,805)	$1,780,770
Income (loss) from operations	(27,703)	89,049	46,418	77,407	(143,244)	70,273	112,200
Operating margin	(4.1)%	17.0%	9.3%	64.5%

Fiscal year ended March 31, 2004
Net revenue	$958,933	$429,737	$425,744	$119,450	$—	$(56,967)	$1,876,897
Income (loss) from operations	63,720	70,296	23,355	92,327	(129,225)	77,594	198,067
Operating margin	6.6%	16.4%	5.5%	77.3%

Variance
Net revenue	$(279,343)	$95,348	$74,883	$505	$1,318	$11,162	$(96,127)
Income (loss) from operations	(91,423)	18,753	23,063	(14,920)	(14,019)	(7,321)	(85,867)

U.S. Wholesale Segment

U.S. Wholesale net revenue decreased 29.1% in fiscal 2005 to $679,590 as compared to $958,933 in fiscal 2004. Within the segment, net revenue by component was as follows:

	Fiscal Year Ended March 31,		Change
	2005	2004
Menswear	$230,380	$343,447	$(113,067)
Womenswear	344,641	424,876	(80,235)
Childrenswear	104,569	190,610	(86,041)

	$679,590	$958,933	$(279,343)

Net revenue decreased as a result of lower volume during fiscal 2005, partially offset by higher unit prices, as compared to the prior year. The lower volume was mainly driven by lower orders from the Company’s major customers reflecting lower sales trends at retailers. In addition, the number of stores that the Company sells through has also been reduced.

Segment profit decreased 143.5% in fiscal 2005 to a loss of $27,703, as compared to a profit of $63,720 in fiscal 2004. This decrease is a result of the decline in net revenue discussed above and lower gross margin, partially offset by lower expenses. The decline in gross margin was mainly due to higher costs associated with new product initiatives and a higher level of price adjustments when compared to fiscal 2004. In the fourth quarter of fiscal 2005, the U.S. Wholesale segment underwent a restructuring and incurred approximately $14,300 of charges primarily related to the exiting of its Young Men’s Jeans and Wholesale H Hilfiger businesses. These charges were more than offset by decreased variable expenses directly related to the lower revenue, subsequent savings from the restructuring, lower depreciation resulting from the impairment of certain fixed assets, and the decrease in the number of store locations as noted above.

International Wholesale Segment

International Wholesale net revenue increased 22.2% in fiscal 2005 to $525,085, as compared to $429,737 in fiscal 2004. Within the segment, net revenue by component was as follows:

	Fiscal Year Ended March 31,		Change
	2005	2004
Menswear	$279,501	$228,416	$51,085
Womenswear	185,755	147,504	38,251
Childrenswear	59,829	53,817	6,012

	$525,085	$429,737	$95,348

Net revenue increased as a result of increased volume during fiscal 2005 and higher exchange rates. The higher volume reflects increased penetration in European markets as the Company broadens its product offerings and increases the number of store locations throughout Europe. Approximately $33,700 of the increase is attributable to higher exchange rates.

Segment profit increased $18,753, or 26.7%, to $89,049 in fiscal 2005 from $70,296 in fiscal 2004. As a percentage of net revenue, operating profit increased to 17.0% in fiscal 2005, as compared to 16.4% in fiscal 2004. The increase is attributable to increased revenue, higher gross margin and higher exchange rates, offset in part, by a proportionate increase in selling, general and administrative expenses. The improved gross margin resulted from a higher percentage of regular priced sales versus off-price as well as the impact of higher exchange rates on U.S. dollar denominated inventory purchases. The increased operating expenses are reflective of increased variable costs as a result of the increased revenues, increases in certain fixed costs in anticipation of expansion, increased marketing, and an approximate $12,500 increase as a result of higher exchange rates.

Retail Segment

Net revenue increased $74,883, or 17.6%, from fiscal 2004 to fiscal 2005, as a result of the addition of 33 stores since March 31, 2004, increased net revenue from existing stores, including those operating for the full year in fiscal 2005 versus a partial year in fiscal 2004, and from higher exchange rates. The 33 retail stores (11 in the U.S. and 22 internationally) that opened in fiscal 2005 contributed net revenue of $59,839 during fiscal 2005, consisting of approximately $19,220 of revenue in the U.S. and $40,619 of international revenue. Comparable store sales in the Company’s U.S. outlet division, its largest retail component, were slightly higher than fiscal 2004. The portion of the total increase attributable to higher exchange rates approximated $9,300. At March 31, 2005, the Company operated 200 retail stores, consisting of 159 outlet stores and 41 specialty stores, compared to 167 stores, consisting of 132 outlets and 35 specialty stores in fiscal 2004.

Segment profit increased $23,063, or 98.7%, from fiscal 2004 to fiscal 2005. As a percentage of net revenue, operating profit was 9.3% and 5.5% for fiscal 2005 and 2004, respectively. These increases result from the higher revenues as noted above, the higher exchange rates, improved gross margins, improved performance by U.S. Retail stores, and the fact that fiscal 2004 included $6,406 of charges relating to the closure of four specialty stores as noted under Items Affecting Comparability. The increased gross margins reflect improved product design and merchandise assortment, which has translated into higher average unit prices and lower markdowns.

Licensing Segment

Licensing net revenue increased 0.4% to $119,955 in fiscal 2005, as compared to $119,450 in fiscal 2004. The increase primarily results from higher royalties earned from third-party licensees and the benefit of stronger exchange rates relative to the U.S. dollar conversion of royalties from those licensees operating in non-U.S. locations. These increases were mostly offset by lower commissions on certain intercompany activity resulting from lower volume as well as a lower buying office commission rate, as noted under Items Affecting Comparability. Higher royalties earned from third-party licensees included, notably, the Company’s geographic license in Japan, licenses for optical and sunglasses, footwear in Europe, as well as watches, linens, bedding, bath products and fragrance.

Licensing segment profits decreased by $14,920, or 16.2%, from fiscal 2004 to fiscal 2005. This decrease is due primarily to a favorable litigation settlement of $11,000 included in fiscal 2004, as noted under Items Affecting Comparability. The remaining decrease is attributable to the decreased buying office commissions partially offset by the increased third-party licensing revenue, as noted above.

Fiscal 2004 versus Fiscal 2003

Overview

Fiscal 2004 net revenue decreased slightly in fiscal 2004 to $1,876,897, as compared to $1,889,055 in fiscal 2003. A decrease in net revenue in the U.S. Wholesale segment was offset, in part, by increases in the International Wholesale and Retail segments. Within the Retail segment, as further described below, net revenue from stores opened since March 31, 2003 was partially offset by a decrease in net revenue due to the closing of the 37 U.S. specialty stores mentioned above and declining comparable sales in existing stores in the Company’s U.S. outlet division. Licensing segment net revenue in fiscal 2004 remained essentially unchanged compared to fiscal 2003 as higher royalty income on various licensed products, as well as international licenses, offset the loss of royalty revenue associated with the men’s underwear business, which was taken in-house on June 1, 2003.

Gross profit as a percentage of net revenue increased to 46.1% in fiscal 2004 from 44.0% in fiscal 2003. The improvement was due to higher contributions from the International Wholesale and Retail segments, which generate a higher gross margin than the Company’s consolidated gross margin.

Operating expenses decreased 22.7% in fiscal 2004 to $666,674, as compared to $862,197 in fiscal 2003. As a percentage of net revenue, operating expenses decreased to 35.5% in fiscal 2004, as compared to 45.6% in fiscal 2003. These decreases were principally due to the fiscal 2003 impairment of goodwill of $150,612, Retail segment charges of $77,042 related to the closure of specialty stores, offset in part by the favorable litigation settlement of $11,000, all previously described under Items Affecting Comparability. Operating expenses within the International Wholesale segment increased while the U.S. Wholesale segment experienced a decrease.

Interest and other expense decreased to $31,902 in fiscal 2004, from $47,124 in fiscal 2003. The decrease was primarily due to the repayment upon maturity in June 2003 of $151,091 principal amount of the 2003 Notes and a lower average level of debt in fiscal 2004 as compared to fiscal 2003.

Interest income decreased 46.7% in fiscal 2004 to $3,577, as compared to $6,717 in fiscal 2003. The decrease was due to lower interest rates earned on invested cash balances and lower average cash balances following the repayment of the 2003 Notes.

In fiscal 2004, the Company recorded a provision for income taxes of $38,922 on income before taxes of $169,742 compared to a provision for income taxes of $16,857 against a loss before taxes and the cumulative effect of a change in accounting principle of $71,905 in fiscal 2003. The effective rate for fiscal 2004 increased to 22.9% of income before taxes from (23.4%) in 2003. The provision in fiscal 2003 reflects the deferred tax charge related to the adoption of SFAS 142, the non-deductibility of the goodwill impairment and the establishment of valuation reserves for certain deferred tax assets. The effective tax rate for all periods is reflective of the relative level of earnings in the various taxing jurisdictions to which the Company’s earnings are subject, as well as changes in tax laws affecting the Company’s operations.

Segment Operations

Financial information for the Company’s reportable segments is as follows:

	U.S. Wholesale	International Wholesale	Retail	Licensing	Other	Eliminations	Total
Fiscal year ended March 31, 2004
Net revenue	$958,933	$429,737	$425,744	$119,450	$—	$(56,967)	$1,876,897
Income (loss) from operations	63,720	70,296	23,355	92,327	(129,225)	77,594	198,067
Operating margin	6.6%	16.4%	5.5%	77.3%

Fiscal year ended March 31, 2003
Net revenue	$1,112,593	$308,640	$405,099	$122,728	$—	$(60,005)	$1,889,055
Income (loss) from operations	76,779	41,996	(50,972)	80,746	(259,889)	79,842	(31,498)
Operating margin	6.9%	13.6%	(12.6)%	65.8%

Variance
Net revenue	$(153,660)	$121,097	$20,645	$(3,278)	$—	$3,038	$(12,158)
Income (loss) from operations	(13,059)	28,300	74,327	11,581	130,664	(2,248)	229,565

U.S. Wholesale Segment

U.S. Wholesale segment net revenue decreased by $153,660, or 13.8%, from fiscal 2003 to fiscal 2004. Within the segment, net revenue by component was as follows:

	Fiscal Year Ended March 31,		Change
	2004	2003
Menswear	$343,447	$381,577	$(38,130)
Womenswear	424,876	466,967	(42,091)
Childrenswear	190,610	264,049	(73,439)

	$958,933	$1,112,593	$(153,660)

Net revenue decreased as a result of lower average unit prices and lower volume during fiscal 2004 as compared to the prior year. The lower average unit prices accounted for approximately 64% of the decrease, while lower volume accounted for the remaining 36% of the decrease. The lower average unit prices were driven by a change in the mix between the Company’s normal off-price channels and major U.S. department store customers. Also, the men’s underwear division, which was brought in-house in fiscal 2004, has a lower average unit price than the overall U.S. Wholesale segment.

U.S. Wholesale segment profits decreased by $13,059, or 17.0%, from fiscal 2003 to fiscal 2004. As a percentage of segment revenue, U.S. Wholesale segment profits were 6.6% and 6.9% for fiscal years 2004 and 2003, respectively. The decrease in profits is mainly attributable to the decline in net revenue, offset, in part, by lower operating expenses as a result of cost savings plans implemented at the beginning of fiscal 2004.

International Wholesale Segment

International Wholesale segment net revenue increased by $121,097, or 39.2%, from fiscal 2003 to fiscal 2004. Within the segment, net revenue by component was as follows:

	Fiscal Year Ended March 31,		Change
	2004	2003
Menswear	$228,416	$173,754	$54,662
Womenswear	147,504	97,876	49,628
Childrenswear	53,817	37,010	16,807

	$429,737	$308,640	$121,097

Net revenue increased due to higher average unit prices, higher volume and higher exchange rates during fiscal 2004 as compared to the prior year (as noted above). Higher average unit prices and higher volume each accounted for approximately 50% of the increased revenue, with the unit prices being favorably impacted by the higher exchange rates and a higher proportion of regular price sales.

International Wholesale segment profits increased by $28,300, or 67.4%, from fiscal 2003 to fiscal 2004. As a percentage of segment revenue, International Wholesale segment profits were 16.4% and 13.6% for fiscal years 2004 and 2003, respectively. Profits increased in fiscal 2004 due to the increase in net revenue, higher exchange rates and improved margins. The improved margins were a result of the higher proportion of regular price sales as noted above.

Retail Segment

Retail segment net revenue increased $20,645, or 5.1%, from fiscal 2003 to fiscal 2004. The increase was due to net revenue from stores opened since March 31, 2003, partially offset by the closing of 37 U.S. specialty stores between January and April 2003 and declining sales at existing stores in the Company’s U.S. outlet division during fiscal 2004. Retail stores opened since March 31, 2003 contributed net revenue of $41,439 during fiscal 2004, consisting of $20,671 of revenue in the U.S. and $20,768 of international revenue. Revenue generated from the 37 U.S. specialty retail stores that were closed amounted to $657 and $31,084 during fiscal 2004 and fiscal 2003, respectively. U.S. Retail stores operate on a fiscal calendar that ends on the Saturday closest to March 31st, and in fiscal 2004, this resulted in a 53rd week. The Company estimates that the extra week contributed approximately $4,900 to net revenue.

Retail segment profits increased $74,327, from fiscal 2003 to fiscal 2004. As a percentage of segment revenue, Retail segment profits were 5.5% and (12.6)% for fiscal years 2004 and 2003, respectively. In the U.S., operating profits and operating margin increased due to the fiscal 2003 charges incurred in the Company’s U.S. specialty retail division following the store closings mentioned above. Partially offsetting this increase was a decrease in operating profits in the U.S. outlet division resulting from higher markdowns experienced during fiscal 2004 as compared to fiscal 2003. Internationally, operating profits and operating margin decreased due to higher operating expenses in Europe and Canada as those divisions expanded the infrastructure of their retail businesses.

Licensing Segment

Licensing segment revenue decreased by $3,278, or 2.7%, from fiscal 2003 to fiscal 2004. The decrease in segment revenue was mainly due to a volume driven reduction in buying agency commissions from consolidated subsidiaries partially offset by higher royalties earned from third-party licensees. Higher royalties earned from third-party licensees, including the Company’s geographic license in Japan, licenses for tailored clothing and footwear in Europe and watches, partially offset by the loss of royalties associated with the men’s underwear business which was brought in-house on June 1, 2003. New products introduced under licenses entered into during fiscal 2004 and 2003 contributed a de minimus amount of revenue during those years.

Licensing segment profits increased by $11,581, or 14.3%, and segment profit percentage increased from fiscal 2003 to fiscal 2004 resulting from the $11,000 litigation settlement noted above, reduced operating expenses at the Company’s Far East buying offices and the increase in royalty revenue, partially offset by a reduction in buying office commissions from consolidated subsidiaries.

Forward Outlook

The Company expects consolidated revenue for fiscal 2006 to decrease in the mid to high single digit percentage range compared to fiscal 2005 caused by order reductions among U.S. department stores and a decline in the value of the Euro against the U.S. dollar.

The Company expects International wholesale revenue to increase in fiscal 2006 in the high single digit percentage range from $525,085 in fiscal 2005 led by growth in Europe’s wholesale revenue in the mid teen percentage range in local currency. The Company believes it has opportunities for continued growth within its major European markets, as well as opportunities for increasing market share in regions where it is underrepresented relative to its competitors, including Scandinavia, Italy, and France. In April 2005, the Company acquired its Italian distributor, and plans to invest in the Italian market for future growth.

Retail revenue is expected to grow in the mid teen percentage range in fiscal 2006 from $500,627 in fiscal 2005, primarily due to revenue from new store openings in Europe, Canada and the United States. The Company anticipates operating approximately 171 outlet stores and approximately 56 specialty stores worldwide by March 31, 2006, a projected increase of 27 stores from March 31, 2005. The Company’s revenue assumptions include a continuation of recent positive comparable store sales trends, along with the introduction, beginning in Spring 2006, of several new test store concepts, including four H Hilfiger retail stores.

The Company expects U.S. Wholesale revenue to decline in fiscal 2006 by approximately 35% from $679,590 in fiscal 2005, in part due to the closing of its Young Men’s Jeans and Wholesale H Hilfiger businesses in January 2005. The H Hilfiger business has been repositioned from the wholesale channel to the retail channel, with plans to open 4 additional stores by February 2006. Excluding Young Men’s Jeans and the Wholesale H Hilfiger businesses, the Company expects an overall decrease in its continuing U.S. men’s, women’s and children’s businesses in the high-twenty percent range.

Licensing segment revenue in fiscal 2006 is expected to be generally comparable to fiscal 2005, at $74,150 with higher international royalties and commissions, particularly from Japan and elsewhere in Asia, offset by lower royalty income from U.S. licenses.

As the mix of the Company’s business shifts toward a higher concentration of International Wholesale and Retail business, both gross profit and selling, general and administrative expenses as a percentage of sales are expected to rise. Anticipated expenses for fiscal 2006 also include costs to support the development of its H Hilfiger retail concept, the Karl Lagerfeld brand in the United States, and its E-commerce initiative and take into account the cost savings related to the U.S. Wholesale restructuring as discussed under subsequent events.

Taking these factors into account, the Company believes operating income will be in the high single digit percentage range of revenue for fiscal 2006, compared to 6.3% in fiscal 2005.

The Company projects pretax income to increase by approximately 35% in fiscal 2006 compared to its fiscal 2005 pretax results. The Company’s outlook does not include the effect of expensing stock options. The Company will implement the new accounting rules related to stock options as required in fiscal 2007.

The Company’s estimated effective tax rate for fiscal 2006 is expected to be approximately 28% as compared to approximately 4% in fiscal 2005. The reasons for the variance are discussed in Items Affecting Comparability. The Company’s expected effective tax rate for fiscal 2006 is below the U.S. statutory tax rate, principally because of lower tax rates applicable to the Company’s earnings in certain countries outside the U.S., such as in the Netherlands, where the Company enjoys a favorable tax ruling through March 31, 2007.

The Company believes that net income for fiscal 2006 will be comparable to or slightly higher than that of fiscal 2005.

Capital expenditures for fiscal 2006 are anticipated to be approximately $90,000 to support the Company’s worldwide retail expansion, additional and renovated in-store shops and fixtured areas, and operating facilities. The retail expansion contemplates the opening of approximately 27 new retail stores, including four H Hilfiger stores, as well as new specialty stores in various European markets.

Liquidity and Capital Resources

Cash provided by operations continues to be the Company’s primary source of funds to finance operating needs, capital expenditures and debt service. Capital expenditures primarily relate to construction of additional retail stores and maintenance or selective expansion of the Company’s in-store shop and fixtured area program, as well as improvements in facilities and information systems. The Company’s sources of liquidity are cash and cash equivalents on hand, short-term investments and cash from operations.

The Company’s cash and cash equivalents balance increased from $414,548 at March 31, 2004 to $480,987 at March 31, 2005. In fiscal 2005, the Company generated net cash from operating activities of $209,479, consisting of $112,401 of net income adjusted for non-cash items, and $97,078 of cash provided primarily by changes in working capital. Decreases in accounts receivable and inventory are reflective of lower revenue in fiscal 2005, while an increase in accrued expenses results from legal and tax accruals resulting from the USAO investigation and other tax matters as noted previously. Payment of approximately $27,000 for these accruals were made in the second quarter of fiscal 2006. During fiscal 2005, cash used in investing activities related to capital expenditures of $89,099, which were made principally in support of the expansion of the European business, relocation of U.S. offices and the opening of additional U.S. retail stores. In addition, the Company paid $35,996 for acquisitions (see Note 3 to the consolidated financial statements included in this Form 10-K), and $13,117 for the purchase of short-term investments. During fiscal 2005, cash used in financing activities primarily related to the repayment of $7,530 principal amount of the 2008 Notes and the repayment of the short-term borrowings under TH Europe’s credit facility, offset by proceeds from the issuance of Ordinary Shares under the Company’s employee stock option program. Foreign exchange variances had the effect of decreasing cash by $1,641. A more detailed analysis of the changes in cash and cash equivalents is presented in the Consolidated Statements of Cash Flows.

As of March 31, 2005, the Company’s principal debt facilities consisted of $192,325 of the 2008 Notes, $150,000 principal amount of 9% Senior Bonds due December 1, 2031 (the “2031 Bonds”) and a $300,000 revolving credit facility (the “Credit Facility”). The 2008 Notes and the 2031 Bonds (collectively, the “Notes”) were issued by TH USA and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

The Credit Facility, as of March 31, 2005, which was guaranteed by THC, consisted of an unsecured $300,000 TH USA three-year revolving credit facility, which would have expired on July 1, 2005, of which up to $175,000 could have been used for direct borrowings. The Credit Facility was available for letters of credit, working capital and other general corporate purposes. As of March 31, 2005, there were no direct borrowings outstanding under the Credit Facility and $51,198 of the available borrowings under the Credit Facility had been used to open letters of credit, including $20,336 for inventory that had been purchased, that is included in current liabilities and $30,862 related to commitments to purchase inventory.

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

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $170,898 at March 31, 2005, for working capital or trade financing purposes. As of March 31, 2005, $10,633 of available borrowings under these facilities had been used to open letters of credit, including $3,196 for inventory purchased that is included in current liabilities and $7,437 related to commitments to purchase inventory. There were no short-term borrowings as of March 31, 2005 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.33% for the fiscal year ended, March 31, 2005.

The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay long-term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks. No interest rate hedging contracts were in place as of March 31, 2005.

The Company intends to fund its cash requirements for current operations for fiscal 2006 and the foreseeable future from available cash balances and internally generated funds. The Company believes that these resources will be sufficient to fund its cash requirements for such periods. The Company intends to seek an alternate financing facility before the end of fiscal 2006.

As of March 31, 2005, the Company’s contractual cash obligations by future period were as follows:

	Payments Due
	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
Operating leases	$59,722	$102,910	$82,299	$199,283	$444,214
Inventory purchase commitments	304,182	—	—	—	304,182
Interest Payments	26,684	53,368	33,593	293,625	407,270
Debt repayments	359	366	192,385	151,236	344,346

Total	$390,947	$156,644	$308,277	$644,144	$1,500,012

Interest payments are calculated based upon the applicable fixed interest rates for the outstanding notes.

There were no significant committed capital expenditures at March 31, 2005. The Company expects fiscal 2006 capital expenditures to approximate $90,000, primarily for further investment in European expansion, new retail stores and corporate facilities.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements within the meaning of SEC Regulation S-K Item 303(a)(4).

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Significant accounting policies employed by the Company, including the use of estimates, are presented in Note 1 to the Consolidated Financial Statements included in Item 8.

Critical accounting estimates are those that require management to make assumptions that are uncertain at the time and where different estimates that management reasonably could have used, or changes in the accounting estimates that are reasonably likely to occur from period to period, would have a material impact on the Company’s financial position, results of operations, or cash flows. The Company’s most critical accounting estimates relate to the following: adjustments to revenue, accounts receivable, inventories, income taxes and goodwill, other intangibles and long-lived assets as discussed below. Because of the uncertainty inherent in these critical estimates, actual results could differ from such estimates and such differences could be material.

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

Accounts Receivable

In the normal course of business, the Company grants credit directly to certain retailers. Accounts receivable are recorded net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based upon an analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of economic conditions.

Inventories

Inventories are valued at the lower of cost (weighted average method) or market. Substantially all inventories are comprised of finished goods. The Company continually evaluates its inventories by assessing slow moving current product as well as prior seasons’ inventory. The market value of non-current inventory is estimated based on historical sales results for this category of inventory of the Company’s individual product lines, the impact of market trends, an evaluation of economic conditions and the pricing of current orders relating to the future sales of this type of inventory. The Company’s historical estimates of these amounts have not differed materially from actual results.

Income Taxes

The Company has recorded its provision for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates that are anticipated to be in effect at the time such differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company evaluates the probability of realizing its deferred tax assets on an ongoing basis. This evaluation includes estimating the Company’s future taxable income in each of the taxing jurisdictions in which the Company operates as well as the feasibility of tax planning strategies. The Company is required to provide a valuation allowance if it is determined to be more likely than not that the Company will not be able to realize certain of its deferred tax assets. For certain of the Company’s deferred tax assets, the Company had previously determined that it was not more likely than not that these assets will be realized and recorded the appropriate valuation allowance. Should the Company determine that it is more likely than not that it will realize certain of its deferred tax assets in the future, an adjustment would be recorded to reduce the existing valuation allowance and increase income. Conversely, if the Company should determine that an adjustment to increase the valuation allowance is required, such an adjustment would be charged to income tax expense in the period such conclusion was reached.

During 2005, the Company determined that more likely than not, it would be able to realize certain of its deferred tax assets. Accordingly, the previously established valuation reserves were reversed for these assets.

The Company does not record a provision for U.S. income taxes on those undistributed earnings of Tommy Hilfiger Canada, Inc. that it does not expect to repatriate in the foreseeable future.

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

Before adopting the provisions of SFAS 142, the Company amortized goodwill on a straight-line basis over its estimated useful life. Beginning in fiscal 2003, consistent with the requirements of SFAS 142, the Company no longer amortizes goodwill. The Company reviews goodwill annually for potential impairment. In addition, trademarks that have been deemed to have indefinite lives are reviewed at least annually for potential value impairment.

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of other long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that carrying value exceeds fair value.

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

Exchange Rates

The Company received United States dollars for approximately 60% of its product sales during fiscal 2005. Substantially all inventory purchases from contract manufacturers throughout the world are also denominated in United States dollars; however, purchase prices for the Company’s products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company’s cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company’s cost of goods purchased; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

The Company does, however, seek to protect against adverse movements in currency exchange rates which might affect certain firm commitments or transactions. These include the purchase of inventory, capital expenditures, collection of foreign royalty payments and certain intercompany commitments. The Company enters into forward contracts, generally with maturities up to 15 months, to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. At March 31, 2005, the Company had contracts to exchange foreign currencies, principally, the Euro and the Canadian dollar, having a total notional amount of $84,000. No significant gain or loss was inherent in such contracts at March 31, 2005. Gains or losses on such forward contracts are recognized in other comprehensive income on a mark-to-market basis and, ultimately, in earnings at the time the transaction underlying the hedge is completed or recognized in earnings. While a hypothetical 10% adverse change in all of the relevant exchange rates would potentially cause a decrease in the fair value of the contracts of approximately $8,548, the Company would experience an offsetting benefit in the underlying transactions.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statements No. 123R, “Share-Based Payment” (“FAS 123R”), an amendment of FASB Statements No. 123 and 95. Under FAS 123R, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. This statement is effective for interim periods beginning after June 15, 2005. The SEC has delayed the implementation date to fiscal years beginning on or after June 15, 2005. The Company anticipates adopting the provisions of FAS 123R beginning April 1, 2006. The impact as to future periods has not been assessed at this time.

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

Subsequent Events

Purchase of Italian Distributor

Tommy Hilfiger Europe B.V., has acquired the rights to full distribution and management of the Tommy Hilfiger brand and products in Italy. The transaction includes the purchase of these rights from the existing unrelated distributor, Fincom SPA, and marks a transition whereby the Company will directly own and operate all Tommy Hilfiger business in Italy. The Company plans to expand the business in Italy through its International Wholesale and Retail segments. This opportunity provides the Company with greater direct control and impact over all areas of the business in Italy, including operations, sales and marketing. The transaction closed in April 2005 with a purchase price of approximately $22,000.

New Credit Facility

As more fully described in Liquidity and Capital Resources, on April 20, 2005, the company terminated its existing credit facility, and entered into a new $150,000 cash-collateralized, 364-day, letter of credit facility to be used for normal trade financing and other general purposes. The Company intends to seek an alternate facility before the end of fiscal 2006.

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

Amended Tax Returns

As more fully described in Note 11 to the consolidated financial statements, on August 22, 2005, the Company filed amended U.S. Federal income tax returns for fiscal years 2001 through 2004, as required in connection with the resolution of the USAO investigation. Included with the amended returns was payment of $18,100 for additional taxes and related interest.

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

U.S. Wholesale Restructuring

During October 2005, the Company completed a review of its U.S. Wholesale organization and determined that actions were required to streamline the structure and more effectively support the current level of business. On October 6, 2005, the Company announced a series of actions to accomplish these goals. In order to achieve operating efficiencies, the Company terminated 135 employees. These actions are expected to result in a pretax charge to earnings in the third quarter of fiscal 2006 of approximately $5,000 primarily related to severance payments to the affected employees. This streamlining along with associated expense reductions is expected to result in annual cost savings beginning in the fourth quarter of fiscal 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the sections entitled “Liquidity and Capital Resources” and “Exchange Rates” in Item 7, which sections are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

I NDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Tommy Hilfiger Corporation is responsible for the preparation, objectivity and integrity of the consolidated financial statements and other information contained in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include some amounts that are based on management’s informed judgments and best estimates.

PricewaterhouseCoopers, LLP, an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and has expressed herein their unqualified opinion on those financial statements.

The Audit Committee of the Board of Directors, which oversees all of the Company’s financial reporting process on behalf of the Board of Directors, consists solely of independent directors, meets with the independent registered accountants, internal auditors and management periodically to review their respective activities and the discharge of their respective responsibilities. Both the independent registered accountants and the internal auditors have unrestricted access to the Audit Committee, with or without management, to discuss the scope and results of their audits and any recommendations regarding the system of internal controls.

/s/ DAVID F. DYER	/s/ JOSEPH SCIROCCO
David F. Dyer Chief Executive Officer and President (principal executive officer)	Joseph Scirocco Executive Vice President and Chief Financial Officer (principal financial officer)

R eport of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Tommy Hilfiger Corporation:

We have completed an integrated audit of Tommy Hilfiger Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Tommy Hilfiger Corporation and its subsidiaries (the “Company”) at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financials statements the 2004 and 2003 consolidated financial statements have been restated.

As discussed in Note 7 to the consolidated financial statements, effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Tommy Hilfiger Corporation did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of the Company not maintaining effective controls over the accounting for income taxes, including the determination and reporting of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of March 31, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the determination and reporting of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have adequate personnel to enable the Company to properly consider and apply generally accepted accounting principles for taxes, ensure that the rationale for certain tax positions was adequately documented and appropriately communicated and ensure that effective oversight of the work performed by its outside tax advisors was exercised. Additionally, the Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and the related deferred income taxes, and income taxes payable, including monitoring the differences between the tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred tax balances. Furthermore, the Company did not have effective controls to identify, evaluate and accurately record provisions for profits tax in Hong Kong. This control deficiency resulted in the restatement of the annual consolidated financial statements for 2004 and 2003, the interim consolidated financial statements for the first quarter of 2005 and all quarters in 2004, as well as audit adjustments to the 2005 consolidated financial statements. Additionally, this control deficiency could result in the misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Tommy Hilfiger Corporation did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, Tommy Hilfiger Corporation has not maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

New York, New York

November 18, 2005

T OMMY HILFIGER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Fiscal Year Ended March 31,
	2005	2004	2003
		(As Restated, See Note 2)	(As Restated, See Note 2)
Net revenue	$1,780,770	$1,876,897	$1,889,055
Cost of goods sold	957,264	1,012,156	1,058,356

Gross profit	823,506	864,741	830,699

Depreciation and amortization	79,679	86,304	144,447
Goodwill impairment	—	—	150,612
Other selling, general and administrative expenses	631,627	580,370	567,138

Total operating expenses	711,306	666,674	862,197

Income (loss) from operations	112,200	198,067	(31,498)
Interest and other expense	29,753	31,902	47,124
Interest income	7,138	3,577	6,717

Income (loss) before income taxes and cumulative effect of change in accounting principle	89,585	169,742	(71,905)
Provision for income taxes	3,934	38,922	16,857

Income (loss) before cumulative effect of change in accounting principle	85,651	130,820	(88,762)
Cumulative effect of change in accounting principle	—	—	(430,026)

Net income (loss)	$85,651	$130,820	$(518,788)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle per share	$0.93	$1.44	$(0.98)

Cumulative effect of change in accounting principle per share	$—	$—	$(4.76)

Net income (loss) per share	$0.93	$1.44	$(5.74)

Weighted average shares outstanding	91,683	90,692	90,387

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle per share	$0.93	$1.43	$(0.98)

Cumulative effect of change in accounting principle per share	$—	$—	$(4.76)

Net income (loss) per share	$0.93	$1.43	$(5.74)

Weighted average shares and share equivalents outstanding	92,265	91,329	90,387

See Accompanying Notes to Consolidated Financial Statements.

TOMMY HILFIGER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,
	2005	2004
		(As Restated, See Note 2)
Assets
Current assets
Cash and cash equivalents	$480,987	$414,548
Short-term investments	40,650	27,533
Accounts receivable, less allowances of $2,768 and $2,329, respectively	153,925	193,172
Inventories	203,261	207,302
Deferred tax assets	47,193	39,109
Other current assets	38,029	34,270

Total current assets	964,045	915,934

Property and equipment, at cost, net of accumulated depreciation and amortization	250,072	241,677
Intangible assets, subject to amortization	24,419	7,749
Intangible assets, not subject to amortization	643,888	634,920
Goodwill	264,499	238,148
Other assets	11,136	9,486

Total Assets	$2,158,059	$2,047,914

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$359	$738
Accounts payable	41,266	32,718
Accrued expenses and other current liabilities	261,444	233,273

Total current liabilities	303,069	266,729

Long-term debt	343,987	351,474
Deferred tax liability	166,489	205,675
Other liabilities	20,245	16,865
Commitments and contingencies (Notes 10 and 11)
Shareholders’ equity
Preference Shares, $.01 par value-shares authorized 5,000,000; none issued	—	—
Ordinary Shares, $.01 par value-shares authorized 150,000,000; issued 98,054,261 and 97,499,276, respectively	981	975
Capital in excess of par value	621,774	615,691
Retained earnings	641,709	556,058
Accumulated other comprehensive income	121,036	95,678
Treasury shares, at cost: 6,192,600 Ordinary Shares	(61,231)	(61,231)

Total Shareholders’ equity	1,324,269	1,207,171

Total Liabilities and Shareholders’ Equity	$2,158,059	$2,047,914

See Accompanying Notes to Consolidated Financial Statements.

TOMMY HILFIGER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended March 31,
	2005	2004	2003
		(As Restated, See Note 2)	(As Restated, See Note 2)
Cash flows from operating activities
Net income (loss)	$85,651	$130,820	$(518,788)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	80,631	87,437	145,218
Deferred taxes	(53,881)	(1,411)	(2,745)
Cumulative effect of change in accounting principle	—	—	430,026
Goodwill impairment	—	—	150,612
Changes in operating assets and liabilities
Decrease (increase) in assets
Accounts receivable	45,920	6,802	53,086
Inventories	14,299	32,076	(33,872)
Other assets	(3,663)	(1,669)	(4,153)
Increase (decrease) in liabilities
Accounts payable	(3,924)	(22,200)	10,698
Accrued expenses and other liabilities	44,446	12,992	(2,903)

Net cash provided by operating activities	209,479	244,847	227,179

Cash flows from investing activities
Purchases of property and equipment	(89,099)	(60,796)	(72,571)
Purchases of short-term investments, net	(13,117)	(27,596)	—
Acquisition of businesses, net of cash acquired	(35,996)	—	—

Net cash used in investing activities	(138,212)	(88,392)	(72,571)

Cash flows from financing activities
Payments on long-term debt	(8,289)	(152,184)	(74,341)
Proceeds from the exercise of stock options	5,102	8,190	7,177
Short-term bank borrowings (repayments), net	—	(20,894)	(53,910)

Net cash used in financing activities	(3,187)	(164,888)	(121,074)

Effect of exchange rates on cash	(1,641)	2,155	45

Net (decrease) increase in cash	66,439	(6,278)	33,579

Cash and cash equivalents, beginning of period	414,548	420,826	387,247

Cash and cash equivalents, end of period	$480,987	$414,548	$420,826

See Accompanying Notes to Consolidated Financial Statements.

TOMMY HILFIGER CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollar amounts in thousands)

	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Treasury shares	Total shareholders’ equity
	Outstanding (1)	Amount
Balance, March 31, 2002 (as previously reported)	89,838,567	$960	$598,527	$956,776	$2,430	$(61,231)	$1,497,462
Prior period adjustments (See Note 2)	—	—	—	(12,750)	—	—	(12,750)

Balance, March 31, 2002 (as restated, see Note 2)	89,838,567	960	598,527	944,026	2,430	(61,231)	1,484,712
Net income (loss)	—	—	—	(518,788)	—	—	(518,788)
Foreign currency translation	—	—	—	—	52,453	—	52,453
Change in fair value of hedging instruments	—	—	—	—	(1,252)	—	(1,252)
Exercise of stock options	740,145	8	7,169	—	—	—	7,177
Tax benefits from exercise of stock options	—	—	1,140	—	—	—	1,140

Balance, March 31, 2003 (as restated, see Note 2)	90,578,712	968	606,836	425,238	53,631	(61,231)	1,025,442
Net income	—	—	—	130,820	—	—	130,820
Foreign currency translation	—	—	—	—	41,171	—	41,171
Change in fair value of hedging instruments	—	—	—	—	876	—	876
Exercise of stock options	727,964	7	8,183	—	—	—	8,190
Tax benefits from exercise of stock options	—	—	672	—	—	—	672

Balance, March 31, 2004 (as restated, see Note 2)	91,306,676	975	615,691	556,058	95,678	(61,231)	1,207,171
Net income	—	—	—	85,651	—	—	85,651
Foreign currency translation	—	—	—	—	25,125	—	25,125
Change in fair value of hedging instruments	—	—	—	—	233	—	233
Amortization of deferred compensation costs	—	—	66	—	—	—	66
Exercise of stock options	554,985	6	5,096	—	—	—	5,102
Tax benefits from exercise of stock options	—	—	921	—	—	—	921

Balance, March 31, 2005	91,861,661	$981	$621,774	$641,709	$121,036	$(61,231)	$1,324,269

(1)	Net of Treasury shares

Comprehensive income consists of net income (loss), foreign currency translation and unrealized gains and losses on hedging instruments and totaled $111,009, $172,867 and $(467,587) in fiscal 2005, 2004 and 2003, respectively. The cumulative translation adjustment was $121,107, $95,982, $54,811 and $2,358 at March 31, 2005, 2004, 2003 and 2002 respectively. The net fair value adjustment of hedging instruments was $(71), $(304) $(1,180), and $72 at March 31, 2005, 2004, 2003 and 2002 respectively.

See Accompanying Notes to Consolidated Financial Statements.

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts)

Note 1—Summary of Significant Accounting Policies

(a) Basis of Consolidation

The consolidated financial statements include the accounts of Tommy Hilfiger Corporation (“THC” or the “Company”; unless the context indicates otherwise, all references to the “Company” include THC and its subsidiaries) and all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. All references to years relate to the fiscal year ended March 31, of such year.

(b) Organization and Business

THC, through its subsidiaries, designs, sources and markets men’s and women’s sportswear and activewear, jeanswear and childrenswear under the Tommy Hilfiger and Karl Lagerfeld trademarks. Through a range of strategic licensing agreements, the Company also offers a broad array of related apparel, accessories, footwear, fragrance and home furnishings. The Company’s products can be found in leading department and specialty stores throughout the United States, Canada, Europe, Mexico, Central and South America, Japan, Hong Kong and other countries in the Far East, as well as the Company’s own network of specialty and outlet stores in the United States, Canada and Europe. THC was incorporated as an International Business Company in the British Virgin Islands (the “BVI”) in 1992 and is also registered and licensed as an external International Business Company in Barbados.

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

(e) Inventories

Inventories are valued at the lower of cost (weighted average method) or market. Substantially all inventories are comprised of finished goods. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is determined based on applicable historical sales trends, the impact of market trends and economic conditions. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs have not differed materially from actual results.

(f) Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets: furniture and fixtures—five years; buildings—twenty-five years;

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

machinery and equipment—three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the terms of the leases or the estimated useful lives of the assets. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred. The Company’s share of the cost of constructing in-store shop displays, which is paid directly to third-party suppliers, is capitalized and included in furniture and fixtures and amortized in other selling, general and administrative expenses using the straight-line method over their estimated useful lives.

(g) Intangible Assets

Intangible assets are comprised principally of goodwill and other intangibles of $264,499 and $668,307, as of March 31, 2005 respectively. The principal intangible assets are acquired trademark rights associated with the acquisitions of Pepe Jeans USA, Inc., Tommy Hilfiger Canada Inc., Tommy Hilfiger Europe B.V. (“TH Europe”) and Karl Lagerfeld.

Intangible assets subject to amortization are amortized on a straight line basis over their estimated useful lives ranging from one to forty years.

On at least an annual basis, the Company evaluates goodwill and indefinite-lived intangibles, for possible impairment, under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) using fair value techniques and market comparables. Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

(h) Amortizable Long-Lived Assets

The Company monitors conditions that may affect the carrying value of its amortizable long-lived assets when events and circumstances indicate that the carrying value of these assets may be impaired. The Company determines impairment based on the asset’s ability to generate cash flow greater than the carrying value of the asset, using undiscounted cash flows. If projected undiscounted cash flows are less than the carrying value of the asset, the asset is adjusted to its fair value.

(i) Income Taxes

The Company has recorded its provision for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company does not record a provision for U.S. income taxes on those undistributed earnings of Tommy Hilfiger Canada, Inc. that it does not expect to repatriate in the foreseeable future.

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

(j) Earnings Per Share and Authorized Shares

Basic earnings per share were computed by dividing net income by the weighted average number of the Company’s Ordinary Shares, par value $0.01 per share (the “Ordinary Shares”), outstanding during the respective period. Diluted earnings per share reflect the potentially dilutive effect of Ordinary Shares issuable under the Company’s stock option plans. Diluted earnings per share have been computed by dividing net income by the weighted average number of Ordinary Shares outstanding plus the incremental shares (common equivalent share) that would have been outstanding assuming the exercise of stock options, using the treasury stock method.

A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

	Fiscal Year Ended March 31,
	2005	2004	2003
Weighted average shares outstanding	91,683,000	90,692,000	90,387,000
Net effect of dilutive stock options based on the treasury stock method using average market price	582,000	637,000	—

Weighted average shares and common equivalent shares outstanding	92,265,000	91,329,000	90,387,000

Options to purchase 5,453,407 and 3,538,125 shares at March 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company’s Ordinary Shares. No dilutive effect was calculated for Fiscal 2003 as the Company had a net loss for that year.

(k) Revenue Recognition

Net revenue from wholesale product sales is recognized upon the transfer of title and risk of ownership to customers. Revenue is recorded net of discounts, as well as provisions for estimated returns, allowances and doubtful accounts. Retail store revenue is recognized at the time of sale. U.S. Retail stores operate on a fiscal calendar that ends on the Saturday nearest to March 31st. In fiscal 2004, this resulted in a 53rd week of revenue. Licensing royalties and buying agency fees are recognized as earned.

On a seasonal basis, the Company negotiates price adjustments with its wholesale customers as sales incentives or to partially reimburse them for the cost of certain promotions. The Company estimates the cost of such adjustments on an ongoing basis considering historical trends, projected seasonal results and an evaluation of current economic conditions. These costs are recorded as a reduction to net revenue.

Net wholesale revenue from major customers as a percentage of consolidated net revenue was as follows:

	Fiscal Year Ended March 31,
	2005	2004	2003
Federated Dept. Stores	9%	9%	10%
Dillard’s Dept. Stores	6%	10%	13%
May Dept. Stores	6%	8%	10%

(l) Costs of Goods Sold and Selling, General and Administrative Expenses

The Company includes in cost of goods sold all costs and expenses related to obtaining merchandise incurred prior to the receipt of finished goods at the Company’s distribution facilities. These costs include, but

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

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

(m) Foreign Currency Translation

The consolidated financial statements of the Company are prepared in United States dollars as this is the currency of the primary economic environment in which the Company operates, and the majority of its revenue is received and expenses are disbursed in United States dollars. Adjustments resulting from translating the financial statements of those non-United States subsidiaries which do not use the United States dollar as their functional currency are recorded in shareholders’ equity as a component of other comprehensive income.

(n) Advertising Costs

Advertising costs are charged to operations when incurred and totaled $34,070, $49,065 and $43,513 during the years ended March 31, 2005, 2004 and 2003, respectively. Also, included in other current assets is $411 and $196 of prepaid advertising costs at March 31, 2005 and 2004, respectively.

The Company has no long-term commitments for advertising. On a seasonal basis, the Company makes certain arrangements with retailers to share the cost of specified advertising programs. The Company classifies such costs in selling, general and administrative expenses.

(o) Shipping and Handling Costs

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its consolidated statements of operations. Shipping and handling costs approximated $45,372, $49,268 and $53,532 for the years ended March 31, 2005, 2004 and 2003, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimus.

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

(q) Segments and Foreign Operations

The Company’s operations are reported on the basis of four segments: U.S. Wholesale, International Wholesale, Retail, and Licensing, as further discussed in Note 12. Business components not aggregated in these four segments are reported as “Other”.

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Substantially all of the Company’s net revenue and income from operations as well as identifiable assets constitute foreign operations in that THC is incorporated in the BVI.

(r) Stock Compensation

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

At March 31, 2005 the Company had four stock-based employee compensation plans, which are described more fully in Note 15. No stock option expense is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Issuances of restricted stock are measured at their fair market value on the date of grant and are initially recorded as a charge to deferred compensation costs (a component of Stockholders’ equity), with a corresponding credit to Additional paid in capital. Restricted stock is amortized into income over its vesting period.

For purposes of applying the disclosure provisions of SFAS 123 to stock option employee compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: volatility of 50%, 59% and 65%; risk free interest rate of 3.0%, 2.0% and 2.7%; expected life of 3.0 years, 3.0 years and 2.7 years; and no future dividends. The estimated fair value of each grant is amortized on a straight-line basis over its vesting period. Forfeitures are credited on an as-incurred basis. The weighted average fair value per share of options granted was estimated at $4.63 in 2005, $4.08 in 2004 and $4.67 in 2003.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock option employee compensation.

	Fiscal Year Ended March 31,
	2005	2004	2003
Net income (loss), as reported	$85,651	$130,820	$(518,788)

Deduct: Total stock option employee compensation expense determined under the fair value method for all awards, net of related tax effects	(6,809)	(5,263)	(8,187)

Pro forma net income (loss)	$78,842	$125,557	$(526,925)

Earnings (loss) per share:
Basic—as reported	$0.93	$1.44	$(5.74)
Basic—pro forma	$0.86	$1.38	$(5.83)
Diluted—as reported	$0.93	$1.43	$(5.74)
Diluted—pro forma	$0.85	$1.37	$(5.83)

(s) Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statements No. 123R, “Share-Based Payment” (“FAS 123R”), an amendment of FASB Statements No. 123 and 95. Under FAS 123R, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. This statement is effective for interim periods beginning

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

after June 15, 2005. The SEC has delayed the implementation date to fiscal years beginning on or after June 15, 2005. The Company anticipates adopting the provisions of FAS 123R beginning April 1, 2006. The impact as to future periods has not been assessed at this time.

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

(t) Reclassification

Amounts previously reported as Special Items have been reclassified to conform to the current year presentation.

Note 2—Restatement of Previously Issued Financial Statements

The Company has restated its prior year financial statements to correct its accounting for certain tax, lease accounting and other items as detailed below. The net impact of all of these adjustments is a $1,332 decrease to fiscal 2004 net income, a $5,183 increase to fiscal 2003 net loss, and a $12,750 reduction to the March 31, 2002 retained earnings.

Tax Items

In connection with responding to the United States Attorney’s Office for the Southern District of New York (“USAO”) investigation (see Note 10), the Company performed a comprehensive review of its income tax accounting. This review, which was done under the direction of a Special Committee of the Board of Directors, identified certain questions about Hong Kong tax matters. In May 2005, the Company initiated discussions with the Hong Kong Inland Revenue Department (“IRD”) in an effort to resolve any issues concerning whether its wholly-owned subsidiary, Tommy Hilfiger (Eastern Hemisphere) Limited (“THEH”) is subject to profits tax in Hong Kong, and if so, the portion of THEH’s income that is subject to that tax. The Company now believes that its previously issued financial statements should have contained provisions for profits tax in Hong Kong and has restated its financial statements by recording additional income tax provisions of $3,660 and $3,651 in fiscal 2004 and 2003, respectively, and a decrease to the March 31, 2002 retained earnings of $9,333.

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

During fiscal 2003, the State of New Jersey instituted an Alternative Minimum Assessment (“AMA”). The Company included the AMA in its provisions for income taxes, and began to make related tax payments to the state. In December 2004, the Company determined that the AMA was not properly applied and that the Company’s obligations for AMA were less than previously recorded. The Company has since discussed the matter with the State of New Jersey to validate its understanding of the law along with its application and has filed for refunds of the amounts previously paid. The Company has corrected its financial statements by reversing the related income tax provisions of $2,925 and $3,355 in fiscal 2004 and 2003, respectively.

In addition, the Company has corrected its income tax provisions for certain intercompany expense allocations and certain other tax matters by recording additional income tax provisions of $222 and $3,368 in fiscal 2004 and 2003, respectively, and a $10,011 reduction to retained earnings as of March 31, 2002.

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

In periods prior to the second quarter of fiscal 2005, the Company had recorded straight-line rent expense for certain store operating leases beginning with the commencement date of store operations rather than the lease commencement date. Rent expense was not consistently recognized during rent holidays, occupancy periods before the store openings, or certain leasehold build-out periods. As a result of correcting its policy, the Company has adjusted its financial statements by increasing rent expense with a corresponding reduction in operating income, by $2,028 and $1,110 in fiscal 2004 and fiscal 2003, respectively, a $1,742 and $912 decrease to net income for fiscal 2004 and 2003, respectively, and a decrease to retained earnings at March 31, 2002 of $1,006.

Previously, the Company had recorded tenant allowances (amounts received from a landlord to fund leasehold improvements) as a reduction of property and equipment. These amounts should have been recorded as a deferred lease incentive liability. The amortization of these landlord incentives was originally recorded as a reduction in depreciation expense rather than as a reduction of rent expense. In addition, the statements of cash flow had originally reflected these incentives as a reduction of capital expenditures within cash flows from investing activities rather than as cash flows from operating activities. While these adjustments have no effect on pretax or net income, the Company has corrected its income statement classification of these expenses by decreasing rent expense, with a corresponding increase to depreciation expense of $3,706 and $4,059 in fiscal 2004 and fiscal 2003, respectively. The balance sheet as of March 31, 2004, has been adjusted to cumulatively reflect all related prior year activity as increases to Property and equipment, at cost, net of accumulated depreciation and amortization, and a corresponding increase to Accrued expenses (deferred lease incentive liabilities) of $8,657. The statements of cash flows have been adjusted to reflect increases to Purchases of property and equipment of $4,246 and $1,872 in fiscal 2004 and fiscal 2003, respectively, increases to depreciation and amortization of $3,706 and $4,059, in fiscal 2004 and fiscal 2003, respectively, and an increase (decrease) to Accrued expenses and other liabilities of $540 and ($2,187) in fiscal 2004 and fiscal 2003, respectively.

The Company has also reviewed the accounting for its participation in the design and construction of one of its retail stores during fiscal 2002. Under the guidance of EITF 97-10, “The Effect of Lessee Involvement in Asset Construction,” the Company has concluded that its historical accounting did not fully reflect its

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

participation in the construction of that store, which should have included additional construction costs of $1,500 with offsetting imputed debt. As a result of adjusting the original cost and related imputed debt, the Company has adjusted its financial statements by recording a decrease to rent expense of $476 and $479 in fiscal 2004 and fiscal 2003, respectively, an increase to interest expense of $146 and $148 in fiscal 2004 and 2003, respectively, an increase to net income of $203 and $158 in fiscal 2004 and 2003, respectively, and a $1,461 decrease to Retained earnings as of March 31, 2002. Additionally, in fiscal 2003, the Company recorded an asset impairment of its fixed assets related to this store. Accordingly, the remaining value attributable to this adjustment was likewise written off in fiscal 2003 resulting in a decrease of $1,456 and $850 to pretax and net income, respectively.

Other Items

The Company identified certain other accrued liabilities, allowances and inventory reserves that had accumulated over a period of years and that were in excess of amounts required at March 31, 2005. The Company has corrected its financial statements by increasing pretax income for fiscal 2004 by $1,843 and reducing pretax income for fiscal 2003 by $235. Net income was increased by $1,164 and $85 for fiscal 2004 and fiscal 2003, respectively. In addition, the Company increased its retained earnings as of March 31, 2002 by $9,061.

In addition, the Company has reclassified its cash flow activity to reflect the impact of foreign exchange rates on cash as a separate component of the consolidated statements of cash flows.

A summary of the impact of the restatements noted above on the Company’s consolidated balance sheets at March 31, 2004, and the consolidated statements of operations and cash flows for the fiscal years ended March 31, 2004 and 2003 follows:

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

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

	Fiscal Year Ended March 31, 2004
	As Previously Reported	Tax Matters	Lease Accounting Adjustments	Other Items	As Restated
Consolidated Statement of Operations
Net revenue	$1,875,797	$—	$—	$1,100	$1,876,897
Gross profit	863,641	—	—	1,100	864,741
Depreciation & amortization	76,307	—	3,706	6,291	86,304
Other selling, general and administrative expenses	583,502	—	(2,154)	(978)	580,370
Special items	6,056	—	—	(6,056)	—
Total operating expenses	665,865	—	1,552	(743)	666,674
Income (loss) from operations	197,776	—	(1,552)	1,843	198,067
Interest and other expense	31,756	—	146	—	31,902
Income (loss) before taxes	169,597	—	(1,698)	1,843	169,742
Provision for income taxes	37,445	957	(159)	679	38,922
Net income (loss)	132,152	(957)	(1,539)	1,164	130,820
Net income per share—diluted	1.45	(0.01)	(0.02)	0.01	1.43

	Fiscal Year Ended March 31, 2003
	As Previously Reported	Tax Matters	Lease Accounting Adjustments	Other Items	As Restated
Consolidated Statement of Operations
Net revenue	$1,888,055	$—	$—	$1,000	$1,889,055
Gross profit	829,699	—	—	1,000	830,699
Depreciation & amortization	87,173	—	5,515	51,759	144,447
Other selling, general and administrative expenses	545,504	—	(3,428)	25,062	567,138
Special items	75,586	—	—	(75,586)	—
Total operating expenses	858,875	—	2,087	1,235	862,197
Income (loss) from operations	(29,176)	—	(2,087)	(235)	(31,498)
Interest and other expense	46,976	—	148	—	47,124
Income (loss) before taxes	(69,435)	—	(2,235)	(235)	(71,905)
Provision for income taxes	14,144	3,664	(631)	(320)	16,857
Net income (loss)	(513,605)	(3,664)	(1,604)	85	(518,788)
Net income per share—diluted	(5.68)	(0.04)	(0.02)	—	(5.74)

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

	Fiscal Year Ended March 31, 2004
	As Previously Reported	Tax Matters	Lease Accounting Adjustments	Other Items	As Restated
Consolidated Statement of Cash Flows
Net income (loss)	$132,152	$(957)	$(1,539)	$1,164	$130,820
Depreciation & amortization	77,440	—	3,706	6,291	87,437
Provision for special charges—non-cash	7,491	—	—	(7,491)	—
Deferred taxes	(1,418)	8	—	(1)	(1,411)
Accounts receivable	6,910	—	—	(108)	6,802
Inventories	33,204	—	—	(1,128)	32,076
Other assets	(7,085)	—	1,407	4,009	(1,669)
Accounts payable	(15,035)	—	—	(7,165)	(22,200)
Accrued expenses and other liabilities	8,198	949	702	3,143	12,992
Net cash provided by operating activities	241,857	—	4,276	(1,286)	244,847
Purchases of property and equipment	(56,732)	—	(4,246)	182	(60,796)
Net cash used in investing activities	(84,328)	—	(4,246)	182	(88,392)
Payment of long-term debt	(152,051)	—	(30)	(103)	(152,184)
Short-term bank borrowings (repayments), net	(19,946)	—	—	(948)	(20,894)
Net cash used in financing activity	(163,807)	—	(30)	(1,051)	(164,888)
Effect of exchange rates on cash	—	—	—	2,155	2,155
Net decrease in cash	(6,278)	—	—	—	(6,278)

	Fiscal Year Ended March 31, 2003
	As Previously Reported	Tax Matters	Lease Accounting Adjustments	Other Items	As Restated
Consolidated Statement of Cash Flows
Net income (loss)	$(513,605)	$(3,664)	$(1,604)	$85	(518,788)
Depreciation & amortization	87,944	—	5,515	51,759	145,218
Provision for special charges—non-cash	49,978	—	—	(49,978)	—
Deferred taxes	(2,037)	—	—	(708)	(2,745)
Accounts receivable	50,271	—	—	2,815	53,086
Inventories	(32,150)	—	—	(1,722)	(33,872)
Other assets	(1,230)	—	659	(3,582)	(4,153)
Accounts payable	18,773	—	—	(8,075)	10,698
Accrued expenses and other liabilities	(8,477)	3,664	(2,670)	4,580	(2,903)
Net cash provided by operating activities	230,105	—	1,900	(4,826)	227,179
Purchases of property and equipment	(71,903)	—	(1,872)	1,204	(72,571)
Net cash used in investing activities	(71,903)	—	(1,872)	1,204	(72,571)
Payment of long-term debt	(74,234)	—	(28)	(79)	(74,341)
Short-term bank borrowings (repayments), net	(57,566)	—	—	3,656	(53,910)
Net cash used in financing activity	(124,623)	—	(28)	3,577	(121,074)
Effect of exchange rates on cash	—	—	—	45	45
Net increase in cash	33,579	—	—	—	33,579

Amounts in footnotes contained elsewhere herein have also been restated as appropriate for the adjustments discussed above.

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Note 3—Acquisitions

On January 21, 2005, the Company, through its wholly owned subsidiary, Tommy Hilfiger International N.V., acquired the businesses and trademarks of Karl Lagerfeld, effected through the acquisition of 100% of the outstanding capital stock of Asian and Western Classics B.V., and Lagerfeld Gallery S.A.R.L. (the “Acquired Entities”) for $27,520, which included both $898 of transaction costs and $10,811 of debt that was settled at closing. The Acquired Entities are in the business of designing, manufacturing and selling women’s and men’s ready-to-wear clothes, men’s and women’s footwear and accessories and certain home and apparel products worldwide, all under the Karl Lagerfeld name and related trademarks. The Company intends to leverage its existing marketing and distribution capabilities to further expand these brands internationally, as well as in the U.S. The acquired entities had net liabilities of $1,284. Of the resulting excess purchase price of $28,804, $15,500 has been allocated to trademarks, $16,337 has been allocated to goodwill, $2,700 has been allocated to license agreements and $5,733 has been allocated to deferred tax liabilities. The license agreements are being amortized over their estimated useful lives ranging from one to seven years. The trademarks are being amortized over a 20-year estimated useful life. Unaudited pro-forma information related to this transaction has not been included as the effect of this acquisition is not material to the consolidated results of the Company.

During fiscal 2005, the Company acquired three European retail operations (two in the second quarter and one in the fourth quarter) for an aggregate purchase price of $8,517. No intangible assets apart from goodwill were acquired in these transactions, and accordingly, the excess purchase price of $5,182 has been allocated to goodwill. Unaudited pro-forma information related to these transactions has not been included as the effect of these acquisitions is not material to the consolidated results of the Company.

Note 4—Cash Equivalents

As of March 31, 2005, the balance in Cash and Cash Equivalents was comprised of short-term money market funds and overnight deposits at several major international financial institutions earning interest at a weighted average interest rate of 2.57%. As part of its ongoing control procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure.

Note 5—Financial Instruments

Accounts Receivable

The Company owns all of its customer accounts receivable and outsources the collection of the majority of its U.S. receivables through a credit company subsidiary of a large financial institution, pursuant to an agreement whereby the credit company pays the Company after the credit company receives payment from the Company’s customer. The credit company establishes maximum credit limits for each customer account. If the receivable becomes 120 days past due or the customer becomes bankrupt or insolvent, the full amount of the receivable is payable by the credit company. The Company has a similar arrangement with another large financial institution for credit services to its Canadian subsidiary. TH Europe has an agreement with a European credit insurance company from whom it obtains credit insurance on an individual customer basis. In all cases the Company believes that the credit risk associated with such financial institutions is minimal.

The Company also grants credit directly to certain select customers in the normal course of business without participation by a credit company. In such cases the Company monitors its credit exposure limits to avoid any significant concentration of risk. Bad debts have been minimal. At March 31, 2005, approximately 63% of the Company’s accounts receivables were covered by credit insurance, bank guarantees or other means.

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Foreign Currency Risk Management

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that derivative instruments be recorded in the balance sheet as either an asset or liability and measured at their fair value and that changes in the derivative’s fair value be recognized either currently in earnings in Income (loss) from continuing operations or as a component of Accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment. Instruments qualifying as hedges are designated as either a fair value hedge, a cash flow hedge or foreign currency hedge.

The Company uses foreign currency forward contracts with maturities generally up to fifteen months to mitigate the risks associated with adverse movements in foreign currency which might affect certain firm commitments or transactions, including the purchase of inventory, capital expenditures, the collection of foreign royalty payments and certain intercompany transactions. For those instruments that qualify for hedge accounting (cash flow hedge), any unrealized gains or losses are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. Hedge accounting requires that at the beginning of each hedge period, the Company justifies an expectation that the hedge will be highly effective. This effectiveness assessment involves estimations of quantities and timing for the transactions underlying the cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and underlying hedged items are recorded in earnings. Any portion of a cash flow hedge that is deemed to be ineffective is recognized in current-period earnings. When the transaction underlying the hedge is recognized in earnings, the related other comprehensive income (loss) is reclassified to current-period earnings. Gains and losses associated with hedges of inventory purchases are recorded in Cost of sales, and those associated with royalty payments are recorded in Selling, general and administrative expenses.

The Company’s policy does not allow the use of financial instruments for speculative or trading purposes.

At March 31, 2005, the Company had contracts to exchange foreign currencies, principally, the Euro and Canadian dollar having a total notional amount of $84,000, and which mature at various times over the next eight months. No significant gains or losses are included in other comprehensive income at March 31, 2005.

Fair Value of Other Financial Instruments

At March 31, 2005, the fair value of the Company’s cash and cash equivalents is equal to their carrying value and its short-term investments consisting of debt securities totaling $40,650 approximated fair value. The fair value of the Company’s 2008 Notes and the 2031 Bonds, having a face value of $342,470, is approximately $345,045 based on quoted market prices as of March 31, 2005. The fair value of the Company’s other monetary assets and liabilities approximate carrying value due to the relatively short-term nature of these items.

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Note 6—Property and Equipment

Property and equipment consists of the following:

	March 31,
	2005	2004
Furniture and fixtures	$172,633	$193,042
Buildings and land	125,548	121,744
Leasehold improvements	145,801	103,141
Machinery and equipment	88,766	79,482

	532,748	497,409

Less: accumulated depreciation and amortization	282,676	255,732

	$250,072	$241,677

Depreciation and amortization expense on fixed assets was $78,740, $85,468, and $142,738 for the years ended March 31, 2005, 2004 and 2003, respectively. Included in depreciation and amortization expense are $4,800, $7,491 and $52,015 of impairment charges for the years ended March 31, 2005, 2004 and 2003, respectively. In fiscal 2005 and 2004, these impairment charges relate primarily to the writedown of certain in-store fixtures to fair value based on anticipated cash flows. In fiscal 2003, the impairment charges relate primarily to the closure of 37 retail stores.

Note 7—Goodwill and Other Intangible Assets

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

Upon adoption of SFAS 142 in the first quarter of fiscal 2003, the Company recorded a non-cash, non-operating charge of $430,026 to reduce the carrying value of its goodwill to fair value. Such charge is reflected as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations. The Company performed its first annual impairment review of goodwill and intangible assets under SFAS 142 during the fourth quarter of fiscal 2003. As a result of this review, the Company recorded a non-cash charge of $150,612 in operating expenses for the impairment of goodwill, principally in its U.S. Wholesale segment. The charge had no effect on the Company’s credit facilities, financial covenants or cash flows. The Company performed its annual impairment review of goodwill and intangible assets for fiscal 2005 and for fiscal 2004 during the fourth quarter of each year and no impairment charge was indicated. In addition, the Company defined the USAO investigation as a triggering event requiring an impairment review as of September 2004. No impairment was indicated as a result of this interim impairment review.

Prior to April 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book and tax basis of intangible assets, principally trademark rights. As a result of adopting SFAS 142, these deferred

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

tax liabilities will no longer be used to support the realization of certain deferred tax assets. Accordingly, the Company recorded a one-time, non-cash, deferred tax charge totaling $11,358 in order to establish a valuation allowance against those deferred tax assets. This charge was included in the Company’s provision for income taxes for the first quarter of fiscal 2003.

SFAS 142 required that, prior to performing the review for the impairment, all of the Company’s recorded goodwill be assigned to the Company’s reporting units deemed to benefit from any acquisitions that it had made, including the reporting units that the Company owned prior to such acquisitions. This differs from the previous accounting rules under which goodwill was assigned only to the businesses acquired. The balance of goodwill as of March 31, 2005 in the table below reflects the assignment of goodwill as required by SFAS 142.

As of March 31, 2005 and March 31, 2004, the Company’s intangible assets and related accumulated amortization consisted of the following:

	March 31, 2005			March 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Retailer relationships	$5,400	$(934)	$4,466	$5,400	$(799)	$4,601
Supplier relationships	4,000	(2,303)	1,697	4,000	(1,970)	2,030
Trademark rights	17,121	(1,429)	15,692	2,021	(1,181)	840
Software and other	10,728	(8,164)	2,564	8,099	(7,821)	278

Total amortizable intangible assets	37,249	(12,830)	24,419	19,520	(11,771)	7,749
Indefinite-lived trademark rights	643,888	N/A	643,888	634,920	N/A	634,920
Goodwill (1)	264,499	N/A	264,499	238,148	N/A	238,148

Total Intangible assets	$945,636	$(12,830)	$932,806	$892,588	$(11,771)	$880,817

(1)	Effective with the adoption of SFAS 142 and the cessation of goodwill amortization, accumulated amortization and impairment write downs related to goodwill are included in the gross amount.

The $17,729 increase in amortizable intangible assets results from the Lagerfeld Acquisition (Note 3) and changes in foreign exchange rates. The $8,968 increase in indefinite-lived intangible assets relates to changes in foreign currency exchange rates used to translate certain of these assets.

A summary of changes in the Company’s goodwill during fiscal 2005 by those reporting segments that have goodwill is as follows:

	International Wholesale	Retail	Licensing	Other	Total
Balance at March 31, 2004	$86,756	$55,969	$95,423	$—	$238,148
Lagerfeld Acquisition	—	—	—	16,337	16,337
European Store Acquisitions	—	5,182	—	—	5,182
Foreign currency translation	4,550	314	—	(32)	4,832

Balance at March 31, 2005	$91,306	$61,465	$95,423	$16,305	$264,499

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

The Company recorded amortization expense of $939 on intangible assets during fiscal 2005 compared to $836 and $1,709 during fiscal 2004 and 2003, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years and thereafter is as follows:

Estimated Amortization Expense
Fiscal year 2006	$1,860
Fiscal year 2007	1,656
Fiscal year 2008	1,627
Fiscal year 2009	1,627
Fiscal year 2010	1,627
Subsequent years	16,022

$24,419

Note 8—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	March 31,
	2005	2004
Income taxes payable	$83,235	$42,842
Accrued compensation	34,309	46,225
Letters of credit payable	23,532	31,877
Accrued professional fees	16,515	6,030
Accrued advertising and marketing	8,778	11,614
Merchandise payable	7,517	12,640
Other accrued liabilities	87,558	82,045

	$261,444	$233,273

Note 9—Long-Term Debt

Long-term debt consists of the following:

	March 31,
	2005	2004
Unsecured 9.00% bonds due December 1, 2031	$150,000	$150,000
Unsecured 6.85% notes due June 1, 2008, less unamortized discount of $145 and $200 at March 31, 2005 and 2004, respectively	192,325	199,800
Other	2,021	2,412

	344,346	352,212
Less current maturities	(359)	(738)

	$343,987	$351,474

The 6.85% notes maturing on June 1, 2008 (the “2008 Notes”) and the 9.00% bonds maturing on December 1, 2031 (the “2031 Bonds”, collectively, the “Notes”) were issued by Tommy Hilfiger U.S.A., Inc., a

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

subsidiary of THC (“TH USA”), and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

During the second quarter of fiscal 2005, the Company repurchased $7,530 of the original $200,000 principal amount of the 2008 Notes in open market transactions.

At March 31, 2005, the revolving credit facility (the “Credit Facility”), which was guaranteed by THC, consisted of an unsecured $300,000 TH USA three-year revolving credit facility, expiring on July 1, 2005, of which up to $175,000 could be used for direct borrowings. The Credit Facility is available for letters of credit, working capital and other general corporate purposes. As of March 31, 2005, there were no direct borrowings outstanding under the Credit Facility, and $51,198 of the available borrowings under the Credit Facility had been used to open letters of credit, including $20,336 for inventory purchased that were included in current liabilities and $30,862 related to commitments to purchase inventory.

The Credit Facility contains a number of covenants that, among other things, restricts the ability of subsidiaries of THC to dispose of assets, incur additional indebtedness, create liens on assets, pay dividends or make other payments in respect of capital stock, make investments, loans and advances, engage in transactions with affiliates, enter into certain sale and leaseback transactions, engage in mergers or consolidations or change the businesses conducted by them. The Credit Facility also restricts the ability of THC to create liens on assets or enter into certain sale and leaseback transactions. Under the Credit Facility, subsidiaries of THC may not pay dividends or make other payments in respect of capital stock to THC that in the aggregate exceed 33% of the Company’s cumulative consolidated net income, commencing with the fiscal year ended March 31, 2002 plus $125,000, less certain deductions. In addition, under the Credit Facility, THC and TH USA are required to comply with and maintain specified financial ratios and meet certain tests (based on the Company’s consolidated financial results excluding the effects of changes in accounting principles generally accepted in the United States), including, without limitation, a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum consolidated net worth test.

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

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities for working capital or trade financing purposes totaling approximately $170,898 at March 31, 2005. These facilities require certain assets to be pledged as collateral and also provide for the respective subsidiary to meet certain financial covenants. Each subsidiary was in compliance with its covenants as of and for the year ended March 31, 2005. As of March 31, 2005, $10,633 of available borrowings under these facilities had been used to open letters of credit, including $3,196 for inventory purchased that is included in current liabilities and $7,437 related to commitments to

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

purchase inventory. There were no short-term borrowings as of March 31, 2005 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.33% for the fiscal year ended, March 31, 2005.

Note 10—Commitments and Contingencies

Leases

The Company leases office, warehouse and showroom space, retail stores and office equipment under operating leases, which expire not later than 2022. The Company records fixed escalations in rental expense under its operating leases on a straight-line basis over the initial lease term, including rent holidays. Minimum annual rentals under non-cancelable operating leases, excluding operating cost escalations and contingent rental amounts based upon retail sales, are payable as follows:

Fiscal Year Ended March 31,	Lease Commitments	Sub Lease Income	Net Commitments
2006	$61,106	$(1,384)	$59,722
2007	57,814	(1,797)	56,017
2008	48,014	(1,121)	46,893
2009	44,209	(497)	43,712
2010	39,084	(497)	38,587
Thereafter	201,808	(2,525)	199,283

Total	$452,035	$(7,821)	$444,214

Rent expense, including operating cost escalations and contingent rental amounts based upon retail sales, was $52,833, $44,486 and $42,878 for the years ended March 31, 2005, 2004 and 2003, respectively.

Letters of credit

The Company was contingently liable at March 31, 2005 for unexpired bank letters of credit of $38,299 related to commitments for the purchase of inventories and bank guarantees of $4,005.

Legal matters

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

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

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

On August 10, 2005 the Company announced that it had resolved the previously announced investigation by executing a non-prosecution agreement with the USAO. The USAO has concluded that criminal tax charges are not warranted and closed its investigation. In addition, the USAO has agreed that it will not criminally prosecute TH USA, or its parent or affiliates for any offenses relating to underpayment of Hong Kong taxes as a result of activities attributed to THEH.

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

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

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

Note 11—Income Taxes

The components of the provision for income taxes are as follows:

	Fiscal Year Ended March 31,
	2005	2004	2003
Current:
U.S. Federal	$12,528	$10,543	$(6,926)
State and Local	20,037	2,882	911
Non-U.S.	26,418	27,043	25,631

	58,983	40,468	19,616

Deferred:
U.S. Federal	(41,564)	(1,551)	(14,047)
State and Local	(13,673)	(3)	11,288
Non-U.S.	188	8	—

	(55,049)	(1,546)	(2,759)

Provision for income taxes	$3,934	$38,922	$16,857

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

The deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	Fiscal Year Ended March 31,
	2005	2004
Deferred tax assets—current:
Inventory costs	$7,118	$6,077
Non-deductible accruals	27,764	28,515
Accrued compensation	6,841	8,147
Other items, net	13,637	19,816

Subtotal	55,360	62,555
Valuation allowance	(8,167)	(23,446)

Total deferred tax assets—current	47,193	39,109

Deferred tax assets (liabilities)—non-current:
Depreciation and amortization	49,003	30,735
Intangible assets, other than goodwill	(254,502)	(247,647)
Net operating loss carry forwards	48,615	26,145
Other, net	14,089	9,694

Subtotal	(142,795)	(181,073)
Valuation allowance	(23,694)	(24,602)

Total deferred tax assets (liabilities)—non-current	(166,489)	(205,675)

Total net deferred tax liabilities	$(119,296)	$(166,566)

As of March 31, 2005, the Company has available federal net operating loss carry forwards of approximately $52,515 to offset future taxable income. The net operating loss carry forwards begin to expire in 2024.

As of March 31, 2005, the Company had U.S. foreign tax credit carry forwards of approximately $15,317 which begin to expire in 2011. During fiscal 2005, the Company recorded a foreign tax credit benefit of $15,935, a portion of which represents foreign tax credit carryovers from prior years, on the belief that it is more likely than not that the credit will be realized. This belief is based on all available evidence, including historical operating results, projections of taxable income and tax planning strategies.

As of March 31, 2005, the Company had state net operating loss carry forwards of approximately $20,381, net of the federal tax effect, which begin to expire in 2008. As of March 31, 2005, the Company has recorded a valuation allowance of $17,889 against these carry forwards on the basis that management believes it is more likely than not that certain of these assets will not be used to reduce future tax payments. During fiscal 2005, the Company reversed $2,492 of the valuation allowance that had been recorded as of March 31, 2004 on the belief that it is more likely than not that they will be realized. This belief is based on all available evidence, including historical operating results, projections of taxable income and tax planning strategies.

As of March 31, 2005, the Company has recorded a valuation allowance of approximately $5,542 against a portion of the state deferred tax assets on the basis that management believes it is more likely than not that these assets will not be used to reduce future tax payments. During fiscal 2005, the Company reversed $11,134 of the valuation allowance that had been recorded as of March 31, 2003 on the belief that it is more likely than not that

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

they will be realized. This belief is based on all available evidence, including historical operating results, projections of taxable income and tax planning strategies.

As of March 31, 2005, the Company has foreign net operating loss carry forwards associated with acquisitions of approximately $30,146 which do not have expiration dates. At the applicable foreign statutory tax rates, the foreign net operating loss carry forwards are available to offset future foreign income tax of approximately $8,856. As of March 31, 2005, the Company has recorded a valuation allowance of approximately $8,431 against these carry forwards on the basis that management believes it is more likely than not that these assets will not be used to reduce future tax payments. Subsequent recognition of the deferred tax asset relating to a portion of the foreign net operating loss carry forwards would result in a reduction of goodwill recorded in connection with the acquisition of Tommy Hilfiger Europe or the Karl Lagerfeld businesses.

The U.S. and non-U.S. components of income (loss) before income taxes and the cumulative effect of a change in accounting principle are as follows:

	Fiscal Year Ended March 31,
	2005	2004	2003
U.S.	$(80,198)	$16,158	$(225,348)
Non-U.S.	169,783	153,584	153,443

	$89,585	$169,742	$(71,905)

The provision for income taxes differs from the amounts computed by applying the applicable U.S. federal statutory rate to income before taxes as follows:

	Fiscal Year Ended March 31,
	2005	2004	2003
Provision for (benefit from) income taxes at the U.S. federal statutory rate	$31,355	$59,410	$(25,167)
State and local income taxes, net of federal benefits	14,770	(5,231)	(23,425)
Non-U.S. income taxed at different rates	(25,852)	(26,493)	(27,492)
Valuation allowance (reversal), net	(11,962)	5,907	37,014
Foreign tax credits	(15,935)	—	—
U.S. transfer pricing adjustments	10,472	100	776
Goodwill impairment	—	—	52,714
U.S. taxes on foreign dividends	—	4,988	—
Other, net	1,086	241	2,437

Provision for income taxes	$3,934	$38,922	$16,857

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

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

will not be entitled to the reduced withholding tax rate and thus will be subject to the U.S. statutory withholding tax rate of 30%.

Tommy Hilfiger Europe B.V. (Netherlands) (“TH Europe”), an indirect wholly owned subsidiary of the Company, entered into an excess profits tax ruling with the Netherlands taxing authority in 1997. Under the ruling, a portion of the profits of TH Europe are exempt from taxation in the Netherlands. The ruling was amended in April 2001 to include another indirect wholly owned subsidiary of the Company. This ruling is effective through March 31, 2007. Prior to the expiration of the ruling, the Company intends to initiate discussions with the Netherlands taxing authority seeking to renew the tax ruling. It is not yet possible to ascertain with certainty as to whether the Company will be successful in obtaining a renewal of the tax ruling.

As of March 31, 2005, U.S. income taxes were not provided on approximately $66,000 of undistributed earnings of Tommy Hilfiger Canada, a wholly-owned subsidiary of Tommy Hilfiger U.S.A., Inc., as the Company has invested or expects to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if the Company determines such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Depending on a number of factors including the amount of U.S. taxable income, it may be possible to reduce some or all of this provision by foreign tax credits on the repatriation. Due to complexities in the tax laws and assumptions that would have to be made, it is not practical to estimate the amounts of income taxes that would have to be provided. Additionally, the American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act includes a one-time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (the “Repatriation Provision”), provided that specified conditions and restrictions are satisfied. On December 21, 2004, the FASB issued Staff Position 109-2 which permits companies additional time beyond the financial reporting period in which the Act was enacted to evaluate the effect of the Repatriation Provision. The earnings of the Canadian subsidiary are the only earnings of the Company that would be eligible for the reduced tax rate under the Act. The Company does not anticipate electing the Repatriation Provision of the Act.

On September 24, 2004, TH USA announced that it had received a grand jury subpoena issued by the USAO seeking documents generally related to domestic and/or international buying office commissions since 1990 and that certain of TH USA’s current and former employees had received subpoenas. Several domestic and international subsidiaries of the Company pay buying office commissions to THEH, a wholly-owned subsidiary of the Company, pursuant to contracts to provide or otherwise secure through third parties certain services, including product development, sourcing, production scheduling and quality control functions. The USAO investigation was focused on the appropriateness of the commission rate paid by the Company’s subsidiaries to THEH, as well as other related tax matters.

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

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

After the Special Committee made its report, the Company in May 2005 initiated discussions with the USAO about the possible resolution of the investigation on a civil basis, and the Company also initiated discussions with the IRD in Hong Kong in an effort to resolve any issues concerning whether THEH is subject to profits tax in Hong Kong.

On August 10, 2005, the Company announced that it had resolved the previously announced investigation by executing a non-prosecution agreement with the USAO under which the USAO concluded that criminal tax charges are not warranted and closed its investigation. The non-prosecution agreement is subject to certain understandings, including that TH USA file amended U.S. federal income tax returns for the fiscal years 2001 through 2004 reflecting a reduced buying office commission for those four years. As a result of the reduction in the buying office commission and other unrelated adjustments that were also reflected in the amended tax returns, TH USA paid approximately $15,400 in additional federal income taxes and $2,700 in interest for the four years covered by the amended tax returns, taking into account the effect of changes in other tax attributes, including net operating loss carry forwards. TH USA will also file amended state and local income tax returns where required.

The effect of adjusting the buying office commission rate for the four fiscal years results in a tax provision in fiscal 2005 of approximately $12,000, after taking into account previously established reserves for this matter. As a result of the additional federal and state taxable income, the Company has reviewed its taxable income projections and has partially reversed certain valuation allowances of $13,626 and has recognized foreign tax credits of $15,935.

The Company’s Tommy Hilfiger trademarks are owned and held since 1992 by its subsidiary, Tommy Hilfiger Licensing, Inc. (“THLI”), a Delaware intangible holding company. THLI collects royalties from third parties and affiliated companies that use the Tommy Hilfiger trademarks. Over the past several years, unrelated to the Company’s particular situation, various state and local tax authorities have challenged the appropriate tax treatment of such intangible holding companies. As a result of recent judicial proceedings in New York and New Jersey concerning intangible holding companies that are unrelated to the Company, the Company has reassessed its potential exposure to state and local income taxes in New York and New Jersey concerning THLI. In September 2005, the Company entered into a closing agreement with the state of New Jersey. The Company is in discussions with the state and local authorities in New York concerning settling any remaining potential exposure. The Company has recorded a provision in fiscal 2005 for these potential settlements.

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

Note 12—Segment Reporting

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

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

As defined and prescribed by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” and related interpretations, the Company has four reportable segments: U.S. Wholesale, International Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels. The U.S. and International Wholesale segments consist of the design and sourcing of men’s and women’s sportswear and activewear, jeanswear and childrenswear for wholesale distribution in their respective geographic regions. The Retail segment reflects the operations of the Company’s outlet and specialty stores. The Licensing segment consists of the services related to licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying offices. The Company evaluates performance and allocates resources based on segment profits. The accounting policies of the reportable segments are the same as those described in Note 1. Income (loss) from Operations or “Segment Profits” are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses.

Business units that are not aggregated in the above mentioned reportable segments either do not qualify as a segment or do not meet the aggregation criteria of SFAS 131. These units are included in Other and consist of Corporate, E-Commerce and the Karl Lagerfeld businesses. Included within Corporate are executive compensation, certain marketing costs, amortization and impairment of intangibles, and other corporate overhead. The elimination balances represent the elimination of intercompany buying office commission revenue and intercompany royalty expense.

Financial information for the Company’s segments is as follows:

	U.S. Wholesale	International Wholesale	Retail	Licensing	Other	Eliminations	Total
Fiscal year ended March 31, 2005
Net revenue	$679,590	$525,085	$500,627	$119,955	$1,318	$(45,805)	$1,780,770
Income (loss) from operations	(27,703)	89,049	46,418	77,407	(143,244)	70,273	112,200
Depreciation and amortization	32,720	15,240	20,970	129	10,620	—	79,679
Total assets	127,724	565,771	200,407	234,403	1,029,754	—	2,158,059
Capital expenditures	13,049	14,816	32,875	343	28,016	—	89,099

Fiscal year ended March 31, 2004
Net revenue	$958,933	$429,737	$425,744	$119,450	$—	$(56,967)	$1,876,897
Income (loss) from operations	63,720	70,296	23,355	92,327	(129,225)	77,594	198,067
Depreciation and amortization	41,504	12,464	20,819	164	11,353	—	86,304
Total assets	203,413	467,194	171,889	184,733	1,020,685	—	2,047,914
Capital expenditures	9,490	13,906	28,450	278	8,672	—	60,796

Fiscal year ended March 31, 2003
Net revenue	$1,112,593	$308,640	$405,099	$122,728	$—	$(60,005)	$1,889,055
Income (loss) from operations	76,779	41,996	(50,972)	80,746	(259,889)	79,842	(31,498)
Depreciation and amortization	53,195	9,110	71,174	173	10,795	—	144,447
Total assets	291,231	431,544	126,704	232,838	951,858	—	2,034,175
Capital expenditures	13,279	14,354	28,278	207	16,453	—	72,571

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

The Company is incorporated in the BVI; accordingly all revenue outside the BVI is considered foreign. Territories representing 5% or more of consolidated net revenue are as follows:

	Fiscal Year Ended March 31,
	2005	2004	2003
United States	$1,068,196	$1,326,253	$1,497,878
Europe	544,874	419,496	280,936
Canada	143,019	111,919	91,414
Other	24,681	19,229	18,827

Consolidated net revenue	$1,780,770	$1,876,897	$1,889,055

The Company’s long-lived assets by geographical area are as follows:

	March 31,
	2005	2004
United States	$700,437	$705,801
Europe	368,968	309,702
Canada	28,274	20,059
Other	96,335	96,418

Total	$1,194,014	$1,131,980

Note 13—Related Parties

The Company is party to a geographic license agreement for Japan with a related party. Subject to certain exceptions, all products sold by or through the licensee must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. Pursuant to these arrangements, royalties and commissions totaled $6,310, $4,848 and $3,668 in fiscal 2005, 2004 and 2003, respectively.

A related party holds an indirect 25% equity interest in Pepe Jeans SL, which serves as TH Europe’s sales and collection agent in Spain. In the fiscal years ended March 31, 2005, 2004 and 2003, commissions and fees paid by TH Europe pursuant to these arrangements totaled approximately $11,184, $8,135 and $4,366, respectively.

TH USA sold merchandise in the ordinary course of business to a retail store that is owned by a relative of a director and executive officer of the Company. There were no sales to this customer during fiscal 2005 or 2004. Sales to this customer amounted to approximately $197 during fiscal 2003.

The son-in-law of a former executive officer of the Company is a partner at a law firm that has provided the Company with various legal services since 1989. Fees paid by the Company to the law firm for the fiscal years ended March 31, 2005, 2004 and 2003 for services rendered were $3,623, $2,959 and $2,549, respectively.

Pursuant to the indemnification provisions of the applicable Articles of Association and by-laws of the Company and its subsidiaries, as well as indemnification agreements entered into between THC and its officers and directors, the Company has been paying the legal fees and expenses of certain officers and directors of the Company and its subsidiaries that are incurred in connection with the USAO investigation and related class action lawsuits, subject to undertakings by the individuals to reimburse such amounts in the event it is ultimately determined that they are not entitled to indemnification.

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Note 14—Retirement Plans

The Company maintains employee savings plans for eligible U.S. employees. The Company’s contributions to the plans are discretionary with matching contributions of up to 50% of employee contributions up to a maximum of 6% of an employee’s compensation. For the years ended March 31, 2005, 2004 and 2003, the Company made plan contributions of $2,029, $1,820 and $2,043, respectively.

The Company also operates a collective pension plan, through its European subsidiary, for employees who have been employed with TH Europe for at least one year, provided they meet certain criteria. The pension plan is a defined contribution plan and TH Europe pays 50% of the pension contribution for the employee, which can range between 3% and 5% of the employee’s salary depending on the employee’s age. TH Europe contributed approximately $803, $1,118 and $259 for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

The Company maintains a supplemental executive retirement plan which provides certain members of senior management with a supplemental pension. The supplemental executive retirement plan is an unfunded plan for purposes of both the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974.

The following provides a reconciliation of the benefit obligation and funded status of the supplemental executive retirement plan:

	March 31,
	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$12,820	$11,565
Service cost	948	904
Interest cost	752	646
Benefits paid	(185)	(3)
Actuarial (gain) or loss	(130)	(292)

Benefit obligation at end of year	$14,205	$12,820

Reconciliation of funded status:
Funded status	$(14,205)	$(12,820)
Unrecognized actuarial (gain) or loss	1,327	1,460
Unrecognized prior service cost	1,524	1,832

Net amount recognized at year-end	$(11,354)	$(9,528)

Amounts recognized in the Consolidated
Balance Sheets consist of:
Accrued benefit liability	$(11,354)	$(9,843)
Intangible asset	—	315

Net amount recognized at year-end	$(11,354)	$(9,528)

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$14,205	$12,820
Accumulated benefit obligation	11,096	9,843
Unfunded accumulated benefit obligation	11,096	9,843

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

The components of net periodic benefit cost for the last three fiscal years are as follows:

	Fiscal Year Ended March 31,
	2005	2004	2003
Service cost	$948	$904	$811
Interest cost	752	646	583
Amortization of prior service cost	308	309	309
Amortization of actuarial (gain) or loss	3	—	—

Net periodic benefits cost	$2,011	$1,859	$1,703

Actuarial assumptions used to determine costs and benefit obligations for the supplemental executive retirement plan are as follows:

	Fiscal Year Ended March 31,
	2005	2004	2003
Discount rate	6.00%	6.00%	6.25%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%

The Company currently estimates total payments under the supplemental executive retirement plan will be $500 in each of fiscal years 2006 through 2010, and $2,300 in the aggregate for fiscal years 2011 through 2014.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “AJCA”), which changes the tax laws governing the operation of deferred compensation plans such as the SERP. Although the AJCA imposes numerous requirements on deferred compensation plans, these new requirements do not apply to benefits accrued and vested as of December 31, 2004 (unless the plan is “materially modified” thereafter).

In order to preserve the favorable tax treatment with respect to grandfathered SERP benefits and to ensure the SERP is not materially modified, the Company recently proposed amendments to the SERP that “froze” the SERP effective as of December 31, 2004. This means that, effective as of January 1, 2005, participants will no longer earn or accrue any additional benefits under the SERP and any future salary increases will not be taken into account under the SERP benefit formula. This freezing of the SERP in no way impacts or reduces the SERP benefit accrued as of December 31, 2004. Participants will be entitled to receive a distribution of their SERP benefit accrued as of December 31, 2004 at such time or times a distribution is permitted under the terms of the SERP in effect prior to 2005.

The Company maintains a voluntary deferred compensation plan which provides certain members of senior management with an opportunity to defer a portion of base salary or bonus pursuant to the terms of the plan. The voluntary deferred compensation plan is an unfunded plan for purposes of both the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974. Included in accrued expenses and other current liabilities is $716 and $640 at March 31, 2005 and 2004, respectively, related to this plan.

Note 15—Stock-Based Plans

In September 1992, the Company and its subsidiaries adopted the Tommy Hilfiger U.S.A. and Tommy Hilfiger (Eastern Hemisphere) Limited 1992 Stock Incentive Plans (the “1992 Plans”) authorizing the issuance of up to 5,940,000 Ordinary Shares to directors, officers and employees of the Company and its subsidiaries.

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Through October 2001, a total of 13,500,000 additional Ordinary Shares of THC were authorized and reserved for issuance under the 1992 Plans.

In October 2001, the Company’s shareholders approved the Tommy Hilfiger Corporation 2001 Stock Incentive Plan (the “2001 Plan”), authorizing the issuance of up to 3,500,000 Ordinary Shares. Following such approval, no further grants may be made under the 1992 Plans, but grants previously made under such plans remain outstanding in accordance with their terms.

In August 1994, the shareholders of the Company approved the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan, as amended (the “Directors Option Plan”). Under the Directors Option Plan, directors who are not officers or employees of the Company are eligible to receive stock option grants. The total number of Ordinary Shares for which options may be granted under the Directors Option Plan may not exceed 400,000, subject to certain adjustments. The Directors Option Plan expired in December 2004. Grants previously made under this plan will remain outstanding in accordance with their terms.

In November 2003, the shareholders of the Company approved the Tommy Hilfiger Corporation 2003 Incentive Compensation Plan (the “2003 Plan”), authorizing the issuance of up to 3,500,000 Ordinary Shares. Following the expiration of the Directors Option Plan, stock options will be granted to Non-Employee Directors under the 2003 Plan.

Options granted under all of the above plans vest over periods ranging from 1-6 years with a maximum term of 10 years. The exercise price of all options granted under these plans is the market price on the dates of grant.

Transactions involving the Stock Incentive Plans and the Directors Option Plan are summarized as follows:

	Option Shares	Weighted Average Exercise Price Per Share
Outstanding as of March 31, 2002	8,143,073	$17.10

Granted	1,653,273	$11.40
Exercised	(740,145)	$9.63
Canceled	(862,029)	$20.11

Outstanding as of March 31, 2003	8,194,172	$16.40

Granted	1,467,250	$10.11
Exercised	(727,964)	$11.24
Canceled	(1,381,486)	$18.45

Outstanding as of March 31, 2004	7,551,972	$15.33

Granted	2,491,975	$13.03
Exercised	(554,985)	$9.19
Canceled	(1,021,291)	$16.64

Outstanding as of March 31, 2005	8,467,671	$14.90

Options exercisable at March 31, 2005, 2004 and 2003 were 4,784,776; 4,766,395 and 4,259,036, respectively, at weighted average exercise prices of $17.05, $17.39 and $18.44, respectively.

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.86 – $ 12.00	4,260,553	7.52	$9.71	2,120,653	$10.01
$ 12.01 – $ 20.00	2,471,098	7.63	$15.71	948,173	$15.89
$ 20.01 – $ 30.00	1,231,650	2.75	$24.31	1,229,650	$24.31
$ 30.01 – $ 36.63	504,370	3.31	$31.80	486,300	$32.62

	8,467,671	6.61	$14.90	4,784,776	$17.05

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for stock options granted in 2005, 2004 and 2003.

During fiscal 2005, the Company granted 70,000 shares of restricted stock to certain employees. The restricted stock vests over 3 years and has an aggregate fair value of $707. Related compensation expense for the fiscal year ended March 31, 2005 was $66.

Note 16—Statements of Cash Flows

	Fiscal Year Ended March 31,
	2005	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$28,724	$35,012	$45,761

Income taxes	$18,048	$29,063	$21,191

Note 17—Condensed Consolidating Financial Information

The Notes discussed in Note 9 were issued by TH USA and are fully and unconditionally guaranteed by THC. Accordingly, condensed consolidating balance sheets as of March 31, 2005 and 2004, and the related condensed consolidating statements of operations and cash flows for each of the three years in the period ended March 31, 2005, are provided. The operations of TH USA, excluding its subsidiaries, consist of the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries. The non-guarantor subsidiaries of TH USA consist of the Company’s U.S. retail, licensing and other wholesale divisions, as well as the Company’s Canadian operations. Such operations contributed net revenue of $1,026,431, $1,096,737 and $1,149,718 for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations as well as the Company’s European operations. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA’s and THC’s results reflect 100% of the earnings of their respective subsidiaries in each of the years presented. In addition, the condensed consolidating financial statements for fiscal years 2004 and 2003 have been restated for those items as described in Note 2. See Note 9 for a description of certain restrictions on the ability of subsidiaries of THC to pay dividends to THC.

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2005

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$222,031	$1,581,633	$(22,894)	$1,780,770
Cost of goods sold	—	163,936	805,429	(12,101)	957,264

Gross profit	—	58,095	776,204	(10,793)	823,506

Depreciation and amortization	—	18,596	61,083	—	79,679
Other selling, general and administrative expenses	4,683	85,669	552,515	(11,240)	631,627

Total operating expenses	4,683	104,265	613,598	(11,240)	711,306

Income (loss) from operations	(4,683)	(46,170)	162,606	447	112,200

Interest and other expense	—	28,653	1,100	—	29,753
Interest income	2,632	1,011	3,495	—	7,138
Intercompany interest expense (income)	(48,273)	41,674	6,599	—	—

Income (loss) before taxes	46,222	(115,486)	158,402	447	89,585

Provision (benefit) for income taxes	6,368	(40,688)	38,254	—	3,934

Equity in net earnings of unconsolidated subsidiaries	45,797	(5,451)	—	(40,346)	—

Net income (loss)	$85,651	$(80,249)	$120,148	$(39,899)	$85,651

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$377,344	$1,531,360	$(31,807)	$1,876,897
Cost of goods sold	—	255,555	770,247	(13,646)	1,012,156

Gross profit	—	121,789	761,113	(18,161)	864,741

Depreciation and amortization	—	20,563	65,741	—	86,304
Other selling, general and administrative expenses	(2,233)	131,276	469,712	(18,385)	580,370

Total operating expenses	(2,233)	151,839	535,453	(18,385)	666,674

Income (loss) from operations	2,233	(30,050)	225,660	224	198,067

Interest and other expense	—	30,548	1,354	—	31,902
Interest income	529	829	2,219	—	3,577
Intercompany interest expense (income)	(53,722)	81,136	(27,414)	—	—
Intercompany dividend income	—	509,400	—	(509,400)	—

Income (loss) before taxes	56,484	368,495	253,939	(509,176)	169,742

Provision (benefit) for income taxes	7,145	(44,814)	81,841	(5,250)	38,922

Equity in net earnings of unconsolidated subsidiaries	81,481	102,866	—	(184,347)	—

Net income (loss)	$130,820	$516,175	$172,098	$(688,273)	$130,820

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Condensed Consolidating Statements of Operations

Year Ended March 31, 2003

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$473,268	$1,450,911	$(35,124)	$1,889,055
Cost of goods sold	—	323,399	751,353	(16,396)	1,058,356

Gross profit	—	149,869	699,558	(18,728)	830,699

Depreciation and amortization	—	20,984	123,463	—	144,447
Goodwill impairment	—	—	150,612	—	150,612
Other selling, general and administrative expenses	(5,430)	140,946	450,356	(18,734)	567,138

Total operating expenses	(5,430)	161,930	724,431	(18,734)	862,197

Income (loss) from operations	5,430	(12,061)	(24,873)	6	(31,498)

Interest and other expense	—	39,527	7,597	—	47,124
Interest income	2,346	1,547	2,824	—	6,717
Intercompany interest expense (income)	(73,561)	97,258	(23,697)	—	—

Income (loss) before taxes and cumulative effect of change in accounting principle	81,337	(147,299)	(5,949)	6	(71,905)

Provision (benefit) for income taxes	8,092	(42,573)	51,338	—	16,857

Cumulative effect of change in accounting principle	—	—	(430,026)	—	(430,026)

Equity in net earnings of unconsolidated subsidiaries	(592,033)	(514,662)	—	1,106,695	—

Net income (loss)	$(518,788)	$(619,388)	$(487,313)	$1,106,701	$(518,788)

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Condensed Consolidating Balance Sheets

March 31, 2005

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$215,526	$34,995	$230,466	$—	$480,987
Short-term investments	—	—	40,650	—	40,650
Accounts receivable	—	—	153,925	—	153,925
Inventories	—	24,401	179,596	(736)	203,261
Deferred tax assets	—	31,966	15,227	—	47,193
Other current assets	1,793	6,533	29,703	—	38,029

Total current assets	217,319	97,895	649,567	(736)	964,045

Property, plant and equipment, at cost, less accumulated depreciation and amortization	—	122,086	127,986	—	250,072
Intangible assets, subject to amortization	—	—	24,419	—	24,419
Intangible assets, not subject to amortization	—	—	643,888	—	643,888
Goodwill	—	—	264,499	—	264,499
Investment in subsidiaries	603,815	1,083,116	—	(1,686,931)	—
Other assets	—	7,428	3,708	—	11,136

Total Assets	$821,134	$1,310,525	$1,714,067	$(1,687,667)	$2,158,059

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$31	$328	$—	$359
Accounts payable	—	11,427	29,839	—	41,266
Accrued expenses and other current liabilities	1,016	139,808	125,870	(5,250)	261,444

Total current liabilities	1,016	151,266	156,037	(5,250)	303,069

Intercompany payable (receivable)	(504,151)	404,268	99,883	—	—
Long-term debt	—	342,325	1,662	—	343,987
Deferred tax liability	—	(29,469)	195,958	—	166,489
Other liabilities	—	10,795	9,450	—	20,245
Shareholders’ equity	1,324,269	431,340	1,251,077	(1,682,417)	1,324,269

Total Liabilities and Shareholders’ Equity	$821,134	$1,310,525	$1,714,067	$(1,687,667)	$2,158,059

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

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

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2005

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$85,651	$(80,249)	$120,148	$(39,899)	$85,651
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	—	18,596	62,035	—	80,631
Deferred taxes	—	(26,153)	(27,728)	—	(53,881)
Non cash activity in investments in subsidiaries	(45,797)	5,451	—	40,346	—
Changes in operating assets and liabilities	44,450	19,691	33,384	(447)	97,078

Net cash provided by (used in) operating activities	84,304	(62,664)	187,839	—	209,479

Cash flows from investing activities
Purchases of property and equipment	—	(31,997)	(57,102)	—	(89,099)
Purchase of short-term investments	—	—	(13,117)	—	(13,117)
Acquisition of businesses, net of cash acquired	—	—	(35,996)	—	(35,996)

Net cash provided by (used in) investing activities	—	(31,997)	(106,215)	—	(138,212)

Cash flows from financing activities
Payments on long-term debt	—	(7,867)	(422)	—	(8,289)
Proceeds from the exercise of stock options	5,102	—	—	—	5,102

Net cash provided by (used in) financing activities	5,102	(7,867)	(422)	—	(3,187)

Effect of exchange rates on cash	—	—	(1,641)	—	(1,641)

Net increase (decrease) in cash	89,406	(102,528)	79,561	—	66,439

Cash and cash equivalents, beginning of period	126,120	137,523	150,905	—	414,548

Cash and cash equivalents, end of period	$215,526	$34,995	$230,466	$—	$480,987

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$130,820	$516,175	$172,098	$(688,273)	$130,820
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	—	32,446	54,991	—	87,437
Deferred taxes	—	5,792	(7,203)	—	(1,411)
Non cash activity in investments in subsidiaries	(81,480)	(102,867)	—	184,347	—
Changes in operating assets and liabilities	(93,985)	(178,324)	305,784	(5,474)	28,001

Net cash provided by (used in) operating activities	(44,645)	273,222	525,670	(509,400)	244,847

Cash flows from investing activities
Purchases of property and equipment	—	(12,935)	(47,861)	—	(60,796)
Purchase of short-term investments	—	—	(27,596)	—	(27,596)

Net cash provided by (used in) investing activities	—	(12,935)	(75,457)	—	(88,392)

Cash flows from financing activities
Payments on long-term debt	—	(151,257)	(927)	—	(152,184)
Proceeds from the exercise of stock options	8,190	—	—	—	8,190
Repayments of short-term bank borrowings, net	—	—	(20,894)	—	(20,894)
Intercompany dividends (paid)	—	—	(509,400)	509,400	—

Net cash provided by (used in) financing activities	8,190	(151,257)	(531,221)	509,400	(164,888)

Effect of exchange rates on cash	—	—	2,155	—	2,155

Net increase (decrease) in cash	(36,455)	109,030	(78,853)	—	(6,278)

Cash and cash equivalents, beginning of period	162,575	28,493	229,758	—	420,826

Cash and cash equivalents, end of period	$126,120	$137,523	$150,905	$—	$414,548

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Condensed Consolidating Statements of Cash Flows

Year Ended March 31, 2003

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(518,788)	$(619,388)	$(487,313)	$1,106,701	$(518,788)
Adjustments to reconcile net income to net cash provided by operating activities
Cumulative effect of change in accounting principle	—	—	430,026	—	430,026
Goodwill impairment	—	—	150,612	—	150,612
Depreciation and amortization	—	20,984	124,234	—	145,218
Deferred taxes	—	22,295	(25,040)	—	(2,745)
Non cash activity in investments in subsidiaries	592,033	514,662	—	(1,106,695)	—
Changes in operating assets and liabilities	(34,222)	45,996	11,088	(6)	22,856

Net cash provided by (used in) operating activities	39,023	(15,451)	203,607	—	227,179

Cash flows from investing activities
Purchases of property and equipment	—	(18,249)	(54,322)	—	(72,571)

Net cash provided by (used in) investing activities	—	(18,249)	(54,322)	—	(72,571)

Cash flows from financing activities
Payments on long-term debt	—	(73,536)	(805)	—	(74,341)
Proceeds from the exercise of stock options	7,177	—	—	—	7,177
Repayments of short-term bank borrowings, net	—	—	(53,910)	—	(53,910)

Net cash provided by (used in) financing activities	7,177	(73,536)	(54,715)	—	(121,074)

Effect of exchange rates on cash	—	—	45	—	45

Net increase (decrease) in cash	46,200	(107,236)	94,615	—	33,579

Cash and cash equivalents, beginning of period	116,375	135,729	135,143	—	387,247

Cash and cash equivalents, end of period	$162,575	$28,493	$229,758	$—	$420,826

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

Note 18—Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net revenue as reported	$328,647	$534,171	$430,748	$487,004
Adjustments	200	—	—	—

Net revenue as restated	$328,847	$534,171	$430,748	$487,004

Gross profit as reported	145,204	255,261	193,873	228,974
Adjustments	194	—	—	—

Gross profit as restated	$145,398	$255,261	$193,873	$228,974

Net income (loss) as reported	(7,606)	60,178	20,193	13,992
Adjustments	(1,106)	—	—	—

Net income as restated	$(8,712)	$60,178	$20,193	$13,992

Basic earnings per share as reported	(0.08)	0.66	0.22	0.15
Adjustments	(0.02)	—	—	—

Basic earnings per share as restated	(0.10)	0.66	0.22	0.15

Diluted earnings per share as reported	(0.08)	0.65	0.22	0.15
Adjustments	(0.02)	—	—	—

Diluted earnings per share as restated	(0.10)	0.65	0.22	0.15

2004
Net revenue as reported	$367,208	$547,947	$450,592	$510,050
Adjustments	275	275	275	275

Net revenue as restated	$367,483	$548,222	$450,867	$510,325

Gross profit as reported	168,485	257,355	200,229	237,572
Adjustments	275	275	275	275

Gross profit as restated	$168,760	$257,630	$200,504	$237,847

Net income as reported	16,954	64,688	23,633	26,877
Adjustments	(512)	(1,043)	(66)	289

Net income as restated	$16,442	$63,645	$23,567	$27,166

Basic earnings per share as reported	0.19	0.71	0.26	0.30
Adjustments	(0.01)	(0.01)	—	—

Basic earnings per share as restated	0.18	0.70	0.26	0.30

Diluted earnings per share as reported	0.19	0.71	0.26	0.29
Adjustments	(0.01)	(0.01)	—	0.01

Diluted earnings per share as restated	0.18	0.70	0.26	0.30

The quarterly financial data for the years ended March 31, 2005 and 2004 are unaudited. All quarters for fiscal 2004 and the first quarter of fiscal 2005 have been restated as a result of the corrections identified in Note 2. The first quarter of fiscal 2005 and 2004 have been presented on a restated basis in the Company’s amended quarterly filing on Form 10-Q/A for the quarter ended June 30, 2005. The second and third quarters of fiscal 2004 have been

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

presented on a restated basis in the Company’s quarterly filings on Form 10-Q for the quarters ended September 30, 2005 and December 31, 2005, respectively. In the opinion of the Company, the interim data as restated includes all adjustments, consisting only of normal recurring adjustments necessary to present such data fairly.

Note 19—Subsequent Events

Acquisition of Italian Distributor

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

New Credit Facility

As more fully described in Note 8, on April 20, 2005, the company terminated its existing credit facility, and entered into a new $150,000 cash-collateralized, 364-day, letter of credit facility to be used for normal trade financing and other general purposes.

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

TOMMY HILFIGER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands, except per share amounts)

fiscal 2005. The Company has property and business interruption insurance, hence does not expect to recognize a significant impact from these damages.

U.S. Wholesale Restructuring

During October 2005, the Company completed a review of its U.S. Wholesale organization and determined that activities were required to streamline the structure and more effectively support the current level of business. On October 6, 2005, the Company announced a series of actions to accomplish these goals. In order to achieve operating efficiencies, the Company terminated 135 employees. These actions are expected to result in a pretax charge to earnings in the third quarter of fiscal 2006 of approximately $5,000 primarily related to severance payments to the affected employees. This streamlining along with associated expense reductions is expected to result in annual cost savings beginning in the fourth quarter of the current fiscal year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005, at the reasonable assurance level, because of the material weakness described in Management’s Report on Internal Control over Financial Reporting.

As more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 and Note 10 to the Consolidated Financial Statements, in connection with an investigation by a regulatory agency, the Company performed a comprehensive review of its income tax accounting. As a result of the findings of the review, and the analysis of other accounting matters, the Company has restated its audited consolidated financial statements for the years ended March 31, 2004 and 2003, and its unaudited condensed consolidated financial statements for the first quarter of 2005 and all quarters in 2004.

Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the interim and annual periods presented.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly represent the transactions and dispositions of the assets of the Company,

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors of the Company, and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005 utilizing the criteria described in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the determination and reporting of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have adequate personnel to enable the Company to properly consider and apply generally accepted accounting principles for taxes, ensure that the rationale for certain tax positions was adequately documented and appropriately communicated and ensure that effective oversight of the work performed by its outside tax advisors was exercised. Additionally, the Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and the related deferred income taxes, and income taxes payable, including monitoring the differences between the tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred tax balances. Furthermore, the Company did not have effective controls to identify, evaluate and accurately record provisions for profits tax in Hong Kong. This control deficiency resulted in the restatement of the annual consolidated financial statements for 2004 and 2003, the interim consolidated financial statements for the first quarter of 2005 and all quarters in 2004, as well as audit adjustments to the 2005 consolidated financial statements. Additionally, this control deficiency could result in the misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As a result of the material weakness described above, the Company’s management has concluded that, as of March 31, 2005, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control—Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Management’s Consideration of the Restatement

Management concluded that certain of the lease restatement items, including the accounting for rent holiday periods and classification of landlord incentives disclosed in Note 2 to the accompanying consolidated financial statements included in this Form 10-K, were effectively remediated as of March 31, 2005.

In coming to the conclusion that the Company’s internal control over financial reporting was not effective as of March 31, 2005, management considered the income tax restatement and material weakness described above.

In addition, management considered among other things, the restatement related to EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”, other accrued liabilities, allowances and inventory reserves as disclosed in Note 2 to the accompanying consolidated financial statements included in this Form 10-K. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” paragraph 29 of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that these restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of these restatement adjustments on shareholders’ equity were not material on the financial statements of prior interim or annual periods; and (iii) that the Company decided to restate its previously issued financial statements solely because the cumulative impact of these adjustments, if recorded in the current period, would have been material to the current year’s reported net income, management concluded that these matters individually or in the aggregate did not constitute a material weakness.

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

Notwithstanding the existence of the material weakness described above, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the interim and annual periods presented.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

Name	Age	Present Position
Thomas J. Hilfiger	54	Honorary Chairman of the Board, Principal Designer and Director
David F. Dyer	56	Chief Executive Officer, President and Director
Mario L. Baeza	54	Director
Jerri L. DeVard	47	Director
Clinton V. Silver	76	Director
Robert T.T. Sze	64	Director
Robert Rosenblatt	47	Chief Operating Officer
James Gallagher	47	Executive Vice President—General Counsel
Theophlius (Theo) Killion	54	Executive Vice President—Human Resources
Joseph Scirocco	49	Chief Financial Officer, Executive Vice President and Treasurer
Quentin Walsh	52	Senior Vice President and Corporate Controller

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

David F. Dyer has served as the Company’s Chief Executive Officer, President and Director since August 2003. From June 2002 until August 2003, Mr. Dyer served as Executive Vice President and General Manager of the Customer Direct business of Sears, Roebuck & Co., a broadline retailer. From 1998 until June 2002 (when Sears, Roebuck & Co. acquired Lands’ End Inc.), Mr. Dyer served as President and Chief Executive Officer of Lands’ End Inc., an apparel company. Mr. Dyer began his career with Burdines, a division of Federated Department Stores, Inc. and held various merchandising and marketing posts during his 17 years there. He later served as President and Chief Operating Officer of Home Shopping Network and was Acting President of J. Crew Catalog, as a consultant for Texas Pacific Group, from 1997 to 1998. Mr. Dyer is also a Director of ADVO, Inc., a direct mail marketing services company listed on the New York Stock Exchange.

Mario L. Baeza has been a Director of the Company since February 2004. Mr. Baeza is the founder and controlling shareholder of Baeza & Co. as well as Chairman of TCW/Latin America Partners, L.L.C. Baeza & Co. was formed in 1995 to create the first U.S. Hispanic-owned merchant banking firm focusing on the Pan-Hispanic region. In 1996, Baeza & Co. entered into a partnership with Trust Company of the West for the purpose of forming TCW/Latin America Partners, L.L.C. (“TCW/LAP”). Mr. Baeza served as Chairman and CEO of TCW/LAP from its inception in 1996. In 2003, Mr. Baeza relinquished day-to-day operating control of TCW/LAP in order to form The Baeza Group. The Baeza Group, controlled by Baeza & Co., is a Hispanic-owned alternative investment firm specializing in the management and distribution of private equity and hedge fund products. Prior to forming TCW/Latin America Partners in 1996, Mr. Baeza served as President of Wasserstein Perella International Limited and Chairman and CEO of Grupo Wasserstein Perella, the Latin American Division of the firm; and until 1994, was a partner at the law firm of Debevoise & Plimpton where, among other practices, he founded and headed the firm’s Latin America Group. Mr. Baeza is a director of Air Products and Chemicals, Inc., Ariel Mutual Fund Group, AusAm Biotechnologies, Inc. and Urban America LLC. The Board has appointed Mr. Baeza as Lead Director of the Board, effective October 31, 2005.

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

Robert T.T. Sze was appointed as a Director of the Company in September 2002. Mr. Sze currently serves as a director and Chairman of the Audit Committee of a number of public companies in Hong Kong, including Asia Satellite Telecommunications Holdings Limited, which is also listed on the New York Stock Exchange. Previously, Mr. Sze served as a Partner of Price Waterhouse Hong Kong for over 20 years. Mr. Sze is a fellow of the Institute of Chartered Accountants in England and Wales and the Hong Kong Institute of Certified Public Accountants.

Robert Rosenblatt has served as Chief Operating Officer of the Company since November 2004. Prior to joining the Company, Mr. Rosenblatt held various senior executive positions with the Home Shopping Network since 1997, including most recently as President of the U.S. Division of the Home Shopping Network from March 2001 to February 2004. From February 2004 until joining the Company, Mr. Rosenblatt served as a consultant for the retail industry.

James Gallagher has served as Executive Vice President—General Counsel of the Company since January 2005. From November 2004 to January 2005, Mr. Gallagher served as the acting General Counsel of Intellirisk Management Corporation, a customer management solutions provider specializing in collections, accounts receivable management and customer retention. From November 2002 through November 2004, Mr. Gallagher served as a legal consultant. From October 1996 to November 2002, Mr. Gallagher served as the Executive Vice President and General Counsel of the Home Shopping Network.

Theo Killion has served as Executive Vice President—Human Resources of the Company since January 2005 and as the Executive Vice President—Human Resources of the Company’s U.S. subsidiary, Tommy Hilfiger U.S.A., Inc., since March 2004. From January 1996 until March 2004, Mr. Killion served as the Vice President of Human Resources of The Limited, an apparel company and broadline retailer.

Joseph Scirocco is Chief Financial Officer, Executive Vice President and Treasurer of the Company. Mr. Scirocco has been an Executive Vice President of the Company since January 2005. Mr. Scirocco has been Chief Financial Officer since October 2002 and has held the title of Senior Vice President and Treasurer since 1997.

Quentin Walsh has served as Senior Vice President and Corporate Controller since January 2005. Prior to joining the Company, from November 1997 until January 2005, Mr. Walsh was the Controller of COACH, Inc., an apparel and accessories company whose shares are traded on the New York Stock Exchange.

Each Executive Officer of the Company also serves as an officer of one or more of the Company’s subsidiaries.

As previously announced, effective as of the close of business of October 31, 2005, Joel J. Horowitz retired as a Director and Non-Executive Chairman of the Board of Directors. In addition, David Tang has also resigned from the Board effective that date in order to more closely attend to other commitments.

Terms of Directors

The Company’s Board of Directors currently consists of six members and is divided into three classes with staggered three-year terms. At each Annual Meeting of Shareholders, the successors of the class of directors whose terms expire at such meeting are elected for three-year terms. The term of Ms. DeVard, and Messrs. Hilfiger, and Sze expire in 2005; the terms of Messrs. Dyer and Silver expire in 2006; and the term of Mr. Baeza expires in 2007.

Attendance at Annual Meeting

The Company’s 2004 Annual Meeting of Shareholders was held on November 1, 2004. Each of the Company’s Directors (then in office) was in attendance.

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

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company’s Reporting Persons during and with respect to the fiscal year ended March 31, 2005 have been complied with on a timely basis.

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

The Audit Committee has been established in accordance with Section 3(a)(58)A of the Securities Exchange Act of 1934, as amended. The Audit Committee reviews the Company’s financial reporting process on behalf of the Board of Directors, appoints the accounting firm to serve as the Company’s Independent Registered Public Accounting Firm, approves services provided to the Company by the Company’s independent auditors and reviews transactions among the Company and its affiliates. The Audit Committee consists of Mr. Sze, who is the Chairman, Mr. Baeza and Mr. Silver, each of whom meets the standards for independence for audit committee members under SEC rules and New York Stock Exchange listing standards. Each Audit Committee member is financially literate, as required of audit committee members by the New York Stock Exchange. The Board of Directors has determined that Mr. Sze is an audit committee financial expert (as defined by SEC rules) and is independent (as defined by SEC rules).

The Compensation Committee is responsible for supervising the Company’s compensation policies, administering the employee stock incentive plans, reviewing officers’ salaries and bonuses, approving significant changes in employee benefits and recommending to the Board of Directors such other forms of remuneration as it deems appropriate. The Compensation Committee consists of Ms. DeVard, who is the Chair, Mr. Baeza and Mr. Sze.

The Nominating & Governance Committee is responsible for (i) assisting the Board of Directors by identifying individuals qualified to become Board members, consistent with the criteria approved by the Board, and to select or recommend that the Board select, the director nominees for the next annual meeting of shareholders; (ii) to recommend to the Board the corporate governance guidelines applicable to the Company; (iii) to lead the Board in its annual review of the Board and management’s performance; and (iv) to recommend to the Board director nominees for each committee. The Nominating & Governance Committee consists of Mr. Silver, who is the Chairman, Mr. Baeza, Ms. DeVard and Mr. Sze.

In October 2004, the Board of Directors of the Company formed a Special Committee of independent directors (the “Special Committee”), consisting of Clinton Silver, Mario Baeza, and Jerri DeVard, to conduct an independent investigation into matters arising out of the investigation by the U.S. Attorney of the Southern District of New York (“USAO”) regarding buying office commission rates. On August 10, 2005, the Company announced that it had resolved the investigation by executing a non-prosecution agreement with the USAO. Mr. Silver is Chairman of the Special Committee.

Identifying and Evaluating Nominees for Director

The Company’s Nominating and Governance Committee is responsible for reviewing the qualifications and independence of the members of the Board and its various committees on a periodic basis as well as the composition of the Board as a whole. This assessment will include members’ qualification as independent, as well as consideration of diversity, age, skills, and experience in the context of the needs of the Board. Nominees for directorship will be recommended to the Board by the Nominating & Governance Committee in accordance with the policies and principles in its charter. The invitation to join the Board is extended by the Board itself, by the Chairman of the Nominating & Governance Committee and the Chairman of the Board.

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

Shareholder Nominees

As provided in the Company’s Nominating & Governance Committee Charter, the Company will consider director candidates recommended by shareholders. Shareholders who wish to make such a recommendation should send the recommendation to Tommy Hilfiger Corporation, Attention: Secretary, c/o Tommy Hilfiger U.S.A., Inc., 601 W. 26th Street, New York, NY 10001; with a copy to the same address, Attention: Vice President of Corporate Affairs. The envelope must contain a clear notation that the enclosed letter is a “Director Nominee Recommendation.” The letter must identify the author as a shareholder, provide a brief summary of the candidate’s qualifications and history and must be accompanied by evidence of the sender’s stock ownership. Any director recommendations will be reviewed by the Company’s Secretary and forwarded to the Chairman of the Nominating & Governance Committee for further review and evaluation. If the Chairman of the Nominating & Governance Committee believes that the candidate fits the criteria of a director described above, the recommendation will be shared with the entire Board.

Communications with the Board or the Presiding Director

The independent directors have selected Clinton Silver as Presiding Director. Among other things, the Presiding Director chairs executive sessions of non-management directors, held at least three times a year. You can contact the Company’s Board of Directors, non-management directors as a group, the Presiding Director or any other director by writing to the Board, the Company’s non-management directors as a group, or such director c/o Secretary, Tommy Hilfiger Corporation, c/o Tommy Hilfiger U.S.A., Inc., 601 W. 26th Street, New York, NY 10001; with a copy to the same address, Attention: Vice President of Corporate Affairs. The Secretary will promptly forward any communication unaltered to the Board, non-management directors as a group or such director.

Corporate Governance Guidelines

The Board of Directors has adopted corporate governance principles to provide guidelines for the Board to ensure effective corporate governance. The Company’s Corporate Governance Guidelines are available at the Company’s website, www.tommy.com (under the “Company Info” caption followed by the “Corporate Governance” caption).

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics and a Code of Ethics for the CEO and Senior Financial Officers that applies to its principal executive officer, its principal financial officer, principal accounting officer or controller and other persons performing similar functions. Both codes are posted on the Company’s website, www.tommy.com, (under the “Company Info” caption, followed by the “Corporate Governance” caption) and are also available in print to any shareholder who requests it by written request addressed to Tommy Hilfiger Corporation, Attention: Secretary, c/o Tommy Hilfiger U.S.A., Inc., 601 W. 26th Street, New York, NY 10001; with a copy to the same address, Attention: Vice President of Corporate Affairs. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for CEO and Senior Financial Officers by posting such information on our website. In addition, the Company’s Chief Executive Officer submitted his most recent annual certification to the NYSE under Section 303A.12 of the NYSE Listing Standards on February 2, 2005.

Director Compensation

Directors who are officers or employees of the Company or any of its subsidiaries receive no additional compensation for their service on the Board of Directors and its Committees. For the fiscal year ended March 31, 2005, all Non-Employee Directors receive the following retainers: $40,000 per annum for members of the Board of Directors; $5,000 per annum for members of standing committees; and $3,000 per annum for Chairmen of standing committees. The Non-Employee Directors also receive $2,000 for attendance at each meeting of the Board of Directors or a committee. In addition, the Non-Employee Directors participate in the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan and the Tommy Hilfiger Corporation 2003 Incentive Compensation Plan. See “Stock-Based Plans.” In August 2005, the Board of Directors approved the recommendation of the Nominating and Goverance Committee to increase the amount paid to the Chairman of the Board Committees as follows: Chairman of the Audit Committee, $10,000 per annum, Chairman of the Compensation Committee, $5,000 per annum and the Chairman of the Nominating and Governance Committee, $5,000 per annum.

Each member of the Special Committee is paid $2,000 for each meeting of the Special Committee which he or she attends, as well as $250 per hour for each day or significant portion thereof devoted to reviewing any Special Committee related matters. The Chairman of the Special Committee also receives $3,000 per annum.

In consideration for his services as Non-Executive Chairman of the Board from April 1, 2005 to October 31, 2005, the Company paid Mr. Horowitz at a rate of $40,000 per year, plus benefits. Mr. Horowitz received $5,000 for attendance at each meeting of the Board of Directors of the Company during such period.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid and accrued by the Company and its subsidiaries for the fiscal years ended March 31, 2005, 2004 and 2003 to the Company’s chief executive officer during such periods and the five other most highly compensated executive officers (the “Named Executive Officers”).

For the fiscal year ended March 31, 2003, Mr. Horowitz served as the Company’s Chief Executive Officer and President and continued to hold such positions until August 2003. In August 2003, Mr. Dyer became Chief Executive Officer and President of the Company.

	Annual Compensation							Long-Term Compensation
								Awards
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Other Annual Compensation		Restricted Stock Awards ($)		Securities Underlying Stock Options (#)	All Other Compensation ($)
Joel J. Horowitz Former Non-Executive Chairman of the Board, and former Chief Executive Officer and President	2005 2004 2003	1,000,000 676,595 662,678		250,000 8,209,000 7,645,000	(3) (3)	219,244 — —	(1)	— — —		— — —	4,250 6,150 6,000	(2) (2) (2)

Thomas J. Hilfiger Honorary Chairman of the Board and Principal Designer	2005 2004 2003	14,546,000 18,344,000 20,563,000	(4) (4) (4)	— — —		— — —		— — —		— — —	6,300 6,150 6,000	(2) (2) (2)

David F. Dyer Chief Executive Officer and President	2005 2004 2003	1,250,000 833,333 —	(6)	187,500 2,500,000 —	(5) (7)	464,701 164,385 —	(1) (1)	— — —		500,000 500,000 —	2,100 206,082 —	(2) (8)

Robert Rosenblatt Chief Operating Officer	2005 2004 2003	309,626 — —	(9)	350,000 — —	(10)	— — —		224,250 — —	(11)	225,000 — —	22,523 — —	(12)

Joel H. Newman Former Executive Vice President—Finance and Operations	2005 2004 2003	609,950 950,000 850,000	(13)	634,000 950,000 567,000		— — —		— — —		— — 50,000	— 16,150 16,400	(14) (14)

Theo Killion Executive Vice President—Human Resources	2005 2004 2003	500,000 3,640 —	(15)	56,250 175,000 —	(16)	— — —		— — —		50,000 100,000 —	— — —

(1)	Amount represents imputed value in the amount shown for personal travel on private aircraft, paid for by the Company, based on the Company’s aggregate incremental cost.
(2)	Amount represents employer matching contribution under the Tommy Hilfiger U.S.A. 401(k) Profit Sharing Plan (the “401(k) Plan”).
(3)	Pursuant to an incentive plan approved by shareholders of the Company, Mr. Horowitz received an annual bonus equal to 5% of the Company’s earnings.
(4)	Pursuant to an employment agreement entered into prior to the Company’s initial public offering, Mr. Hilfiger receives annual salary payments equal to $900,000 plus 1.5% of the net sales (as defined in the agreement) of TH USA and its subsidiaries over $48,333,333. See “Certain Employment Agreements.”
(5)	On August 10, 2005, the Company and Mr. Dyer entered into an agreement at Mr. Dyer’s initiative that waived $125,000 of his bonus for the fiscal year ended March 31, 2005 that he was otherwise entitled to receive under his employment agreement so that his bonus payout aligned and was consistent with the percentage of target payouts of other employees of the Company. See “Certain Employment Agreements”.
(6)	For the fiscal year ended March 31, 2004, Mr. Dyer’s annual base salary was $1,250,000. The amount listed represents the payment of Mr. Dyer’s salary from the commencement of his employment until the end of the Company’s fiscal year.

(7)	Amount includes a bonus of $1,000,000 paid to Mr. Dyer upon commencement of his employment.
(8)	Amount primarily includes (i) payment of relocation related expenses in the amount of $49,549 in connection with Mr. Dyer’s employment with the Company; and (ii) payment of legal fees in the amount of $154,075 in connection with the preparation of Mr. Dyer’s employment agreement.
(9)	For the fiscal year ended March 31, 2005, Mr. Rosenblatt’s annual base salary was $750,000. The amount listed represents the payment of Mr. Rosenblatt’s salary from the commencement of his employment until the end of the Company’s fiscal year.
(10)	Amount represents a bonus of $350,000 paid to Mr. Rosenblatt upon commencement of his employment.
(11)	Amount represents 25,000 restricted stock units granted to Mr. Rosenblatt at a value of $8.97 per share. These restricted stock units vest three years from the date of grant.
(12)	Amount primarily includes reimbursed expenses related to relocation and temporary living costs.
(13)	For the fiscal year ended March 31, 2005, Mr. Newman’s annual base salary was $950,000. The amount listed represents the payment of Mr. Newman’s salary from the commencement of the fiscal year until his retirement from the Company in November 2004.
(14)	Amount represents employer matching contribution under the 401(k) Plan plus reimbursement for supplemental term life insurance premium payments of $10,000.
(15)	For the fiscal year ended March 31, 2004, Mr. Killion’s annual base salary was $475,000. The amount listed represents the payment of Mr. Killion’s salary from the commencement of his employment until the end of the Company’s fiscal year.
(16)	Amount represents a bonus paid to Mr. Killion upon commencement of his employment.

Stock Option Grants

The following table sets forth information regarding grants of stock options during fiscal year 2005 to the Named Executive Officers.

Stock Option Grants In Last Fiscal Year

	Individual Grants					Grant Date Value
Name	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Year	Exercise Price $/Share	Expiration Date	Grant Date Present Value ($)
Thomas J. Hilfiger	—		—	—	—	—
Joel J. Horowitz	—		—	—	—	—
David F. Dyer	500,000	(1)	20.1	$17.195	4/1/2014	$3,287,650	(2)
Robert Rosenblatt	225,000	(3)	9.0	$8.975	11/4/2014	$751,050	(4)
Joel H. Newman	—		—	—	—	—
Theo Killion	50,000	(3)	2.0	$11.68	3/31/2015	$212,015	(5)

(1)	The stock options granted to Mr. Dyer on April 1, 2004, were non-qualified options granted pursuant to the Tommy Hilfiger Corporation 2001 Stock Incentive Plan. Such options become exercisable at a rate of 33 and 1/3% on each anniversary of the grant date.
(2)	The fair value of these options on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions: volatility of 52%; risk-free interest rate of 2.57%, expected life of 3 years; and no future dividends. The dollar amount in this column is not intended to forecast potential future appreciation, if any, of the Company’s Ordinary Shares.
(3)	The stock options were non-qualified options granted pursuant to the Tommy Hilfiger Corporation 2003 Incentive Compensation Plan. Such options become exercisable at a rate of 25%, 25% and 50% on each of the first 3 anniversaries of the grant date.
(4)	The fair value of these options on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions: volatility of 49%; risk-free interest rate of 3.09%, expected life of 3 years; and no future dividends. The dollar amount in this column is not intended to forecast potential future appreciation, if any, of the Company’s Ordinary Shares.
(5)	The fair value of these options on the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions: volatility of 48%; risk-free interest rate of 3.91%, expected life of 3 years; and no future dividends. The dollar amount in this column is not intended to forecast potential future appreciation, if any, of the Company’s Ordinary Shares.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information regarding stock option exercises during the fiscal year ended March 31, 2005 by the Named Executive Officers, and the values of such officer’s unexercised options as of March 31, 2005.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Stock Options at Fiscal Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Stock Options at Fiscal Year-End ($) Exercisable/ Unexercisable
Thomas J. Hilfiger	—	—	—	—
Joel J. Horowitz	—	—	—	—
David F. Dyer	—	—	166,667 / 833,000	$255,001 / $509,999
Robert Rosenblatt	—	—	0/225,000	0 / $613,125
Joel H. Newman	—	—	—	—
Theo Killion	—	—	25,000 / 125,000	0 / $1,000

Supplemental Executive Retirement Plan

The Company maintains the Tommy Hilfiger U.S.A., Inc. Supplemental Executive Retirement Plan (the “SERP”), a nonqualified unfunded plan, to provide retirement benefits to senior executives designated by the Chief Executive Officer of TH USA. As of March 31, 2005, Mr. Newman, who retired from the Company in November 2004, was the only named Executive Officer receiving payments under the SERP.

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

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “AJCA”), which changes the tax laws governing the operation of deferred compensation plans such as the SERP. Although the AJCA imposes numerous requirements on deferred compensation plans, these new requirements do not apply to benefits accrued and vested as of December 31, 2004 (unless the plan is “materially modified” thereafter).

In order to preserve the favorable tax treatment with respect to grandfathered SERP benefits and to ensure the SERP is not materially modified, the Company recently proposed amendments to the SERP that “froze” the SERP effective as of December 31, 2004. This means that, effective as of January 1, 2005, participants will no longer earn or accrue any additional benefits under the SERP and any future salary increases will not be taken into account under the SERP benefit formula. This freezing of the SERP in no way impacts or reduces the SERP benefit accrued as of December 31, 2004. Participants will be entitled to receive a distribution of their SERP benefit accrued as of December 31, 2004 at such time or times a distribution is permitted under the terms of the SERP in effect prior to 2005.

For purposes of the SERP, the amount specified in the Annual Compensation portion of the Summary Compensation Table under the heading “Salary” would constitute “base salary.” As of March 31, 2005, Mr. Newman completed 12 years of service and was vested under the SERP. Mr. Newman currently receives monthly payments under the SERP in the amount of $16,200. Mr. Dyer was scheduled to become vested under the SERP in August 2006 (following three years of service to TH USA). However, owing to the freeze of the SERP described above, Mr. Dyer will not accrue any benefit under this program.

Certain Employment Agreements

The Company (including its subsidiaries) had employment agreements with Messrs. Hilfiger, Horowitz, Dyer and Newman during the fiscal year ended March 31, 2005. The Company (including its subsidiaries) had letter agreements with Messrs. Rosenblatt and Killion during the fiscal year ended March 31, 2005.

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

Joel J. Horowitz

As previously announced, effective as of the close of business on October 31, 2005, Mr. Horowitz retired as a Director and Non-Executive Chairman of the Board of Directors. On April 1, 2004, the Company and TH USA entered into an employment agreement with Mr. Horowitz (the “FY 2005 Agreement”). Under this agreement, Mr. Horowitz served as the Executive Chairman of the Company and TH USA for a term ending March 31, 2005. Mr. Horowitz’s agreement provided for him to receive base salary of $1,000,000 for the fiscal year ending March 31, 2005. He is also eligible for an annual cash bonus based upon achieving specified revenue and net income goals, with a target bonus of 100% of his base salary and a maximum bonus of 200% of his base salary. Under this agreement, Mr. Horowitz is not entitled to receive any stock options, restricted stock or other long term incentive compensation. If the Company terminated Mr. Horowitz’s employment without cause or he resigned for good reason, he would be entitled to a lump sum payment of his base salary through the term of the agreement, plus any payment of his bonus for the fiscal year ending March 31, 2005 based on actual performance for the year. Mr. Horowitz has agreed in his employment agreement to abide by covenants regarding Company ownership of his work product, confidentiality of Company information, non-competition, and non-solicitation of Company employees, and to cooperate with the Company and its affiliates after termination of his employment in litigations and governmental investigations. The FY 2005 Agreement expired on March 31, 2005.

From April 1, 2005 to October 31, 2005, Mr. Horowitz served as the Non-Executive Chairman of the Board of the Company. In consideration for his services as Non-Executive Chairman of the Board, the Company paid Mr. Horowitz at a rate of $40,000 per year, plus benefits. Mr. Horowitz also received $5,000 for attendance at each meeting of the Board of Directors of the Company during such period. Mr. Horowitz retired from the Company at the Board of Directors’ meeting held on October 31, 2005.

Prior to entering into the FY 2005 Agreement, Mr. Horowitz had an employment agreement which originally provided for his employment as Chief Executive Officer of TH USA until March 31, 2004, and which was revised upon the appointment of Mr. Dyer in August 2003 to provide for Mr. Horowitz’s employment as Executive Chairman of the Company and TH USA. The agreement provided for an annual base salary, which in fiscal 2004 was $676,595, with increases from the prior year by the average percentage increase for all employees of TH USA.

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

David F. Dyer

On August 3, 2003, the Company and TH USA entered into an employment agreement with Mr. Dyer for him to serve as Chief Executive Officer and President of the Company and TH USA for an initial term ending March 31, 2007. Mr. Dyer’s agreement provides for him to receive a base salary of at least $1,250,000 per year, with annual increases at least equal to the average annual base salary increases provided TH USA’s corporate employees generally in the annual review process. He is also eligible for an annual cash bonus based upon achieving specified revenue and net income goals, with a target bonus of 100% of his base salary and a maximum bonus of 200% of his base salary. He also received a cash signing bonus of $1,000,000.

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

On August 10, 2005, the Company, TH USA and Mr. Dyer entered into an agreement, at Mr. Dyer’s initiative, that waives certain bonus payments and salary increases he would otherwise have been contractually entitled to receive under his August 2003 employment agreement. Mr. Dyer had initiated discussions with the Compensation Committee of the Company’s Board of Directors last year about his request for these waivers in order to better align with the Company’s employee compensation structure in view of what he believed was good management practice at a time of corporate repositioning.

To that end, under the terms of the waiver, Mr. Dyer (i) acknowledges his waiver of $125,000 of his bonus for the fiscal year ended March 31, 2005 that he was otherwise entitled to receive under the employment agreement so that his bonus payout aligned and was consistent with the percentage of target payouts of other employees of the Company; (ii) acknowledges his waiver of the $37,500 increase in his annual base salary that was to have taken effect pursuant to his employment agreement beginning on October 1, 2004; and (iii) waives the additional $51,500 increase in his annual base salary that would otherwise take effect pursuant to his employment agreement on October 1, 2005, which was not, in fact, waived. In addition, Mr. Dyer, in his sole discretion, may waive the increase in his base salary that will be due on October 1, 2006 as well as portions of any bonus for the fiscal years ending March 31, 2006 and 2007 that may be payable under the bonus calculation formula in his employment agreement.

The waiver stipulates that the waived amounts will not be repaid, with the only exception being if Mr. Dyer’s employment were to be terminated by the Company prior to the March 31, 2007 term of his employment agreement without cause or by Mr. Dyer for good reason (as such terms are defined in his employment agreement). However, in no event will the waived amounts be paid if Mr. Dyer’s employment is terminated following or in connection with a change of control (as defined in the employment agreement). Solely for purposes of calculation the amount of any severance payments payable to Mr. Dyer under the employment agreement following termination of his employment, he will be treated as if his annual base salary rate were the amount that would have been payable to him under the employment agreement in the absence of his waivers.

Robert Rosenblatt

On November 4, 2004, TH USA entered into a letter agreement with Mr. Rosenblatt, providing for his employment as Group President and Chief Operating Officer of TH USA and Chief Operating Officer of the Company.

Under the terms of the letter agreement, Mr. Rosenblatt will receive an annual base salary of $750,000, subject to annual review, and will be eligible to participate in the Company’s Incentive Compensation Plan beginning in fiscal 2006, with incentive levels set at 100% of his base salary. Mr. Rosenblatt will participate in all benefit plans and programs the Company provides to all employees in accordance with their terms and conditions as they may be modified by the Company from time to time. The letter agreement further provides that Mr. Rosenblatt will be reimbursed for up to seven months of temporary housing (up to $50,000) and reasonable relocation expenses.

Mr. Rosenblatt also received a signing bonus of $350,000 in connection with the execution of the letter agreement. In the event that Mr. Rosenblatt resigns or his employment is terminated by the Company for cause (as defined in the letter agreement) within the first year of his employment with the Company, he is required to repay the Company within 30 days of his resignation or termination a proportionate amount of such signing bonus.

On the date of execution of his letter agreement, Mr. Rosenblatt was granted 225,000 options to purchase shares of the Company’s ordinary stock subject to the terms and conditions of the Company’s 2003 Incentive Compensation Plan (the “2003 Plan”) and 25,000 shares of restricted stock subject to the terms and conditions of the Company’s 2001 Stock Incentive Plan. In addition, pursuant to the terms of the letter agreement, on each of April 1, 2005 and April 1, 2006, Mr. Rosenblatt will be granted either (a) 175,000 stock options or (b) at the discretion of the Company, such other award other than stock options (including, but not limited to, cash, stock appreciation rights, restricted stock or restricted stock units) comparable in value to the grant of 175,000 stock options. On April 1, 2005, Mr. Rosenblatt was granted 175,000 stock options. Any stock options granted pursuant to the letter agreement will have an exercise price equal to the Fair Market Value (as defined in the 2003 Plan) of the Company’s ordinary shares on the grant date. Each stock option grant under the letter agreement will vest 25%, 25% and 50%, respectively, on each of the first three anniversaries of the grant date for each grant. The restricted stock granted under the letter agreement shall vest in full on the third anniversary of the letter agreement. In the event of a Change in Control (as defined in the 2003 Plan), all outstanding stock options, restricted stock or other such stock awards granted to Mr. Rosenblatt under the letter agreement shall become fully vested and exercisable.

If Mr. Rosenblatt is terminated for any reason other than his death, disability, resignation or Cause (as defined in the letter agreement), and if Mr. Rosenblatt executes a release and separation agreement satisfactory to the Company, Mr. Rosenblatt will receive base salary continuation for 12 months from the date his employment terminates. Such salary continuation will be offset by any compensation and benefits Mr. Rosenblatt is entitled to receive from other employment (including self employment) during the salary continuation period. Following such termination, Mr. Rosenblatt will not be entitled to any bonus not already paid or any other benefits provided by the letter agreement.

Mr. Rosenblatt has agreed in his employment agreement to abide by covenants regarding confidentiality of Company information, non-competition, and non-solicitation of Company employees.

Joel H. Newman

Mr. Newman retired from the Company in November 2004. The employment agreement, as amended, with Mr. Newman, the Company’s former Executive Vice President—Finance and Operations, provided for his employment with TH USA until March 31, 2005, provided, however, that Mr. Newman had the right to terminate his employment voluntarily before March 31, 2005 on at least 60 days’ advance notice to TH USA provided that the date of termination is after November 30, 2004 (an “Elective Termination”). The agreement provided for an annual base salary of $950,000 in fiscal 2004 and fiscal 2005. Under the agreement, Mr. Newman was entitled to receive a minimum bonus of $634,000 in fiscal 2004 and fiscal 2005; provided that if the Company achieves or exceeds its annual budget for a specified fiscal year, the minimum bonus will be 100% of the base salary for such year.

If Mr. Newman’s employment was terminated by the Company without “cause” (as defined in the agreement) or by Mr. Newman with “good reason” (as defined in the agreement), or when the agreement terminates on March 31, 2005, Mr. Newman would have generally, subject to certain conditions, be entitled to receive (i) base salary continuation until the end of the then current term plus one year (subject to mitigation from compensation and benefits received from other employment (the “Mitigation”)), (ii) any unpaid bonus for a fiscal year that ended on or before the date of termination, (iii) for a termination occurring on March 31, 2005, his full bonus for the fiscal year ended March 31, 2005, and (iv) for a termination occurring after March 31, 2004, but before March 31, 2005, a pro-rated annual bonus for the fiscal year in which the termination occurs. If Mr. Newman elected to terminate his employment before March 31, 2005 on 60 days notice, he was entitled to receive any unpaid bonus for a fiscal year that has ended and, subject to certain conditions, base salary continuation for the one-year period beginning on the date of termination, plus a pro-rated portion of his annual bonus (if any) that otherwise would have been payable to Mr. Newman in respect of the fiscal year in which the date of termination occurs.

In addition, if Mr. Newman’s employment was terminated during calendar year 2004 by the Company without cause or by Mr. Newman with good reason or if there is an Elective Termination, he would have received a full year’s credited service for 2004 under the SERP. Finally, if Mr. Newman’s employment was terminated by the Company without cause or by Mr. Newman with good reason within two years after a change of control, his salary continuation payments would not be subject to the Mitigation.

Mr. Newman has agreed in his employment agreement and his separation agreement to abide by covenants regarding confidentiality of Company information, non-competition, and non-solicitation of Company employees.

Theo Killion

On March 26, 2004, TH USA entered into a letter agreement with Mr. Killion, providing for his employment as Executive Vice President—Human Resources of TH USA. In January 2005, Mr. Killion was appointed as Executive Vice President—Human Resources of the Company.

Under the terms of the letter agreement, Mr. Killion will receive an annual base salary of $475,000, subject to annual increases not to exceed the average increase of salaried employees for TH USA. During fiscal year 2005, Mr. Killion’s base salary was increased to $500,000. Mr. Killion is eligible to participate in the Company’s Incentive Compensation Plan, with incentive levels set at 75% of his base salary and a maximum of 200%. Mr. Killion will participate in all benefit plans and programs the Company provides to all employees and those in a similar executive capacity, in accordance with their terms and conditions as they may be modified by the Company from time to time. The letter agreement further provides that Mr. Killion will be reimbursed for all usual and customary moving and relocation expenses, including up to 120 days of temporary housing. Mr. Killion also received a signing bonus of $175,000 in connection with the execution of the letter agreement.

Pursuant to the letter agreement, on March 30, 2004, Mr. Killion was granted 100,000 options to purchase shares of the Company’s ordinary stock subject to the terms and conditions of the 2003 Plan. In addition, pursuant to the terms of the letter agreement, on March 31, 2005, Mr. Killion was granted 50,000 stock options. Stock options granted pursuant to the letter agreement have an exercise price equal to the Fair Market Value (as defined in the 2003 Plan) of the Company’s ordinary shares on the grant date. Each stock option grant under the letter agreement will vest 25%, 25% and 50%, respectively, on each of the first three anniversaries of the grant date for each grant.

If Mr. Killion is terminated without Cause (as defined in the 2003 Plan) or there is a Change in Control (as defined in the 2003 Plan), and if Mr. Killion executes a release and separation agreement satisfactory to the Company, Mr. Killion will receive (i) base salary continuation for 12 months from the date his employment terminates; (ii) his earned bonus (according to the Company’s plan and performance); and (iii) reimbursement for the cost of his COBRA coverage (provided he elects for COBRA).

Mr. Killion has agreed in his employment agreement to abide by covenants regarding confidentiality of Company information, non-competition, and non-solicitation of Company employees.

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

Indemnification Agreements

Under the law of the British Virgin Islands (“BVI”), where the Company is incorporated, and the law of Delaware, where the Company’s principal U.S. subsidiary, TH USA is incorporated, a corporation has the power to provide mandatory indemnification against certain liabilities and expenses incurred by its officers and directors if they meet the applicable statutory standard of conduct.

In the case of officers and directors of TH USA, TH USA’s by-laws, as permitted by Delaware law, provide that TH USA shall indemnify any person who is or was a party or threatened to be a party to any threatened, pending or completed proceedings by reason of the fact that the person is or was a director or officer of TH USA, if such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of TH USA. TH USA’s by-laws also require TH USA to advance expenses incurred in defending or investigating a threatened or pending proceeding upon receipt by TH USA of an undertaking by the director or officer to repay such amount if it is ultimately determined that such person is not entitled to be indemnified.

In the case of officers and directors of the Company, the Company’s Articles of Association permit the Company to indemnify any person who is or was a party or threatened to be made a party to any threatened, pending or completed proceedings by reason of the fact that the person is or was a director or officer of the Company, if such person acted honestly and in good faith with a view to the best interests of the Company.

On March 31, 2005, as permitted by BVI law, the Company began entering into indemnification agreements with its current officers and directors, including Messrs. Horowitz, Hilfiger, Dyer, Rosenblatt and Killion, following the prior authorization of such agreements by the unanimous vote of the Company’s independent directors. These indemnification agreements provide mandatory indemnification and advancement of expenses for the Company’s current officers and directors, subject to meeting the applicable standard of conduct under BVI law, that is generally comparable to the mandatory indemnification and advancement of expenses provided to TH USA’s officers and directors under TH USA’s by-laws.

The indemnification agreements require the Company to indemnify its officers and directors to the fullest extent permitted by applicable law if, by reason of their serving or having served as officers or directors of the Company or, at the request of the Company, in any capacity at another entity, they are made or threatened to be made a party to or a participant in any proceeding, against costs and expenses, including reasonable attorneys’ fees, and any losses, judgments or amounts paid in settlement actually and reasonably incurred in connection with such proceeding, if the officer or director acted honestly and in good faith with a view to the best interests of the Company. The indemnification agreements also require the Company to pay in advance of the final disposition of a proceeding all reasonable expenses, including reasonable attorneys’ fees, incurred in connection with such proceeding, subject to an undertaking by the officer or director to repay any advance if it is ultimately determined that the officer or director is not entitled to be indemnified against such expenses.

The rights under the indemnification agreement to receive indemnification and advancement of expenses are not exclusive of any other rights that the director or officer may have under applicable law, the Company’s Articles of Association, a vote of stockholders or a resolution of directors, director and officer liability insurance policies or otherwise.

The Company is not required by the indemnification agreements to indemnify the directors and officers against fines and penalties or with respect to claims (i) for an accounting of profits made from the purchase or sale of the Company’s securities under Section 16 of the Securities Exchange Act of 1934, (ii) resulting from the person’s knowingly fraudulent, dishonest or willful misconduct, or (iii) for which the payment of expenses or losses under the indemnification agreement is not permitted by applicable law. The indemnification agreements require the officer or director (i) to cooperate fully with the Company in responding to any proceeding, (ii) to provide all required information and documents, and (iii) to be available for testimony, in each case as reasonably requested by the Company. A determination regarding a person’s entitlement to indemnification may be made by either independent counsel selected by the Board of Directors of the Company or by the disinterested directors of the Company.

The indemnification agreements also provide that the Company shall use its best efforts to continue to maintain directors’ and officers’ liability insurance policies for the benefit of the persons executing the indemnification agreements having at least the same liability coverage amounts as the Company’s current directors’ and officers’ liability insurance policies; provided that the Company is not obligated to pay premiums for such insurance that are, in the good faith determination of the Board of Directors of the Company, unreasonable for the Company to undertake.

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

Mr. Hilfiger is not eligible for grants under the 2001 Stock Incentive Plan.

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

Mr. Hilfiger is eligible for grants under the 2003 Plan.

Currently, over half of the full-time employees of the Company and its subsidiaries are participants in the Employee Stock Incentive Plans.

Directors Option Plan. In August 1994, the shareholders of the Company approved the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan, which was amended in February 2004 (the “Directors

Option Plan”). Options for up to 400,000 Ordinary Shares (subject to certain adjustments as provided in the plan) may be granted under the Directors Option Plan. Each director who is not an officer or employee of the Company or any subsidiary of the Company (a “Non-Employee Director”) receives an initial stock option to purchase 20,000 Ordinary Shares, and subsequent annual grants of options to purchase 4,000 Ordinary Shares (the “Annual Option Grant”), in each case at an exercise price equal to the fair market value at the date of grant.

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

The Directors Option Plan expired on December 31, 2004. Following the expiration of the Directors Option Plan, stock options will be granted to Non-Employee Directors under the 2003 Plan. Under the 2003 Plan, each Non-Employee Director receives an initial stock option to purchase 20,000 Ordinary Shares, and subsequent annual grants of options to purchase 4,000 Ordinary Shares, in each case at an exercise price equal to the fair market value at the date of grant.

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

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee consists of Ms. DeVard, who is the Chair, Mr. Baeza and Mr. Sze.

AIHL-Pepe Limited, a BVI corporation (collectively with its predecessors and certain of its affiliates, “AIHL”), is owned 22.5% by Mr. Hilfiger, Honorary Chairman of the Board, Principal Designer and a Director of the Company, and 7.5% by Mr. Horowitz, formerly Non-Executive Chairman of the Board and a Director of the Company.

During the Company’s last fiscal year, Messrs. Hilfiger and Horowitz were executive officers and/or directors of AIHL (which has no Compensation Committee).

See “Certain Relationships and Related Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth data as of November 1, 2005 concerning the beneficial ownership of Ordinary Shares by (i) the persons known to the Company to beneficially own more than 5% of the outstanding Ordinary Shares, (ii) all directors and nominees and each Named Executive Officer and (iii) all directors and executive officers as a group.

	Amount Beneficially Owned		Percent of Class (1)
Brandes Investment Partners, L.P. (2)	5,238,867		5.7%
11988 El Camino Real, Suite 500
San Diego, CA 92130

FMR Corp. (3)	9,621,080		10.5%
82 Devonshire Street
Boston, MA 02109

Iridian Asset Management LLC (4)	4,629,600		5.0%
276 Post Road West
Wesport, CT 06680-4704

Lord, Abbett & Co. (5)	11,037,487		12.2%
90 Hudson Street
Jersey Street, NJ 07302

Ziff Asset Management, L.P. (6)	5,674,730		6.2%
283 Greenwich Avenue
Greenwich, CT 06830

Directors and Named Executive Officers:

Thomas J. Hilfiger	3,968,548		4.3%

Joel J. Horowitz	516,182		*

David F. Dyer	500,001	(7)	*

Mario L. Baeza	20,000	(8)	*

Jerri L. DeVard	20,000	(8)	*

Clinton V. Silver	16,400	(8)	*

Robert T.T. Sze	16,800	(8)	*

Robert Rosenblatt	56,250	(9)	*

Theo Killion	25,000	(10)	*

Joel H. Newman	409,000	(11)	*

All directors and executive officers as a group (13 persons)	5,773,181	(12)	6.3%

*	Less than 1%.
(1)	Shares outstanding with respect to each person includes the right to acquire beneficial ownership of Ordinary Shares pursuant to currently exercisable stock options, if any, held by such person under Company stock option plans. See footnotes, 7, 8, 9, 10, 11 and 12. For purposes of this table, “currently exercisable” stock options includes options becoming vested and exercisable within 60 days from November 1, 2005.
(2)	Information based on Schedule 13G, dated May 18, 2005, filed with the Securities and Exchange Commission (“SEC”) by Brandes Investment Partners, L.P (“Brandes”) and certain of its control person affiliates. According to the Schedule 13G, Brandes, an investment adviser, had shared dispositive power over 5,238,867 of the shares and shared voting power over 4,960,669 of the shares.

(3)	Information based on Amendment No. 5 to Schedule 13G, dated February 14, 2005, filed with the SEC by FMR Corp. (“FMR”). According to the Schedule 13G, FMR, a parent holding company, had sole dispositive power over all of the shares and sole voting power over none of the shares.
(4)	Information based on Schedule 13G, dated February 8, 2005, filed with the SEC by and on behalf of Iridian Asset Management LLC, The Governor and Company of the Bank of Ireland, IBI Interfunding, BancIreland/First Financial, Inc., and BIAM (US) Inc. (collectively, the “Reporting Persons”). According to the Schedule 13G, the Reporting Persons had shared dispositive power and shared voting power over all of the shares.
(5)	Information based on Amendment No. 2 to Schedule 13G, dated February 2, 2005, filed with the SEC by Lord, Abbett & Co. (“Lord, Abbett”). According to the Schedule 13G, Lord, Abbett, an investment adviser, had sole dispositive power and sole voting power over all of the shares.
(6)	Information based on Schedule 13G, dated September 13, 2005, filed with the SEC by and on behalf of Ziff Asset Management, L. P., PBK Holdings, Inc. and Philip B. Korsant (collectively, the “reporting persons”). According to the Schedule 13G, the reporting persons had shared dispositive power and shared voting power over all of the shares.
(7)	Issuable upon the exercise of currently exercisable stock options under the Tommy Hilfiger Corporation 2001 Stock Incentive Plan and the Tommy Hilfiger Corporation 2003 Incentive Compensation Plan.
(8)	Issuable upon the exercise of currently exercisable stock options under the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan and the Tommy Hilfiger Corporation 2003 Incentive Compensation Plan.
(9)	Issuable upon the exercise of currently exercisable stock options under the Tommy Hilfiger Corporation 2003 Incentive Compensation Plan.
(10)	Issuable upon the exercise of currently exercisable stock options under the Tommy Hilfiger Corporation 2001 Stock Incentive Plan.
(11)	Issuable upon the exercise of currently exercisable stock options under the Tommy Hilfiger U.S.A. and Tommy Hilfiger (Eastern Hemisphere) Limited 1992 Stock Incentive Plans and the Tommy Hilfiger Corporation 2001 Stock Incentive Plan.
(12)	Includes 1,288,451 Ordinary Shares issuable upon the exercise of currently exercisable stock options held by all directors and executive officers under the Tommy Hilfiger U.S.A. and Tommy Hilfiger (Eastern Hemisphere) Limited 1992 Stock Incentive Plans, the Tommy Hilfiger Corporation 2001 Stock Incentive Plan, the Tommy Hilfiger Corporation 2003 Incentive Compensation Plan, and the Tommy Hilfiger Corporation Non-Employee Directors Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain relationships and transactions between the Company and certain directors and executive officers of the Company and certain of their affiliates are described below. See “Executive Compensation—Compensation Committee Interlocks and Insider Participation” for a complete description of the interests and relationships of such directors and executive officers in and with these affiliates.

THLI is party to a geographic license agreement for Japan with Tommy Hilfiger Japan Corporation (“THJC”). Messrs. Hilfiger and Horowitz indirectly own a minority equity interest in THJC. Under the license agreement, THJC pays THLI a royalty based on a percentage of the value of licensed products sold by it. Subject to certain exceptions, all products sold by or through THJC must be purchased through THEH or TH USA pursuant to buying agency agreements. Under these agreements, THEH and TH USA are paid a buying agency commission based on a percentage of the cost of products sourced through them. Pursuant to these arrangements, royalties and buying agency commissions totaled $6,310,000 during fiscal 2005.

Messrs. Hilfiger and Horowitz indirectly hold a minority equity interest in Pepe Jeans SL, which serves as TH Europe’s sales and collection agent in Spain. In fiscal 2005, commissions and fees paid by TH Europe pursuant to these arrangements totaled $11,184,000.

Pursuant to the indemnification provisions of the applicable Articles of Association and by-laws of the Company and its subsidiaries, as well as indemnification agreements entered into between THC and its officers and directors, the Company has been paying the legal fees and expenses of certain officers and directors of the

Company and its subsidiaries that are incurred in connection with the USAO investigation and related class action lawsuits, subject to undertakings by the individuals to reimburse such amounts in the event it is ultimately determined that they are not entitled to indemnification. The following is a list of the Company’s directors and officers that have received advancement of their legal fees in excess of $60,000 for the fiscal year ended March 31, 2005 and the amount advanced as of such date: (i) Mr. Hilfiger: $150,220; (ii) Mr. Horowitz: $115,387; (iii) Mr. Dyer: $161,008; (iv) Mr. Scirocco: $ 243,216. As a condition to the payment by TH USA of such expenses (including attorneys’ fees), each director and officer receiving such advances, has signed an undertaking to repay to TH USA any amounts advanced to him/her if it shall ultimately be determined that they are not entitled to be indemnified by TH USA or that the amount advanced to them exceeds the indemnification to which they are entitled as authorized by the By-Laws of TH USA or under applicable law. These amounts have been expensed and are included in SG&A expenses.

The Audit Committee of the Board of Directors reviews transactions between the Company and its affiliates to seek to provide that such transactions are on terms which are no less favorable as a whole to the Company than could be obtained from unaffiliated parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are the (i) audit fees, (ii) audit-related fees, (iii) tax fees, and (iv) all other fees billed to the Company by PricewaterhouseCoopers LLP (“PwC”), the Company’s independent auditor, for professional services for the fiscal years ended March 31, 2005 and 2004, respectively.

	2005	2004
Audit Fees (1)	$4,278,600	$727,317
Audit Related Fees (2)	$561,500	$33,242
Tax Fees (3)	$1,359,900	$968,519
All Other Fees	—	—

(1)	Includes fees billed by PwC in connection with the audit of the Company’s financial statements, the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and Sarbanes-Oxley compliance testing.
(2)	Includes fees billed by PwC for certain due diligence procedures for the years ended March 31, 2005 and 2004.
(3)	Tax fees consist of fees for tax consultation and tax compliance services. These fees include tax filing and compliance fees of $1,100,000 for the year ended March 31, 2005 and $792,873 for the year ended March 31, 2004.

The Audit Committee’s charter provides that the Audit Committee shall pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 which are approved by the Audit Committee prior to completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at the next scheduled Audit Committee meeting. In the fiscal year ended March 31, 2005, 100% of the audit-related fees, tax fees and all other fees were approved by the Audit Committee.

The Audit Committee considered whether the provision of non-audit services by PwC is compatible with maintaining PwC’s independence with respect to the Company and determined that to be the case.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Index to Financial Statements and Financial Statement Schedules

(a) 1.	Financial Statements

The following consolidated financial statements of the Company are included in Item 8:

Consolidated Statements of Operations for the fiscal years ended March 31, 2005, 2004 and 2003

Consolidated Balance Sheets as of March 31, 2005 and 2004

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended March 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a) 2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a) 3.	Exhibits

Exhibit Number		Description
3.	—	Memorandum of Association and Articles of Association of THC, as amended (previously filed as Exhibit 3 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and incorporated herein by reference).

3.1	—	Amendment to the Articles of Association of THC (previously filed as Exhibit 3 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).

4.1	—	Indenture, dated as of May 1, 1998, among TH USA, as Issuer, THC, as Guarantor, and The Chase Manhattan Bank, as Trustee (previously filed as Exhibit 4.1 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and incorporated herein by reference).

4.2	—	Forms of TH USA 6.50% Note due 2003 and 6.85% Note due 2008 (previously filed as Exhibit 4.2 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and incorporated herein by reference).

4.3	—	Form of TH USA 9% Bond due 2031 (previously filed as Exhibit 4.1 to THC’s Current Report on Form 8-K dated November 28, 2001 and incorporated herein by reference).

4.4	—	Instrument of Resignation, Appointment and Acceptance, dated January 31, 2005, by and among THUSA, JPMorgan Chase Bank, N.A., as resigning Trustee, and Wilmington Trust Company, as successor Trustee.

*10.1	—	TH USA 1992 Stock Incentive Plan, as amended and restated (previously filed as Exhibit 4.1 to Registration No. 333-96011 and incorporated herein by reference).

*10.2	—	THEH 1992 Stock Incentive Plan, as amended and restated (previously filed as Exhibit 4.2 to Registration No. 333-96011 and incorporated herein by reference).

*10.3	—	THC 2001 Stock Incentive Plan (previously filed as Appendix B to the Company’s Proxy Statement dated September 21, 2001 and incorporated herein by reference).

Exhibit Number		Description

*10.4	—	THC Non-Employee Directors Stock Option Plan (previously filed as Exhibit 10.3 to Registration No. 33-88906 and incorporated herein by reference).

*10.5	—	Amendment No.1 to the THC Non-Employee Directors Stock Option Plan (previously filed as Exhibit 10.3 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 and incorporated herein by reference).

*10.6	—	The Tommy Hilfiger Corporation 2003 Incentive Compensation Plan (previously filed as Exhibit 10.4 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 and incorporated herein by reference).

*10.7	—	Amendment No. 1 to the Tommy Hilfiger Corporation 2003 Incentive Compensation Plan (previously filed as Exhibit A to THC’s Proxy Statement dated September 24, 2003 and incorporated herein by reference).

*10.8	—	TH USA Supplemental Executive Incentive Compensation Plan (previously filed as Exhibit 10.8 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and incorporated herein by reference).

*10.9	—	TH USA Voluntary Deferred Compensation Plan, amended and restated as of January 1, 2003 (previously filed as Exhibit 10.6 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference).

*10.10	—	TH USA Supplemental Executive Retirement Plan, amended and restated as of January 1, 2003, as amended (previously filed as Exhibit 10.7 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference).

*10.11	—	Amendment No. 2 to the TH USA Supplemental Executive Retirement Plan, amended and restated as of January 1, 2003, as amended (previously filed as Exhibit 10.1 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).

*10.12	—	Amendment No. 3, dated October 31, 2005, to the THUSA Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2003, as amended.

*10.13	—	Amended and Restated Employment Agreement, dated as of June 30, 1992, between TH USA and Thomas J. Hilfiger (previously filed as Exhibit 10.3 to Registration No. 33-48587 and incorporated herein by reference).

*10.14	—	Waiver of Certain Payments, dated as of June 29, 2001, by Thomas J. Hilfiger (previously filed as Exhibit 10.3 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference).

*10.15	—	Amended and Restated Employment Agreement, dated as of June 30, 1992, between TH USA and Joel J. Horowitz (the “Horowitz Employment Agreement”) (previously filed as Exhibit 10.4 to Registration No. 33-48587 and incorporated herein by reference).

*10.16	—	Amendment, dated as of March 8, 1994, to the Horowitz Employment Agreement (previously filed as Exhibit 7 to THC’s Annual Report on Form 20-F for the fiscal year ended March 31, 1994 and incorporated herein by reference).

*10.17	—	Amendment No. 2, dated as of August 7, 1998, to the Horowitz Employment Agreement (previously filed as Exhibit 10(b) to THC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference).

*10.18	—	Waiver of Certain Payments, dated as of June 29, 2001, by Joel J. Horowitz (previously filed as Exhibit 10.4 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference).

Exhibit Number		Description

*10.19	—	Amendment, dated August 3, 2003, to the Horowitz Employment Agreement (previously filed as Exhibit 10.3 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).

*10.20	—	Employment Agreement between THC, TH USA and Joel Horowitz, dated April 1, 2004 (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K dated April 5, 2004 and incorporated herein by reference).

*10.21	—	Employment Agreement between THC, TH USA and David F. Dyer, dated August 3, 2003 (previously filed as Exhibit 10.2 to THC’s Quarterly Report on From 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).

*10.22	—	Waiver of Certain Payments Under Employment Agreement, by and among THC, THUSA and David F. Dyer, dated August 10, 2005 (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K dated August 12, 2005 and incorporated herein by reference).

*10.23	—	Employment Agreement, dated as of June 12, 2000, between TH USA and Joel H. Newman (the “Newman Employment Agreement”) (previously filed as Exhibit 10.11 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

*10.24	—	Amendment No. 1, dated May 7, 2003, to the Newman Employment Agreement (previously filed as Exhibit 10.15 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference).

*10.25	—	Amendment No. 2, dated December 11, 2003, to the Newman Employment Agreement (previously filed as Exhibit 10.1 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 and incorporated herein by reference).

*10.26	—	Letter Agreement by and between Robert Rosenblatt and THUSA, dated November 4, 2004 (previously filed as Exhibit 10.1 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 and incorporated herein by reference).

*10.27	—	Letter Agreement by and between Theo Killion and THUSA, dated March 26, 2004.

*10.28	—	Form of Indemnification Agreement entered into between THC and its officers and directors (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K dated April 6, 2005 and incorporated herein by reference).

10.29	—	Credit Agreement, dated as of June 28, 2002 (the “Credit Agreement”), among THC, as Guarantor, TH USA, as Borrower, the several Lenders from time to time parties thereto, Fleet National Bank, as Syndication Agent, Wachovia Bank National Association and HSBC Bank USA, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference).

*10.30	—	First Amendment and Waiver of the Credit Agreement, dated as of November 16, 2004, by and among THC, THUSA, the several banks and other financial institutions or entities from time to time as parties thereto (the “Lenders”), and JPMorgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10.2 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 and incorporated herein by reference).

*10.31	—	Restated First Amendment and Waiver of the Credit Agreement, dated as of February 1, 2005, by and among THC, THUSA, the Lenders, and JPMorgan Chase Bank, as Administrative Agent.

*10.32	—	Second Restated Amendment and Waiver of the Credit Agreement, dated March 9, 2005, by and among THC, THUSA, the Lenders, and JPMorgan Chase Bank, as Administrative Agent.

Exhibit Number		Description

*10.33	—	$150,000,000 Credit Agreement, dated April 19, 2005, by and among THC, as Guarantor; THUSA, as Borrower; the several lenders from time to time party thereto; Wachovia Bank, National Association, as Syndication Agent; Fleet National Bank, as Documentation Agent; and JPMorgan Bank, N.A., as Administrative Agent (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K dated April 22, 2005 and incorporated herein by reference).

10.34	—	Trademark Agreement, dated June 30, 1992, between Thomas J. Hilfiger and Tommy Hilfiger, Inc. (previously filed as Exhibit 10.15 to Registration No. 33-48587 and incorporated herein by reference).

10.35	—	License Agreement, dated as of January 1, 2001, between THLI and THJC (portions of this exhibit, which have been filed separately with the Securities and Exchange Commission, have been omitted pursuant to an order of the Commission granting confidential treatment) (previously filed as Exhibit 10.19 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.36	—	Stock Purchase Agreement, dated as of June 29, 2001, by and among THC, THEH and TH Europe Holdings (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference).

10.37	—	Guarantee, dated as of June 29, 2001, by AIHL in favor of THC and THEH (previously filed as Exhibit 10.2 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference).

10.38	—	Contract, dated July 14, 2004, by and between Tommy Hilfiger 485 Fifth, Inc., as Seller and Park & 5th Property LLC, as Purchaser (previously filed as Exhibit 10.1 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference).

10.39	—	Sale-Purchase Agreement, dated as of August 24, 2005, by and between THUSA, as Seller, and 25 West 39th Street Realty, LLC, as Purchaser (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K dated October 25, 2005 and incorporated herein by reference).

11.	—	Statement re: Computation of Per Share Earnings.

12.1	—	Ratio of Earnings to Fixed Charges.

21.	—	Subsidiaries of THC.

23.	—	Consent of PricewaterhouseCoopers LLP.

31.1	—	Certification of the principal executive officer pursuant to Rule 13a-14 (a) or Rule 15d-14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	—	Certification of the principal financial officer pursuant to Rule 13a-14 (a) or Rule 15d-14 (a) of the Exchange Act.

32.1	—	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350.

32.2	—	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

During the quarter ended March 31, 2005, the Company submitted the following Current Reports on Form 8-K with the Securities and Exchange Commission:

(1)	The Company submitted a Current Report on Form 8-K, dated February 2, 2005, describing its preliminary pretax financial results for the third quarter ended December 31, 2004.
(2)	The Company submitted a Current Report on Form 8-K, dated February 3, 2005, announcing the appointment of Quentin Walsh as Senior Vice President-Corporate Controller (principal accounting officer) of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOMMY HILFIGER CORPORATION

/s/ DAVID F. DYER
David F. Dyer Chief Executive Officer and President

November 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ THOMAS J. HILFIGER (Thomas J. Hilfiger)	Honorary Chairman of the Board, Principal Designer and Director	November 18, 2005

/s/ DAVID F. DYER (David F. Dyer)	Chief Executive Officer, President and Director (principal executive officer)	November 18, 2005

/s/ MARIO L. BAEZA (Mario L. Baeza)	Director	November 18, 2005

/s/ JERRI L. DEVARD (Jerri L. DeVard)	Director	November 18, 2005

/s/ CLINTON V. SILVER (Clinton V. Silver)	Director	November 18, 2005

/s/ ROBERT T.T. SZE (Robert T.T. Sze)	Director	November 18, 2005

/s/ JOSEPH SCIROCCO (Joseph Scirocco)	Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer)	November 18, 2005

/s/ QUENTIN WALSH (Quentin Walsh)	Senior Vice President and Corporate Controller (principal accounting officer)	November 18, 2005

EXHIBIT INDEX

Exhibit Number		Description
3.	—	Memorandum of Association and Articles of Association of THC, as amended (previously filed as Exhibit 3 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and incorporated herein by reference).

3.1	—	Amendment to the Articles of Association of THC (previously filed as Exhibit 3 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).

4.1	—	Indenture, dated as of May 1, 1998, among TH USA, as Issuer, THC, as Guarantor, and The Chase Manhattan Bank, as Trustee (previously filed as Exhibit 4.1 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and incorporated herein by reference).

4.2	—	Forms of TH USA 6.50% Note due 2003 and 6.85% Note due 2008 (previously filed as Exhibit 4.2 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and incorporated herein by reference).

4.3	—	Form of TH USA 9% Bond due 2031 (previously filed as Exhibit 4.1 to THC’s Current Report on Form 8-K dated November 28, 2001 and incorporated herein by reference).

4.4	—	Instrument of Resignation, Appointment and Acceptance, dated January 31, 2005, by and among THUSA, JPMorgan Chase Bank, N.A., as resigning Trustee, and Wilmington Trust Company, as successor Trustee.

*10.1	—	TH USA 1992 Stock Incentive Plan, as amended and restated (previously filed as Exhibit 4.1 to Registration No. 333-96011 and incorporated herein by reference).

*10.2	—	THEH 1992 Stock Incentive Plan, as amended and restated (previously filed as Exhibit 4.2 to Registration No. 333-96011 and incorporated herein by reference).

*10.3	—	THC 2001 Stock Incentive Plan (previously filed as Appendix B to the Company’s Proxy Statement dated September 21, 2001 and incorporated herein by reference).

*10.4	—	THC Non-Employee Directors Stock Option Plan (previously filed as Exhibit 10.3 to Registration No. 33-88906 and incorporated herein by reference).

*10.5	—	Amendment No.1 to the THC Non-Employee Directors Stock Option Plan (previously filed as Exhibit 10.3 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 and incorporated herein by reference).

*10.6	—	The Tommy Hilfiger Corporation 2003 Incentive Compensation Plan (previously filed as Exhibit 10.4 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 and incorporated herein by reference).

*10.7	—	Amendment No. 1 to the Tommy Hilfiger Corporation 2003 Incentive Compensation Plan (previously filed as Exhibit A to THC’s Proxy Statement dated September 24, 2003 and incorporated herein by reference).

*10.8	—	TH USA Supplemental Executive Incentive Compensation Plan (previously filed as Exhibit 10.8 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and incorporated herein by reference).

*10.9	—	TH USA Voluntary Deferred Compensation Plan, amended and restated as of January 1, 2003 (previously filed as Exhibit 10.6 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference).

*10.10	—	TH USA Supplemental Executive Retirement Plan, amended and restated as of January 1, 2003, as amended (previously filed as Exhibit 10.7 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference).

Exhibit Number		Description

*10.11	—	Amendment No. 2 to the TH USA Supplemental Executive Retirement Plan, amended and restated as of January 1, 2003, as amended (previously filed as Exhibit 10.1 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).

*10.12	—	Amendment No. 3, dated October 31, 2005, to the THUSA Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2003, as amended.

*10.13	—	Amended and Restated Employment Agreement, dated as of June 30, 1992, between TH USA and Thomas J. Hilfiger (previously filed as Exhibit 10.3 to Registration No. 33-48587 and incorporated herein by reference).

*10.14	—	Waiver of Certain Payments, dated as of June 29, 2001, by Thomas J. Hilfiger (previously filed as Exhibit 10.3 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference).

*10.15	—	Amended and Restated Employment Agreement, dated as of June 30, 1992, between TH USA and Joel J. Horowitz (the “Horowitz Employment Agreement”) (previously filed as Exhibit 10.4 to Registration No. 33-48587 and incorporated herein by reference).

*10.16	—	Amendment, dated as of March 8, 1994, to the Horowitz Employment Agreement (previously filed as Exhibit 7 to THC’s Annual Report on Form 20-F for the fiscal year ended March 31, 1994 and incorporated herein by reference).

*10.17	—	Amendment No. 2, dated as of August 7, 1998, to the Horowitz Employment Agreement (previously filed as Exhibit 10(b) to THC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference).

*10.18	—	Waiver of Certain Payments, dated as of June 29, 2001, by Joel J. Horowitz (previously filed as Exhibit 10.4 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference).

*10.19	—	Amendment, dated August 3, 2003, to the Horowitz Employment Agreement (previously filed as Exhibit 10.3 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).

*10.20	—	Employment Agreement between THC, TH USA and Joel Horowitz, dated April 1, 2004 (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K dated April 5, 2004 and incorporated herein by reference).

*10.21	—	Employment Agreement between THC, TH USA and David F. Dyer, dated August 3, 2003 (previously filed as Exhibit 10.2 to THC’s Quarterly Report on From 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).

*10.22	—	Waiver of Certain Payments Under Employment Agreement, by and among THC, THUSA and David F. Dyer, dated August 10, 2005 (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K dated August 12, 2005 and incorporated herein by reference).

*10.23	—	Employment Agreement, dated as of June 12, 2000, between TH USA and Joel H. Newman (the “Newman Employment Agreement”) (previously filed as Exhibit 10.11 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

*10.24	—	Amendment No. 1, dated May 7, 2003, to the Newman Employment Agreement (previously filed as Exhibit 10.15 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and incorporated herein by reference).

Exhibit Number		Description

*10.25	—	Amendment No. 2, dated December 11, 2003, to the Newman Employment Agreement (previously filed as Exhibit 10.1 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 and incorporated herein by reference).

*10.26	—	Letter Agreement by and between Robert Rosenblatt and THUSA, dated November 4, 2004 (previously filed as Exhibit 10.1 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 and incorporated herein by reference).

*10.27	—	Letter Agreement by and between Theo Killion and THUSA, dated March 26, 2004.

*10.28	—	Form of Indemnification Agreement entered into between THC and its officers and directors (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K dated April 6, 2005 and incorporated herein by reference).

10.29	—	Credit Agreement, dated as of June 28, 2002 (the “Credit Agreement”), among THC, as Guarantor, TH USA, as Borrower, the several Lenders from time to time parties thereto, Fleet National Bank, as Syndication Agent, Wachovia Bank National Association and HSBC Bank USA, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference).

*10.30	—	First Amendment and Waiver of the Credit Agreement, dated as of November 16, 2004, by and among THC, THUSA, the several banks and other financial institutions or entities from time to time as parties thereto (the “Lenders”), and JPMorgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10.2 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 and incorporated herein by reference).

*10.31	—	Restated First Amendment and Waiver of the Credit Agreement, dated as of February 1, 2005, by and among THC, THUSA, the Lenders, and JPMorgan Chase Bank, as Administrative Agent.

*10.32	—	Second Restated Amendment and Waiver of the Credit Agreement, dated March 9, 2005, by and among THC, THUSA, the Lenders, and JPMorgan Chase Bank, as Administrative Agent.

*10.33	—	$150,000,000 Credit Agreement, dated April 19, 2005, by and among THC, as Guarantor; THUSA, as Borrower; the several lenders from time to time party thereto; Wachovia Bank, National Association, as Syndication Agent; Fleet National Bank, as Documentation Agent; and JPMorgan Bank, N.A., as Administrative Agent (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K dated April 22, 2005 and incorporated herein by reference).

10.34	—	Trademark Agreement, dated June 30, 1992, between Thomas J. Hilfiger and Tommy Hilfiger, Inc. (previously filed as Exhibit 10.15 to Registration No. 33-48587 and incorporated herein by reference).

10.35	—	License Agreement, dated as of January 1, 2001, between THLI and THJC (portions of this exhibit, which have been filed separately with the Securities and Exchange Commission, have been omitted pursuant to an order of the Commission granting confidential treatment) (previously filed as Exhibit 10.19 to THC’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.36	—	Stock Purchase Agreement, dated as of June 29, 2001, by and among THC, THEH and TH Europe Holdings (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference).

10.37	—	Guarantee, dated as of June 29, 2001, by AIHL in favor of THC and THEH (previously filed as Exhibit 10.2 to THC’s Current Report on Form 8-K dated July 6, 2001 and incorporated herein by reference).

Exhibit Number		Description

10.38	—	Contract, dated July 14, 2004, by and between Tommy Hilfiger 485 Fifth, Inc., as Seller and Park & 5th Property LLC, as Purchaser (previously filed as Exhibit 10.1 to THC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference).

10.39	—	Sale-Purchase Agreement, dated as of August 24, 2005, by and between THUSA, as Seller, and 25 West 39th Street Realty, LLC, as Purchaser (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K dated October 25, 2005 and incorporated herein by reference).

11.	—	Statement re: Computation of Per Share Earnings.

12.1	—	Ratio of Earnings to Fixed Charges.

21.	—	Subsidiaries of THC.

23.	—	Consent of PricewaterhouseCoopers LLP.

31.1	—	Certification of the principal executive officer pursuant to Rule 13a-14 (a) or Rule 15d-14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	—	Certification of the principal financial officer pursuant to Rule 13a-14 (a) or Rule 15d-14 (a) of the Exchange Act.

32.1	—	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350.

32.2	—	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K