Form 10-Q
period 2005-06-30
HILFIGER TOMMY CORP
filed 2005-12-15
CIK 888747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Ordinary Shares, $0.01 par value per share, outstanding as of November 22, 2005: 92,162,581

TOMMY HILFIGER CORPORATION

INDEX TO FORM 10-Q

June 30, 2005

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

PART I

ITEM 1 – FINANCIAL STATEMENTS

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Three Months Ended June 30,
(Unaudited)	2005	2004
Net revenue	$319,902	$328,847
Cost of goods sold	159,511	183,449

Gross profit	160,391	145,398

Depreciation and amortization	17,448	17,127
Other selling, general and administrative expenses	144,108	131,832

Total selling, general and administrative expenses	161,556	148,959

Income (loss) from operations	(1,165)	(3,561)

Interest and other expense	6,277	7,162
Interest income	3,760	1,046

Income (loss) before income taxes	(3,682)	(9,677)
Provision (benefit) for income taxes	(1,031)	(965)

Net income (loss)	$(2,651)	$(8,712)

Earnings (loss) per share:

Basic earnings (loss) per share	$(0.03)	$(0.10)

Weighted average shares outstanding	91,872	91,317

Diluted earnings (loss) per share	$(0.03)	$(0.10)

Weighted average shares and share equivalents outstanding	91,872	91,317

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)	June 30, 2005	March 31, 2005
Assets
Current assets
Cash and cash equivalents	$382,328	$480,987
Short-term investments	37,825	40,650
Restricted cash	150,000	—
Accounts receivable, less allowances of $3,143 and $2,768, respectively	75,982	153,925
Inventories	249,449	203,261
Deferred tax assets	43,793	47,193
Other current assets	45,147	38,029

Total current assets	984,524	964,045

Property and equipment, at cost, less accumulated depreciation and amortization	202,812	250,072
Intangible assets, subject to amortization	42,177	24,419
Intangible assets, not subject to amortization	631,936	643,888
Goodwill	260,852	264,499
Other assets	11,430	11,136

Total Assets	$2,133,731	$2,158,059

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$352	$359
Accounts payable	34,290	41,266
Accrued expenses and other current liabilities	271,204	261,444

Total current liabilities	305,846	303,069

Long-term debt	344,024	343,987
Deferred tax liability	172,194	166,489
Other liabilities	20,127	20,245
Commitments and contingencies (Note 9)
Shareholders’ equity
Preference Shares, $0.01 par value-shares authorized 5,000,000; none issued	—	—
Ordinary Shares, $0.01 par value-shares authorized 150,000,000; issued 98,069,703 and 98,054,261 shares, respectively	981	981
Capital in excess of par value	621,981	621,774
Retained earnings	639,058	641,709
Accumulated other comprehensive income	90,751	121,036
Treasury shares, at cost: 6,192,600 Ordinary Shares	(61,231)	(61,231)

Total Shareholders’ equity	1,291,540	1,324,269

Total Liabilities and Shareholders’ Equity	$2,133,731	$2,158,059

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended June 30,
(Unaudited)	2005	2004
Cash flows from operating activities
Net income (loss)	$(2,651)	$(8,712)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	17,706	17,989
Gain on sale of building	(2,320)	—
Deferred taxes	3,400	1,525
Changes in operating assets and liabilities, net of acquisition
Decrease (increase) in assets
Accounts receivable	91,828	113,246
Inventories	(51,184)	(33,837)
Other assets	(8,060)	(2,490)
Increase (decrease) in liabilities
Accounts payable	(7,019)	(11,322)
Accrued expenses and other liabilities	2,533	(37,587)

Net cash provided by operating activities	44,233	38,812

Cash flows from investing activities
Purchases of property and equipment	(18,503)	(16,657)
Net proceeds from sale of building	45,900	—
Net sales (purchases) of short-term investments	2,825	(3,635)
Acquisition of business, net of cash acquired	(18,842)	—
Restriction of cash for letter of credit facility	(150,000)	—

Net provided by (cash used) in investing activities	(138,620)	(20,292)

Cash flows from financing activities
Payments of long-term debt	(40)	(238)
Proceeds from the exercise of employee stock options	131	4,165

Net cash provided by (used in) financing activities	91	3,927

Effect of exchange rates on cash	(4,363)	(360)

Net increase (decrease) in cash	(98,659)	22,087
Cash and cash equivalents, beginning of period	480,987	414,548

Cash and cash equivalents, end of period	$382,328	$436,635

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollar amounts in thousands)

(Unaudited)	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated Other comprehensive income (loss)	Treasury shares	Total shareholders’ equity
	Outstanding (1)	Amount
Balance, March 31, 2004	91,306,676	975	615,691	556,058	95,678	(61,231)	1,207,171
Net income	—	—	—	85,651	—	—	85,651
Foreign currency translation	—	—	—	—	25,125	—	25,125
Change in fair value of hedging instruments	—	—	—	—	233	—	233
Amortization of deferred compensation costs	—	—	66	—	—	—	66
Exercise of employee stock options	554,985	6	5,096	—	—	—	5,102
Tax benefits from exercise of stock options	—	—	921	—	—	—	921

Balance, March 31, 2005	91,861,661	981	621,774	641,709	121,036	(61,231)	1,324,269
Net loss	—	—	—	(2,651)	—	—	(2,651)
Foreign currency translation	—	—	—	—	(32,178)	—	(32,178)
Change in fair value of hedging instruments	—	—	—	—	1,893	—	1,893
Amortization of deferred compensation costs	—	—	59	—	—	—	59
Exercise of employee stock options	15,442	—	131	—	—	—	131
Tax benefits from exercise of stock options	—	—	17	—	—	—	17

Balance, June 30, 2005	91,877,103	$981	$621,981	$639,058	$90,751	$(61,231)	$1,291,540

(1)	Net of Treasury shares

Comprehensive income consists of net income (loss), foreign currency translation and unrealized gains and losses on hedging instruments and totaled ($32,936) for the three months ended June 30, 2005 and $111,009 for the fiscal year ended March 31, 2005. For the three months ended June 30, 2004, comprehensive income totaled ($11,904) and consisted of a net loss of $8,712, a foreign currency translation adjustment of ($3,649) and a gain on hedging instruments of $457. The cumulative translation adjustment was $88,929 and $121,107 at June 30, 2005 and March 31, 2005, respectively. The net fair value adjustment of hedging instruments was $1,822 and ($71) at June 30, 2005 and March 31, 2005, respectively. The Company had unamortized deferred compensation costs at June 30, 2005 and March 31, 2005, of $582 and $641, respectively.

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared by Tommy Hilfiger Corporation (“THC” or the “Company”; unless the context indicates otherwise, all references to the “Company” include THC and its subsidiaries) in a manner consistent with that used in the preparation of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K, for the fiscal year ended March 31, 2005, as filed with the Securities and Exchange Commission (the “Form 10-K”). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of only normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006, as the Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries as well as other factors. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

The financial statements for the three-month period ended June 30, 2005 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 2005, and the Condensed Consolidated Statement of Changes in Shareholders’ Equity through March 31, 2005, as presented, have been derived from the consolidated financial statements included in the Form 10-K.

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

At June 30, 2005, the Company had four stock-based employee compensation plans, which are described more fully in Note 14 to the Consolidated Financial Statements included in the Form 10-K. No stock-based employee compensation expense is reflected in net income for those options granted under the plans that had an exercise price equal to the market value of the underlying common stock on the date of grant. For the quarter ended June 30, 2005, the Company recorded $59 of stock compensation expense related to the issuance of restricted stock. There was no stock-based employee compensation expense for the quarter ended June 30, 2004.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	For the Three Months Ended June 30,
	2005	2004
Net income (loss), as reported	$(2,651)	$(8,712)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,259)	(1,785)

Pro forma net income (loss)	$(3,910)	$(10,497)

Earnings (loss) per share:
Basic - as reported	$(0.03)	$(0.10)
Basic - pro forma	$(0.04)	$(0.11)
Diluted - as reported	$(0.03)	$(0.10)
Diluted - pro forma	$(0.04)	$(0.11)

Shipping and Handling Costs

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $9,402 and $9,640 for the three months ended June 30, 2005 and 2004, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimis.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statements No. 123R, “Share-Based Payment” (“FAS 123R”), an amendment of FASB Statements No. 123 and 95. Under FAS 123R, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. This statement is effective for fiscal years beginning on or after June 15, 2005. The Company anticipates adopting the provisions of FAS 123R beginning April 1, 2006, but cannot at this time assess the financial statement impact of adopting this statement. The Company currently provides the disclosure requirements of FAS 123, which provides a pro-forma historical impact of recording stock compensation expense.

Note 3 – Acquisition

Effective April 1, 2005, the Company, through its wholly owned subsidiary, TH Europe, B.V., acquired 100% of the outstanding shares of TH Italia SpA (TH Italia), an unrelated third party, for approximately $21,361, which includes $323 of transaction costs. The Company acquired net assets of approximately $15,739 which includes $19,754 of distribution rights. The excess purchase price of $5,622 has been allocated to goodwill. The distribution rights are being amortized over their useful life of five years. As a result of this transaction, the Company has acquired full distribution rights of the Tommy Hilfiger brand and products in Italy, and now has greater direct control and impact over all areas of the business in Italy, including operations, sales and marketing. Unaudited pro-forma information related to this transaction has not been included as the effect of this acquisition is not material to the consolidated results of the Company.

Note 4 – Debt Obligations and Credit Facilities

As of June 30, 2005, the Company’s principal debt obligations and credit facilities consisted of $192,470 of 6.85% notes maturing on June 1, 2008 (the “2008 Notes”), $150,000 of 9% bonds maturing on December 1, 2031 (the “2031 Bonds”) and a $150,000, cash-collateralized, letter of credit facility, which expires on April 19, 2006 (the “Letter of Credit Facility”). The 2008 Notes and the 2031 Bonds (collectively, the “Notes”) were issued by Tommy Hilfiger U.S.A., Inc., (“TH USA”) a subsidiary of THC, and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

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

As of June 30, 2005, $80,646 of the total available commitments under the Letter of Credit Facility had been used to open letters of credit, including $20,492 for inventory purchased that are included in current liabilities and $60,154 related to commitments to purchase inventory. The Letter of Credit Facility is collateralized by $150,000 of cash maintained by a wholly owned subsidiary at designated bank accounts. This cash is classified as Restricted cash in the current assets section of the accompanying condensed consolidated balance sheet. The Letter of Credit Facility will expire on April 19, 2006.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $152,410 at June 30, 2005, for working capital or trade financing purposes. As of June 30, 2005, $11,761 of available borrowings under these facilities had been used to open letters of credit, including $5,092 for inventory purchased that is included in current liabilities and $6,669 related to commitments to purchase inventory. There were no short-term borrowings as of June 30, 2005 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.64% for the three-month period ended, June 30, 2005.

Note 5 – Condensed Consolidating Financial Information

The Notes discussed in Note 4 were issued by TH USA and are fully and unconditionally guaranteed by THC. Accordingly, condensed consolidating balance sheets as of June 30, 2005 and March 31, 2005, and the related condensed consolidating statements of operations and cash flows for each of the three-month periods ended June 30, 2005 and 2004 are provided. The operations of TH USA, excluding its subsidiaries, consist of the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries. The non-guarantor subsidiaries of TH USA consist of the Company’s U.S. retail, licensing and other wholesale divisions, as well as the Company’s Canadian operations. Such operations contributed net revenue of $201,344 and $219,526 for the three-month periods ended June 30, 2005 and 2004, respectively. The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations, as well as the Company’s European operations. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA’s and THC’s results reflect 100% of the earnings of their respective subsidiaries in each of the years presented.

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2005

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$43,825	$281,108	$(5,031)	$319,902
Cost of goods sold	—	30,928	131,256	(2,673)	159,511

Gross profit	—	12,897	149,852	(2,358)	160,391

Depreciation and amortization	—	3,537	13,911	—	17,448
Other selling, general and administrative expenses	1,217	8,374	136,678	(2,161)	144,108

Total selling, general, and administrative expenses	1,217	11,911	150,589	(2,161)	161,556

Income (loss) from operations	(1,217)	986	(737)	(197)	(1,165)

Interest and other expense	—	6,997	(720)	—	6,277
Interest income	626	426	2,708	—	3,760
Intercompany interest expense (income)	(11,630)	11,630	—	—	—

Income (loss) before income taxes	11,039	(17,215)	2,691	(197)	(3,682)

Provision (benefit) for income taxes	3,564	(6,358)	1,763	—	(1,031)

Equity in net earnings of unconsolidated subsidiaries	(10,126)	5,803	—	4,323	—

Net income (loss)	$(2,651)	$(5,054)	$928	$4,126	$(2,651)

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$56,597	$278,172	$(5,922)	$328,847
Cost of goods sold	—	40,587	145,795	(2,933)	183,449

Gross profit	—	16,010	132,377	(2,989)	145,398

Depreciation and amortization	—	2,606	14,521	—	17,127
Other selling, general and administrative expenses	(581)	21,827	113,410	(2,824)	131,832

Total selling, general, and administrative expenses	(581)	24,433	127,931	(2,824)	148,959

Income (loss) from operations	581	(8,423)	4,446	(165)	(3,561)

Interest and other expense	—	7,003	159	—	7,162
Interest income	272	293	481	—	1,046
Intercompany interest expense (income)	(12,151)	9,591	2,560	—	—

Income (loss) before income taxes	13,004	(24,724)	2,208	(165)	(9,677)

Provision (benefit) for income taxes	4,558	(5,827)	304	—	(965)

Equity in net earnings of unconsolidated subsidiaries	(17,158)	10,249	—	6,909	—

Net income (loss)	$(8,712)	$(8,648)	$1,904	$6,744	$(8,712)

Condensed Consolidating Balance Sheets

June 30, 2005

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$61,806	$65,763	$254,759	$—	$382,328
Short - term investments	—	—	37,825	—	37,825
Restricted Cash	—	—	150,000	—	150,000
Accounts receivable	—	448	75,534	—	75,982
Inventories	—	25,435	224,947	(933)	249,449
Deferred tax assets	—	28,566	15,227	—	43,793
Other current assets	1,211	8,249	35,687	—	45,147

Total current assets	63,017	128,461	793,979	(933)	984,524

Property, plant and equipment, at cost, less accumulated depreciation and amortization	—	80,649	122,163	—	202,812
Intangible assets, subject to amortization	—	—	42,177	—	42,177
Intangible assets, not subject to amortization	—	—	631,936	—	631,936
Goodwill	—	—	260,852	—	260,852
Investment in subsidiaries	743,687	1,238,919	—	(1,982,606)	—
Other assets	—	7,297	4,133	—	11,430

Total Assets	$806,704	$1,455,326	$1,855,240	$(1,983,539)	$2,133,731

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$—	$352	$—	$352
Accounts payable	—	3,666	30,624	—	34,290
Accrued expenses and other current liabilities	857	127,311	143,036	—	271,204

Total current liabilities	857	130,977	174,012	—	305,846

Intercompany payable (receivable)	(485,693)	424,381	61,312	—	—
Long-term debt	—	342,325	1,699	—	344,024
Deferred tax liability	—	(29,469)	201,663	—	172,194
Other liabilities	—	10,826	9,301	—	20,127
Shareholders’ equity	1,291,540	576,286	1,407,253	(1,983,539)	1,291,540

Total Liabilities and Shareholders’ Equity	$806,704	$1,455,326	$1,855,240	$(1,983,539)	$2,133,731

Condensed Consolidating Balance Sheets

March 31, 2005

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$215,526	$34,995	$230,466	$—	$480,987
Short-term investments	—	—	40,650	—	40,650
Accounts receivable	—	—	153,925	—	153,925
Inventories	—	24,401	179,596	(736)	203,261
Deferred tax assets	—	31,966	15,227	—	47,193
Other current assets	1,793	6,533	29,703	—	38,029

Total current assets	217,319	97,895	649,567	(736)	964,045

Property, plant and equipment, at cost, less accumulated depreciation and amortization	—	122,086	127,986	—	250,072
Intangible assets, subject to amortization	—	—	24,419	—	24,419
Intangible assets, not subject to amortization	—	—	643,888	—	643,888
Goodwill	—	—	264,499	—	264,499
Investment in subsidiaries	603,815	1,083,116	—	(1,686,931)	—
Other assets	—	7,428	3,708	—	11,136

Total Assets	$821,134	$1,310,525	$1,714,067	$(1,687,667)	$2,158,059

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$31	$328	$—	$359
Accounts payable	—	11,427	29,839	—	41,266
Accrued expenses and other current liabilities	1,016	139,808	125,870	(5,250)	261,444

Total current liabilities	1,016	151,266	156,037	(5,250)	303,069

Intercompany payable (receivable)	(504,151)	404,268	99,883	—	—
Long-term debt	—	342,325	1,662	—	343,987
Deferred tax liability	—	(29,469)	195,958	—	166,489
Other liabilities	—	10,795	9,450	—	20,245
Shareholders’ equity	1,324,269	431,340	1,251,077	(1,682,417)	1,324,269

Total Liabilities and Shareholders’ Equity	$821,134	$1,310,525	$1,714,067	$(1,687,667)	$2,158,059

Condensed Consolidating Statements of Cash Flows

Three Months Ended June 30, 2005

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(2,651)	$(5,054)	$928	$4,126	$(2,651)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	59	3,787	13,860	—	17,706
Gain on sale of building	—	(2,320)	—	—	(2,320)
Deferred taxes	—	3,400	—	—	3,400
Equity in earnings of subsidiaries	10,126	(5,803)	—	(4,323)	—
Changes in operating assets and liabilities	(11,385)	(50)	39,336	197	28,098

Net cash provided by (used in) operating activities	(3,851)	(6,040)	54,124	—	44,233

Cash flows from investing activities
Purchases of property and equipment	—	(9,061)	(9,442)	—	(18,503)
Net proceeds from sale of building	—	45,900	—	—	45,900
Purchase of short-term investments, net	—	—	2,825	—	2,825
Acquisition of business, net of cash acquired	—	—	(18,842)	—	(18,842)
Restriction of cash for letter of credit facility	—	—	(150,000)	—	(150,000)

Net cash (used in) provided by investing activities	—	36,839	(175,459)	—	(138,620)

Cash flows from financing activities
Payments on long-term debt	—	(31)	(9)	—	(40)
Proceeds from the exercise of stock options	131	—	—	—	131
Capital contribution made to subsidiary	(150,000)	(150,000)	—	300,000	—
Capital contribution received from parent company	—	150,000	150,000	(300,000)	—

Net cash provided by (used in) financing activities	(149,869)	(31)	149,991	—	91

Effect of exchange rates on cash	—	—	(4,363)	—	(4,363)

Net increase (decrease) in cash	(153,720)	30,768	24,293	—	(98,659)

Cash and cash equivalents, beginning of period	215,526	34,995	230,466	—	480,987

Cash and cash equivalents, end of period	$61,806	$65,763	$254,759	$—	$382,328

Condensed Consolidating Statements of Cash Flows Three Months Ended June 30, 2004
	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(8,712)	$(8,648)	$1,904	$6,744	$(8,712)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	2,605	15,384	—	17,989
Deferred taxes	—	623	902	—	1,525
Equity in earnings of subsidiaries	17,158	(10,249)	—	(6,909)	—
Changes in operating assets and liabilities	(12,340)	(13,617)	53,802	165	28,010

Net cash provided by (used in) operating activities	(3,894)	(29,286)	71,992	—	38,812

Cash flows from investing activities
Purchases of property and equipment	—	(4,237)	(12,420)	—	(16,657)
Purchase of short-term investments, net	—	—	(3,635)	—	(3,635)

Net cash (used in) provided by investing activities	—	(4,237)	(16,055)	—	(20,292)

Cash flows from financing activities
Payments on long-term debt	—	(35)	(203)	—	(238)
Proceeds from the exercise of stock options	4,165	—	—	—	4,165
Repayments of short-term bank borrowings	—	—	—	—	—
Intercompany dividends (paid)	—	—	—	—	—

Net cash provided by (used in) financing activities	4,165	(35)	(203)	—	3,927

Effect of exchange rates on cash	—	—	(360)	—	(360)

Net increase (decrease) in cash	271	(33,558)	55,374	—	22,087

Cash and cash equivalents, beginning of period	126,120	137,523	150,905	—	414,548

Cash and cash equivalents, end of period	$126,391	$103,965	$206,279	$—	$436,635

Note 6 – Segment Reporting

As defined and prescribed by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” and related interpretations, the Company has four reportable segments: U.S. Wholesale, International Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segments consist of the design and sourcing of men’s sportswear and jeanswear, women’s casualwear and jeanswear and childrenswear for wholesale distribution in their respective geographic region. The Retail segment reflects the operations of the Company’s outlet and specialty stores. The Licensing segment consists of the services related to licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying offices. The Company evaluates performance and allocates resources based on segment Income (loss) from operations. The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Form 10-K.

Business units that are not aggregated in the above mentioned reportable segments either do not qualify as a segment or do not meet the quantitative threshold or aggregation criteria of SFAS 131. These units are included in Other and consist of Corporate, E-commerce and the Karl Lagerfeld businesses. Included within Corporate are certain executive compensation and marketing costs, amortization of certain intangibles and other corporate overhead. Eliminations consist of intercompany revenue and expenses.

Financial information for the Company’s reportable segments is as follows:

	U.S. Wholesale	International Wholesale	Retail	Licensing	Other	Eliminations	Total
Three Months Ended June 30, 2005
Net revenue	$115,836	$64,243	$121,678	$28,484	$703	$(11,042)	$319,902
Income (loss) from operations	(4,484)	(14,060)	15,334	16,631	(23,783)	9,197	(1,165)
Depreciation and amortization	5,332	4,618	4,956	33	2,509	—	17,448

Three Months Ended June 30, 2004
Net revenue	$163,449	$47,241	$103,272	$29,331	$—	$(14,446)	$328,847
Income (loss) from operations	(1,719)	(14,880)	9,966	19,165	(28,753)	12,660	(3,561)
Depreciation and amortization	6,756	3,348	4,557	32	2,434	—	17,127

Note 7 – Retirement Plans

The Company maintains a supplemental executive retirement plan (“SERP”) which provides certain members of senior management with a supplemental pension. The supplemental executive retirement plan is an unfunded plan for purposes of both the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974. During fiscal 2006, the SERP was amended, effective December 31, 2004 whereby benefits as to future service periods ceased to accrue. Prior vested benefits remain unchanged. See Note 14 to the Consolidated Financial Statements included in the Form 10-K for further description of the Company’s retirement plans.

The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,
	2005	2004
Service cost	$—	$241
Interest cost	175	182
Amortization of prior service cost	—	77

Net periodic benefit cost	$175	$500

Note 8 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the average number of the Company’s Ordinary Shares, par value $0.01 per share (the “Ordinary Shares”), outstanding during the respective period. Diluted earnings per share is computed by dividing net income by the average number of Ordinary Shares outstanding plus the incremental shares that would be outstanding assuming the exercise of stock options and warrants or conversion of convertible securities. In computing diluted earnings per share, only potential common shares that are dilutive (those that reduce earnings per share) are included. Exercise of options and issuances of restricted stock are not assumed if the result would be antidilutive, such as when a net loss is reported. The Company reported a net loss for each of the quarters ended June 30, 2005 and 2004, and accordingly, the impact of its outstanding stock options have been excluded from the diluted earnings per share calculation.

Note 9 – Legal Matters

U.S. Attorney’s Office Investigation

On September 24, 2004, TH USA announced that it had received a grand jury subpoena issued by the United States Attorney’s Office for the Southern District of New York (“USAO”) seeking documents generally related to domestic and/or international buying office commissions since 1990 and that certain of TH USA’s current and former employees had received subpoenas. Several domestic and international subsidiaries of the Company pay buying office commissions to Tommy Hilfiger (Eastern Hemisphere), Limited (“THEH”), a British Virgin Islands corporation which is a wholly-owned and consolidated subsidiary of the Company, pursuant to contracts to provide or otherwise secure through third parties certain services, including product development, sourcing, production scheduling and quality control functions. The USAO investigation was focused on the appropriateness of the commission rate paid by the Company’s subsidiaries to THEH, as well as other related tax matters.

In October 2004, the Board of Directors of the Company formed a Special Committee of independent directors to conduct an independent investigation into matters arising out of the governmental investigation. The Special Committee retained Debevoise & Plimpton LLP as legal counsel, with a team headed by Mary Jo White, former U.S. Attorney for the Southern District of New York. The Special Committee reported on its investigation to the Board in March 2005 and to the USAO in April 2005. The Special Committee found that the Company had a good faith basis for adopting the buying office commission rate paid by the Company’s subsidiaries to THEH. The Special Committee did identify certain questions about Hong Kong tax matters and supported the Company’s determination to engage the Hong Kong Inland Revenue Department (“IRD”) in discussions regarding whether THEH was subject to profits tax in Hong Kong. The Special Committee made recommendations to the Company to enhance procedures for tax matters, including transfer pricing, and to review its buying office structure. The Company’s management has adopted all of the Special Committee’s recommendations.

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

Following the Company’s September 24, 2004 announcement of the investigation, approximately eleven purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, as well as certain current and former officers and directors of the Company. The Court has consolidated the purported shareholder class action lawsuits, and has appointed lead counsel and lead plaintiffs. The lead plaintiffs filed a consolidated, amended complaint on May 13, 2005. On August 1, 2005, the Company filed a motion to dismiss the complaint. On September 30, 2005, the Company and lead plaintiffs agreed to a new schedule, which was subsequently ordered by the Court, pursuant to which lead plaintiffs filed a Second Consolidated Amended Complaint on October 31, 2005 and the Company filed a new motion to dismiss on December 5, 2005. The Company currently expects that a hearing on such motion will be scheduled by the Court for early 2006. The Company intends to defend itself vigorously against plaintiffs’ claims. Since the case is in its very early stages, the Company is unable to predict its outcome. Accordingly, the Company has not recorded any provision for potential loss associated with this matter.

Other Matters

The Company and its subsidiaries are otherwise involved from time to time in other routine legal matters incidental to their business. In the opinion of the Company’s management, based on advice of counsel, the resolution of these other matters will not individually or in aggregate have a material effect on its financial position, results of operations or its cash flows.

Note 10 – Sale of Building

In May 2005, the Company sold its office building at 485 Fifth Avenue in New York City for net proceeds of $45,900. The net book value of the building was $43,580 resulting in a pretax gain on the sale of $2,320. This gain is reflected with other selling, general and administrative expenses.

Note 11 – Subsequent Events

Sale of Building

In August 2005, the Company entered into an agreement to sell its office building at 25 West 39th Street in New York City for net proceeds of approximately $50,000. The net book value of this building is approximately $30,000, which is expected to result in a pretax gain on the sale of approximately $20,000. Although this transaction closed on December 2, 2005, the timing of the recognition of the gain will depend upon the Company’s continuing involvement in the building and is not expected to be recognized until fiscal 2007.

Amended Tax Returns

As more fully described in Note 11 in the Form 10-K, on August 22, 2005, the Company filed amended U.S. Federal income tax returns for fiscal years 2001 through 2004, as required in connection with the resolution of the USAO investigation. Included with the amended returns was payment of $18,100 for additional taxes and related interest.

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

Business Segments

The Company has four reportable segments: U.S. Wholesale, International Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels. The Wholesale segments consist of the design and sourcing of men’s sportswear and jeanswear, women’s casualwear and jeanswear and childrenswear for wholesale distribution in their respective geographic region. The Retail segment reflects the operations of the Company’s outlet and specialty stores. The Licensing segment consists of the services relating to licensing the Company’s trademarks for specified products in specified geographic areas and the services related to the Company’s Far East buying offices. The Company evaluates performance and allocates resources based on segment operating profits. The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Form 10-K. Income (loss) from operations or “Segment Profits” are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses.

Business units that are not aggregated in the above mentioned reportable segments either do not qualify as a segment or do not meet the quantitative threshold or aggregation criteria of SFAS 131. These units are included in Other and consist of Corporate, E-commerce and the Karl Lagerfeld businesses. Included within Corporate are certain executive compensation and marketing costs, amortization of certain intangibles and other corporate overhead. Eliminations consist of intercompany revenue and expenses.

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations data as a percentage of net revenue.

	Three Months Ended June 30,
	2005	2004
Net revenue	100.0%	100.0%
Cost of goods sold	49.9	55.8

Gross profit	50.1	44.2

Depreciation and amortization	5.5	5.2
Other SG&A expenses	45.0	40.1

Total SG&A expenses	50.5	45.3

Income (loss) from operations	(0.4)	(1.1)
Interest and other expense, net	0.8	1.8

Income (loss) before taxes	(1.2)	(2.9)
Provision (benefit) for income taxes	(0.4)	(0.3)

Net income (loss)	(0.8)	(2.6)

Items Affecting Comparability

During the first quarter of fiscal 2006, the Company sold one of its office buildings and recorded a pretax gain on the sale of $2,320. The gain is classified as a reduction of selling, general and administrative expenses and is included in Other in the Company’s reportable segment disclosure.

During the second quarter of fiscal 2005, the Company reduced its commission rate on certain intercompany transactions between its Hong Kong based buying office and other consolidated subsidiaries. For the quarter ended June 30, 2005, this reduced commission rate had the effect of decreasing intercompany revenue by approximately $3,000 at the buying office, with corresponding decreases in cost of sales at the affected consolidated subsidiaries, with no net impact on consolidated pretax results. Additionally, the change in commission rate results in a change in taxable income between various taxing jurisdictions and has the effect of increasing the Company’s overall effective tax rate.

Effective February 1, 2005, the U.S. tax treaty with Barbados was amended whereby certain tax benefits that the Company had been utilizing were eliminated. These benefits contributed approximately $3,000 to net income in the first quarter of fiscal 2005.

The Company consolidates entities whose functional currencies include the Euro and the Canadian dollar. Comparability to prior periods is impacted as a result of changes in these exchange rates. The average annual Euro to U.S. dollar exchange rates for the first quarter of fiscal 2006 and 2005 approximated 1.26 and 1.21, respectively, and the average annual Canadian to U.S. dollar exchange rates for the first quarter of fiscal 2006 and 2005 approximated 0.80 and 0.74 respectively. The table below shows the translation impact of these changes on the amounts recorded in the first quarter of fiscal 2006, for the respective income statement captions.

	Euro	Canadian $	Total
Revenue	$3,314	$2,461	$5,775
Gross margin	1,922	1,411	3,333
Operating expenses	2,658	1,344	4,002
Operating income	(736)	67	(669)

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Overview

The Company’s net revenue decreased 2.7% to $319,902 in the first quarter of fiscal 2006, as compared to $328,847 in the first quarter of fiscal 2005. A decrease in the U.S. Wholesale segment was partially offset by increases in the International Wholesale and Retail segments, while the Licensing segment remained virtually unchanged. Revenue classified as Other includes that of E-commerce and the Karl Lagerfeld businesses. E-commerce was launched in the third quarter of fiscal 2005, while the Karl Lagerfeld businesses, including one retail store, were acquired in the fourth quarter of fiscal 2005.

Gross margin increased to 50.1% for the three months ended June 30, 2005, as compared to 44.2% for the three months ended June 30, 2004. Increases in the International Wholesale and Retail segments along with the acquisition of Karl Lagerfeld businesses and the launching or E-commerce were partially offset by a decrease in the U.S. Wholesale segment. Additionally, there was a change in revenue mix, whereby a greater percentage of net revenue is being contributed by the International Wholesale and Retail segments, which generate a higher gross margin than the Company’s consolidated gross margin. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses increased 8.5% to $161,556 for the three months ended June 30, 2005, as compared to $148,959 for the three months ended June 30, 2004. As a percentage of net revenue, Selling, general and administrative expenses increased to 50.5% for the three months ended June 30, 2005, as compared to 45.3% for the three months ended June 30, 2004. Increases in the International Wholesale and Retail segments, along with the acquisition of the Karl Lagerfeld businesses and the launching of E-commerce were partially offset by decreases in the U.S. Wholesale segment and the Corporate division. The decreased expenses in Other resulted from lower corporate marketing and compensation expenses, and the gain on the sale of an office building as noted above.

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $9,402 and $9,640 for the three months ended June 30, 2005 and 2004, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimis.

Interest and other expense decreased 12.4% to $6,277 for the three months ended June 30, 2005, as compared to $7,162 for the three months ended June 30, 2004. This decrease results primarily from the repurchase in the second quarter of fiscal 2005, of $7,530 of principal amount of the 6.85% notes due on June 1, 2008.

Interest income increased to $3,760 for the three months ended June 30, 2005, as compared to $1,046 for the three months ended June 30, 2004. This increase results from higher average invested cash balances and from higher interest rates earned on those balances. Interest rates earned on invested cash balances for the three-month periods ended June 30, 2005 and 2004 were 2.85% and 0.98%, respectively.

The provision for income taxes for the first quarter of fiscal 2006 increased to 28.0% of income before taxes from 10.0% in the corresponding period last year. This increase was attributable to the elimination of tax benefits under the amended U.S. tax treaty with Barbados, the effect of the reduced buying office commission rate as mentioned above and a change in taxable income between various taxing jurisdictions.

Segment Operations

Financial information for the Company’s reportable segments is as follows:

	U.S. Wholesale	International Wholesale	Retail	Licensing	Other	Eliminations	Total
Three Months Ended June 30, 2005
Net revenue	$115,836	$64,243	$121,678	$28,484	$703	$(11,042)	$319,902
Income (loss) from operations	(4,484)	(14,060)	15,334	16,631	(23,783)	9,197	(1,165)
Operating margin	(3.9)%	(21.9)%	12.6%	58.4%			(0.4)%

Three Months Ended June 30, 2004
Net revenue	$163,449	$47,241	$103,272	$29,331	$—	$(14,446)	$328,847
Income (loss) from operations	(1,719)	(14,880)	9,966	19,165	(28,753)	12,660	(3,561)
Operating margin	(1.1)%	(31.5)%	9.7%	65.3%			(1.1)%

U.S. Wholesale Segment. U.S. Wholesale segment net revenue decreased by $47,613, or 29.1%, for the three months ended June 30, 2005, as compared to the three months ended June, 30, 2004. Within the U.S. Wholesale segment, net revenue by component was as follows:

	Three Months Ended June 30,
	2005	2004
Menswear	$38,760	$58,289
Womenswear	56,338	81,398
Childrenswear	20,738	23,762

	$115,836	$163,449

The decrease in net revenue reflects lower volume and lower average unit prices as compared to the same period in the prior year. The lower volume is attributable to a continued decline in sales trends of Company products at U.S. retailers. The lower average unit prices reflect increased pricing adjustments to regular priced customers, and also a greater percentage of sales through off-price channels.

U.S. Wholesale segment operating loss increased to $4,484 for the three months ended June 30, 2005, as compared to $1,719 for the three months ended June 30, 2004. As a percentage of net revenue, operating loss was 3.9% and 1.1% for the three months ended June 30, 2005 and 2004, respectively. The increase in operating loss is primarily attributable to the revenue decrease as noted above and a decrease in gross margin, partially offset by lower expenses. The decrease in gross margin results from the increased pricing adjustments and greater percentage of off-price sales as noted above. Operating expenses decreased as a result of a restructuring in the fourth quarter of fiscal 2005, lower variable expenses resulting from lower revenue, and decreased depreciation and amortization reflects fewer locations of in-store shop fixtures. The fourth quarter of fiscal 2005 restructuring included a reduction in headcount, the exit of the Young Men’s and Wholesale H Hilfiger businesses, and other cost saving initiatives.

International Wholesale Segment. International Wholesale segment revenue increased $17,002, or 36.0% for the three months ended June 30, 2005, as compared to the three months ended June, 30, 2004. Within the segment, net revenue by component was as follows:

	Three Months Ended June 30,
	2005	2004
Menswear	$35,356	$27,304
Womenswear	21,657	15,857
Childrenswear	7,230	4,080

	$64,243	$47,241

Net revenue in the International Wholesale segment increased as a result of increased volume, increased average unit prices and increased exchange rates as noted above. The increased volume is attributable to expansion in the European markets, mainly Germany and Spain. The increased average unit prices results from lower price adjustments, and higher exchange rates. The effect of exchange rates on the International Wholesale segment net revenue approximated $3,039.

International Wholesale segment operating loss decreased 5.5% to $14,060 for the three months ended June 30, 2005, as compared to $14,880 for the three months ended June 30, 2004. The first quarter of each fiscal year is traditionally a loss quarter for this segment due to the seasonality of the international wholesale market. As a percentage of net revenue, operating loss was 21.9% and 31.5% for the three months ended June 30, 2005 and 2004, respectively. Increased revenue and increased gross margin was mostly offset by increased expenses. Gross margin increased primarily as a result of the decrease in price adjustments. Operating expenses increased as a result of increased revenue, and additional costs incurred to support growth, including the investment in building its newly acquired business in Italy.

Retail Segment. Retail segment net revenue increased 17.8% to $121,678 for the three months ended June 30, 2005, as compared to $103,272 for the three months ended June 30, 2004. The increase is due to new stores opened since June 30, 2004, and a net increase in revenue from existing stores. Retail stores opened since June 30, 2004 contributed net revenue of $13,233 during the quarter ended June 30, 2005, consisting of approximately $2,223 of revenue in the U.S. and $11,010 of non-U.S. revenue. At June 30, 2005, the Retail segment operated 211 retail stores, consisting of 165 outlet stores and 46 specialty stores, compared to 181 stores consisting of 146 outlets and 35 specialty stores a year ago.

Retail segment operating income increased 53.9% to $15,334, as compared to $9,966 for the three months ended June 30, 2004. As a percentage of segment revenue, operating income was 12.6% and 9.7 % for the three months ended June 30, 2005 and 2004, respectively. This increase is attributable to increased revenue as noted above and increased gross margins, partially offset by increased expenses. Increased gross margins reflect lower markdowns in the first quarter fiscal 2006 as compared to the first quarter of fiscal 2005. In the U.S., comparable store sales continue to show positive improvement over the comparable sales of the prior year. Outside the U.S., operating income and operating margin increased due to a higher gross margin, which offset higher operating expenses, as those non-U.S. divisions continue to expand their retail businesses.

Licensing Segment. Licensing segment net revenue decreased 2.9% to 28,484 for the three months ended June 30, 2005, as compared to $29,331 for the three months ended June 30, 2004. The net decrease results from a reduction in intercompany buying office commission rates beginning in the second quarter of fiscal 2005, partially offset by higher royalties earned from third-party licensees. Higher royalties earned from third-party licensees included, notably, the Company’s geographic license in Korea, and the licenses for fragrance and footwear. New products introduced under licenses entered into during the first quarters of fiscal 2006 and 2005 contributed a de minimis amount of revenue during those respective periods.

Licensing segment profits decreased 13.2% to 16,631 for the three months ended June 30, 2005, as compared to $19,165 for the three months ended June 30, 2004. As a percentage of segment revenue, Licensing segment profits were 58.4% and 65.3% for the three months ended June 30, 2005 and 2004, respectively. This decrease principally resulted from decreased intercompany buying office commission rates as described above in Items Affecting Comparability.

Forward Outlook

For a discussion of the Company’s fiscal 2006 forward outlook as of November 18, 2005, the date of the filing of the Company’s Form 10-K for the year ended March 31, 2005, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Outlook” in such Form 10-K. As a matter of policy, the Company disclaims any intention to update or revise such forward-looking statements during the period between Thanksgiving and the completion of the Fall/Holiday retail selling season in January.

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

The Company’s cash and cash equivalents balance decreased $98,659 from $480,987 at March 31, 2005 to $382,328 at June 30, 2005. This net decrease resulted primarily from the $150,000 restriction of cash used as collateral for the Letter of Credit Facility, $18,503 of capital expenditures and $18,842 of net cash paid for an acquisition, partially offset by $45,900 of proceeds on the sale of one of the Company’s office buildings, and $44,233 of net cash provided by operating activities. Capital expenditures were made principally in support of the expansion of the European business, for retail store openings and maintenance, and build-out of the Company’s information system infrastructure. Included in net cash from operating activities is $16,135 of net income excluding non-cash items, and $28,098 of seasonal changes in primarily working capital accounts. Additionally during the quarter, the Company’s short-term investments decreased by $2,825 as the net result of investment maturities, sales and purchases. A more detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

As of June 30, 2005, the Company’s principal debt obligations and credit facilities consisted of $192,470 of the 2008 Notes, $150,000 of the 2031 Bonds and the Letter of Credit Facility. The Notes were issued by TH USA and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

The Letter of Credit Facility, which is guaranteed by THC, is to be used for normal trade financing and other general purposes. As of June 30, 2005, $80,646 of the total available commitments under the Letter of Credit Facility had been used to open letters of credit, including $20,492 for inventory purchased that are included in current liabilities and $60,154 related to commitments to purchase inventory. No cash borrowings are available under the Letter of Credit Facility. The Letter of Credit Facility is collateralized by $150,000 of cash maintained by a wholly owned subsidiary at designated bank accounts. The Letter of Credit Facility will expire on April 19, 2006. The Company expects to enter into an alternate facility before the end of fiscal 2006.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $152,410 at June 30, 2005, for working capital or trade financing purposes. As of June 30, 2005, $11,761 of available borrowings under these facilities had been used to open letters of credit, including $5,092 for inventory purchased that is included in current liabilities and $6,669 related to commitments to purchase inventory. There were no short-term borrowings as of June 30, 2005 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 3.64% for the three-month period ended, June 30, 2005.

The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the ability to prepay long-term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions. No interest rate hedging contracts were in place as of June 30, 2005.

The Company expects to fund its cash requirements for current operations for fiscal 2006 and the foreseeable future from available cash balances, and internally generated funds. The Company believes that these resources will be sufficient to fund its cash requirements for such periods.

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

Exchange Rates

The Company received United States dollars for approximately 67% of its product sales for the three months ended June 30, 2005. Substantially all inventory purchases from contract manufacturers throughout the world are also denominated in United States dollars; however, purchase prices for the Company’s products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company’s cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company’s inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or anticipated cash flows. These include the purchase of inventory, capital expenditures, collection of foreign royalty payments and certain intercompany commitments. The Company enters into forward contracts, generally with maturities of up to 15 months, to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. At June 30, 2005, the Company had contracts to exchange foreign currencies, principally the Japanese yen, the Canadian dollar and the Euro, having a total notional amount of $75,689. The unrealized gain associated with these contracts at June 30, 2005 approximated $2,002, net of deferred taxes. $1,822 of this gain was recorded in Other comprehensive income and $180 was charged to Cost of sales in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statements No. 123R, “Share-Based Payment” (“FAS 123R”), an amendment of FASB Statements No. 123 and 95. Under FAS 123R, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. This statement is effective for fiscal years beginning on or after June 15, 2005. The Company anticipates adopting the provisions of FAS 123R beginning April 1, 2006, but cannot at this time assess the financial statement impact of adopting this statement. The Company currently provides the disclosure requirements of FAS 123, which provides a pro-forma historical impact of recording stock compensation expense. See Note 2 to the accompanying consolidated financial statements for such disclosure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the sections entitled “Liquidity and Capital Resources” and “Exchange Rates” in Item 2 above, which sections are incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of June 30, 2005, management concluded that the Company’s disclosure controls and procedures were not effective for the reasons more fully described below related to the unremediated material weakness in the Company’s internal control over financial reporting identified during the Company’s evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the year ended March 31, 2005. To address this control weakness, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s assessment identified a material weakness in the Company’s internal control over financial reporting as of March 31, 2005 that is in the process of being remediated as of June 30, 2005, as described further below. This section of Item 4, “Controls and Procedures,” should be read in conjunction with Item 9A, “Controls and Procedures,” included in the Company’s Form 10-K for the year ended March 31, 2005, for additional information on Management’s Report on Internal Controls Over Financial Reporting.

As of March 31, 2005, the Company did not maintain effective controls over the accounting for income taxes, including the determination and reporting of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have adequate personnel to enable the Company to properly consider and apply generally accepted accounting principles for taxes, ensure that the rationale for certain tax positions was adequately documented and appropriately communicated and ensure that effective oversight of the work performed by its outside tax advisors was exercised. Additionally, the Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and the related deferred income taxes, and income taxes payable, including monitoring the differences between the tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred tax balances. Furthermore, the Company did not have effective controls to identify, evaluate and accurately record provisions for profits tax in Hong Kong. This control deficiency resulted in the restatement of the annual consolidated financial statements for 2004 and 2003, the interim consolidated financial statements for the first quarter of 2005 and all quarters in 2004, as well as audit adjustments to the 2005 consolidated financial statements. Additionally, this control deficiency could result in the misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, that would result in a material misstatement to annual or consolidated interim financial statements that would not be prevented or detected.

Remediation

The Company has taken the following actions to address the material weakness in its tax function:

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

Management has taken the actions described above, which it believes address the material weakness related to accounting for income taxes. Testing the effectiveness of these controls will be completed as part of the year end procedures. As a result, management will not be able to conclude on the remediation until that time.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

U.S. Attorney’s Office Investigation

On September 24, 2004, TH USA announced that it had received a grand jury subpoena issued by the United States Attorney’s Office for the Southern District of New York (“USAO”) seeking documents generally related to domestic and/or international buying office commissions since 1990 and that certain of TH USA’s current and former employees had received subpoenas. Several domestic and international subsidiaries of the Company pay buying office commissions to Tommy Hilfiger (Eastern Hemisphere) Limited (“THEH”), a British Virgin Islands corporation which is a wholly-owned and consolidated subsidiary of the Company, pursuant to contracts to provide or otherwise secure through third parties certain services, including product development, sourcing, production scheduling and quality control functions. The USAO investigation was focused on the appropriateness of the commission rate paid by the Company’s subsidiaries to THEH, as well as other related tax matters.

In October 2004, the Board of Directors of the Company formed a Special Committee of independent directors to conduct an independent investigation into matters arising out of the governmental investigation. The Special Committee retained Debevoise & Plimpton LLP as legal counsel, with a team headed by Mary Jo White, former U.S. Attorney for the Southern District of New York. The Special Committee reported on its investigation to the Board in March 2005 and to the USAO in April 2005. The Special Committee found that the Company had a good faith basis for adopting the buying office commission rate paid by the Company’s subsidiaries to THEH. The Special Committee did identify certain questions about Hong Kong tax matters and supported the Company’s determination to engage the Hong Kong Inland Revenue Department (“IRD”) in discussions regarding whether THEH was subject to profits tax in Hong Kong. The Special Committee made recommendations to the Company to enhance procedures for tax matters, including transfer pricing, and to review its buying office structure. The Company’s management has adopted all of the Special Committee’s recommendations.

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

Following the Company’s September 24, 2004 announcement of the investigation, approximately eleven purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, as well as certain current and former officers and directors of the Company. The Court has consolidated the purported shareholder class action lawsuits, and has appointed lead counsel and lead plaintiffs. The lead plaintiffs filed a consolidated, amended complaint on May 13, 2005. On August 1, 2005, the Company filed a motion to dismiss the complaint. On September 30, 2005, the Company and lead plaintiffs agreed to a new schedule, which was subsequently ordered by the Court, pursuant to which lead plaintiffs filed a Second Consolidated Amended Complaint on October 31, 2005 and the Company filed a new motion to dismiss on December 5, 2005. The Company currently expects that a hearing on such motion will be scheduled by the Court for early 2006. The Company intends to defend itself vigorously against plaintiffs’ claims. Since the case is in its very early stages, the Company is unable to predict its outcome. Accordingly, the Company has not recorded any provision for potential loss associated with this matter.

Other Matters

The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their business. In the opinion of the Company’s management, based on advice of counsel, the resolution of these matters will not have a material effect on its financial position, its results of operations or its cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	First Amendment to Contract, dated July 14, 2004, by and between Tommy Hilfiger 485 Fifth, Inc., as Seller and Park & 5th Property LLC, as Purchaser.

10.2	Assignment of Contract, dated July 14, 2004, by and between Tommy Hilfiger 485 Fifth, Inc., as Seller and Park & 5th Property LLC, as Purchaser.

10.3	Supplemental letter to Contract, dated July 14, 2004, by and between Tommy Hilfiger 485 Fifth, Inc., as Seller and Park & 5th Property LLC, as Purchaser.

10.4	Second Amendment to Contract, dated July 14, 2004, by and between Tommy Hilfiger 485 Fifth, Inc., as Seller and Park & 5th Property LLC, as Purchaser.

11	Computation of Net Income Per Ordinary Share

31.1	Certification of the principal executive officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the principal financial officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Exchange Act

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

During the quarter ended June 30, 2005, the Company submitted the following Current Reports on Form 8-K with the Securities and Exchange Commission:

(1)	The Company submitted a Current Report on Form 8-K, dated April 1, 2005, announcing that Joel J. Horowitz will retire as Non-Executive Chairman of the Company, following the Company’s Annual Meeting of Shareholders, tentatively scheduled for October 31, 2005. Until such time, Mr. Horowitz will serve as Non-Executive Chairman of the Company’s Board of Directors.

(2)	The Company submitted a Current Report on Form 8-K, on April 6, 2005, announcing that the Company had entered into indemnification agreements with its officers and directors as permitted by its Articles of Association.

(3)	The Company submitted a Current Report on Form 8-K, dated April 19, 2005, announcing the execution of a $150,000 letter of credit facility with J.P. Morgan Securities Inc. acting as sole lead arranger.

(4)	The Company submitted a Current Report on Form 8-K, dated June 15, 2005, announcing its preliminary fiscal 2005 pretax results, a revised outlook for fiscal 2006, and an update on the investigation by the U.S. Attorney’s Office.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

TOMMY HILFIGER CORPORATION

Date: December 15, 2005	By:	/s/ David F. Dyer
David F. Dyer
Chief Executive Officer and President
(Principal Executive Officer)
Tommy Hilfiger Corporation

Date: December 15, 2005	By:	/s/ Joseph Scirocco
Joseph Scirocco
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)
Tommy Hilfiger Corporation

EXHIBIT INDEX

Exhibit Number	Description
10.1	First Amendment to Contract, dated July 14, 2004, by and between Tommy Hilfiger 485 Fifth, Inc., as Seller and Park & 5th Property LLC, as Purchaser.

10.2	Assignment of Contract, dated July 14, 2004, by and between Tommy Hilfiger 485 Fifth, Inc., as Seller and Park & 5th Property LLC, as Purchaser.

10.3	Supplemental letter to Contract, dated July 14, 2004, by and between Tommy Hilfiger 485 Fifth, Inc., as Seller and Park & 5th Property LLC, as Purchaser.

10.4	Second Amendment to Contract, dated July 14, 2004, by and between Tommy Hilfiger 485 Fifth, Inc., as Seller and Park & 5th Property LLC, as Purchaser.

11	Computation of Net Income Per Ordinary Share

31.1	Certification of the principal executive officer pursuant to Rule 13a - 14 (a) or Rule 15d – 14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the principal financial officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Exchange Act

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350