Form 10-Q
period 2005-09-30
HILFIGER TOMMY CORP
filed 2005-12-23
CIK 888747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

September 30, 2005

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

PART I

ITEM 1 - FINANCIAL STATEMENTS

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Six Months Ended September 30,		For the Three Months Ended September 30,
(Unaudited)	2005	2004	2005	2004
Net revenue	$821,736	$863,018	$501,834	$534,171
Cost of goods sold	396,324	462,359	236,813	278,910

Gross profit	425,412	400,659	265,021	255,261

Depreciation and amortization	34,896	39,659	17,448	22,532
Other selling, general and administrative expenses	313,413	293,209	169,305	161,377

Total selling, general and administrative expenses	348,309	332,868	186,753	183,909

Income from operations	77,103	67,791	78,268	71,352

Interest and other expense	13,118	14,842	6,841	7,680
Interest income	8,568	2,472	4,808	1,426

Income before income taxes	72,553	55,421	76,235	65,098

Provision for income taxes	20,315	3,955	21,346	4,920

Net income	$52,238	$51,466	$54,889	$60,178

Earnings per share:

Basic earnings per share	$0.57	$0.56	$0.60	$0.66

Weighted average shares outstanding	91,915	91,545	91,957	91,773

Diluted earnings per share	$0.56	$0.56	$0.59	$0.65

Weighted average shares and share equivalents outstanding	92,783	92,434	93,264	92,450

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)	September 30, 2005	March 31, 2005
Assets
Current assets
Cash and cash equivalents	$348,308	$480,987
Short-term investments	34,478	40,650
Restricted cash	150,000	—
Accounts receivable, less allowances of $3,644 and $2,768, respectively	158,088	153,925
Inventories	245,348	203,261
Deferred tax assets	43,793	47,193
Other current assets	50,055	38,029

Total current assets	1,030,070	964,045

Property and equipment, at cost, less accumulated depreciation and amortization	210,133	250,072
Intangible assets, subject to amortization	39,266	24,419
Intangible assets, not subject to amortization	630,975	643,888
Goodwill	259,492	264,499
Other assets	11,628	11,136

Total Assets	$2,181,564	$2,158,059

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$2,995	$—
Current portion of long-term debt	305	359
Accounts payable	31,861	41,266
Accrued expenses and other current liabilities	259,506	261,444

Total current liabilities	294,667	303,069

Long-term debt	343,997	343,987
Deferred tax liability	171,564	166,489
Other liabilities	20,833	20,245

Commitments and contingencies (Notes 10 and 11)

Shareholders’ equity
Preference Shares, $0.01 par value-shares authorized 5,000,000; none issued	—	—
Ordinary Shares, $0.01 par value-shares authorized 150,000,000; issued 98,339,034 and 98,054,261 shares, respectively	983	981
Capital in excess of par value	625,940	621,774
Retained earnings	693,947	641,709
Accumulated other comprehensive income	90,864	121,036
Treasury shares, at cost: 6,192,600 Ordinary Shares	(61,231)	(61,231)

Total shareholders’ equity	1,350,503	1,324,269

Total Liabilities and Shareholders’ Equity	$2,181,564	$2,158,059

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended September 30,
(Unaudited)	2005	2004
Cash flows from operating activities
Net income	$52,238	$51,466
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	35,411	40,757
Gain on sale of building	(2,320)	—
Deferred taxes	4,012	(7,217)
Changes in operating assets and liabilities, net of acquistion
Decrease (increase) in assets
Accounts receivable	10,050	15,033
Inventories	(45,230)	(41,886)
Other assets	(15,089)	(12,303)
Increase (decrease) in liabilities
Accounts payable	(13,389)	(5,663)
Accrued expenses and other liabilities	(5,475)	(5,852)

Net cash provided by operating activities	20,208	34,335

Cash flows from investing activities
Purchases of property and equipment	(38,199)	(36,751)
Net proceeds from sale of building	45,900	—
Purchase of short-term investments, net	6,172	(37,340)
Acquisition of businesses, net of cash acquired	(18,842)	(7,462)
Restriction of cash for letter of credit facility	(150,000)	—

Net cash used in investing activities	(154,969)	(81,553)

Cash flows from financing activities
Payments of long-term debt	(109)	(8,048)
Proceeds from the exercise of employee stock options	3,002	4,727
Short-term bank borrowings (repayments), net	2,993	—

Net cash used in financing activities	5,886	(3,321)

Effect of exchange rate changes on cash	(3,804)	31

Net decrease in cash	(132,679)	(50,508)

Cash and cash equivalents, beginning of period	480,987	414,548

Cash and cash equivalents, end of period	$348,308	$364,040

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollar amounts in thousands)

	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares	Total shareholders’ equity
(Unaudited)	Outstanding (1)	Amount
Balance, March 31, 2004	91,306,676	975	615,691	556,058	95,678	(61,231)	1,207,171
Net income	—	—	—	85,651	—	—	85,651
Foreign currency translation	—	—	—	—	25,125	—	25,125
Change in fair value of hedging instruments	—	—	—	—	233	—	233
Amortization of deferred compensation costs	—	—	66	—	—	—	66
Exercise of employee stock options	554,985	6	5,096	—	—	—	5,102
Tax benefits from exercise of stock options	—	—	921	—	—	—	921

Balance, March 31, 2005	91,861,661	981	621,774	641,709	121,036	(61,231)	1,324,269
Net income	—	—	—	52,238	—	—	52,238
Foreign currency translation	—	—	—	—	(30,301)	—	(30,301)
Change in fair value of hedging instruments	—	—	—	—	129	—	129
Amortization of deferred compensation costs	—	—	118	—	—	—	118
Stock compensation expense	—	—	386	—	—	—	386
Exercise of employee stock options	284,773	2	3,000	—	—	—	3,002
Tax benefits from exercise of stock options	—	—	662	—	—	—	662

Balance, September 30, 2005	92,146,434	$983	$625,940	$693,947	$90,864	$(61,231)	$1,350,503

(1)	Net of treasury shares

Comprehensive income consists of net income, foreign currency translation and unrealized gains and losses on hedging instruments and totaled $22,066 for the six months ended September 30, 2005, and $111,009 for the fiscal year ended March 31, 2005. For the six months ended September 30, 2004, comprehensive income totaled $56,999 and consisted of net income of $51,466, a foreign currency translation adjustment of $6,448 and loss on hedging instruments of ($915). The cumulative translation adjustment was $90,806 and $121,107 at September 30, 2005 and March 31, 2005, respectively. The net fair value adjustment of hedging instruments was $58 and ($71) at September 30, 2005 and March 31, 2005, respectively. The Company had unamortized deferred compensation costs at September 30, 2005 and March 31, 2005, of $523 and $641, respectively.

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts)

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared by Tommy Hilfiger Corporation (“THC” or the “Company”; unless the context indicates otherwise, all references to the “Company” include THC and its subsidiaries) in a manner consistent with that used in the preparation of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, as filed with the Securities and Exchange Commission (the “Form 10-K”). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, which consist of only normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating results for the six-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006, as the Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries as well as other factors. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

The financial statements for the six month and three-month periods ended September 30, 2005 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 2005, and the Condensed Consolidated Statement of Changes in Shareholders’ Equity through March 31, 2005, as presented, have been derived from the consolidated financial statements included in the Form 10-K.

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

At September 30, 2005, the Company had four stock-based employee compensation plans, which are described more fully in Note 15 to the Consolidated Financial Statements included in the Form 10-K. During the second quarter of fiscal 2006, the Company amended the terms of 111,651 previously issued stock options and recorded related compensation expense of $386. In addition, for the six months ended September 30, 2005, the Company recorded $118 of stock compensation expense related to the issuance of restricted stock. There was no stock-based employee compensation expense for the six months ended September 30, 2004.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Six Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$52,238	$51,466	$54,889	$60,178

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2,689)	(2,968)	(1,430)	(1,183)

Pro forma net income	$49,549	$48,498	$53,459	$58,995

Earnings per share:
Basic - as reported	$0.57	$0.56	$0.60	$0.66
Basic - pro forma	$0.54	$0.53	$0.58	$0.64
Diluted - as reported	$0.56	$0.56	$0.59	$0.65
Diluted - pro forma	$0.53	$0.52	$0.57	$0.64

Shipping and Handling Costs

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $20,558 and $22,457 for the six months ended September 30, 2005 and 2004, respectively, and $11,157 and $12,817 for the three months ended September 30, 2005 and 2004, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimis.

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

Note 3 – Acquisitions

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

Note 4 – Goodwill

A summary of changes in the Company’s goodwill during fiscal 2006 by those reporting segments that have goodwill is as follows:

	International Wholesale	Retail	Licensing	Other	Total
Balance at March 31, 2005	$91,306	$61,465	$95,423	$16,305	$264,499
Acquisition related	5,627	—	—	(1,386)	4,241
Foreign currency translation	(7,668)	(398)	—	(1,182)	(9,248)

Balance at September 30, 2005	$89,265	$61,067	$95,423	$13,737	$259,492

As more fully described in Note 3, the acquisition related increase in International Wholesale goodwill results from the acquisition of TH Italia. The acquisition related decrease in Other relates to purchase price adjustments on the acquisition of the Karl Lagerfeld businesses.

Note 5 – Debt Obligations and Credit Facilities

As of September 30, 2005, the Company’s principal debt obligations and credit facilities consisted of $192,470 of 6.85% notes maturing on June 1, 2008 (the “2008 Notes”), $150,000 of 9% bonds maturing on December 1, 2031 (the “2031 Bonds”) and a $150,000, cash-collateralized, letter of credit facility, (the “Letter of Credit Facility”). The 2008 Notes and the 2031 Bonds (collectively, the “Notes”) were issued by Tommy Hilfiger U.S.A., Inc., (“TH USA”) a subsidiary of THC, and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

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

The Letter of Credit Facility, which is guaranteed by THC, is to be used for normal trade financing and other general purposes. As of September 30, 2005, $61,540 of the total available commitments under the Letter of Credit Facility had been used to open letters of credit, including $18,320 for inventory purchased that are included in current liabilities and $43,220 related to commitments to purchase inventory. No cash borrowings are available under the Letter of Credit Facility. The Letter of Credit Facility is collateralized by $150,000 of cash maintained by a wholly owned subsidiary at designated bank accounts. This cash is classified as Restricted cash in the current assets section of the accompanying condensed consolidated balance sheet. The Letter of Credit Facility will expire on April 19, 2006.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $161,952 at September 30, 2005, for working capital or trade financing purposes. As of September 30, 2005, $13,131 of available borrowings under these facilities had been used to open letters of credit, including $3,551 for inventory purchased that is included in current liabilities and $9,580 related to commitments to purchase inventory. There were $2,995 of short-term borrowings as of September 30, 2005 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 2.94% for the six-month period ended, September 30, 2005.

Note 6 - Condensed Consolidating Financial Information

The Notes discussed in Note 5 were issued by TH USA and are fully and unconditionally guaranteed by THC. Accordingly, condensed consolidating balance sheets as of September 30, 2005 and March 31, 2005, the related condensed consolidating statements of operations for each of the six-month and three-month periods ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the six-month periods ended September 30, 2005 and 2004 are provided. The operations of TH USA, excluding its subsidiaries, consist of the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries. The non-guarantor subsidiaries of TH USA consist of the Company’s U.S. retail, licensing and other wholesale divisions, as well as the Company’s Canadian operations. Such operations contributed net revenue of $438,631 and $502,097 for the six-month periods and $237,287 and $282,571 for the three-month periods ended September 30, 2005 and 2004, respectively. The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations, as well as the Company’s European operations. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA’s and THC’s results reflect 100% of the earnings of their respective subsidiaries in each of the years presented. See Note 5 for a description of certain restrictions on the ability of subsidiaries of THC to pay dividends to THC.

Condensed Consolidating Statements of Operations

Six Months Ended September 30, 2005

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$86,217	$743,188	$(7,669)	$821,736
Cost of goods sold	—	62,568	337,308	(3,552)	396,324

Gross profit	—	23,649	405,880	(4,117)	425,412

Depreciation and amortization	—	7,847	27,049	—	34,896
Other selling, general and administrative expenses	2,388	21,495	293,799	(4,269)	313,413

Total selling, general, and administrative expenses	2,388	29,342	320,848	(4,269)	348,309

Income (loss) from operations	(2,388)	(5,693)	85,032	152	77,103

Interest and other expense	—	13,335	(217)	—	13,118
Interest income	1,153	825	6,590	—	8,568
Intercompany interest expense (income)	(19,553)	19,578	(25)	—	—

Income (loss) before income taxes	18,318	(37,781)	91,864	152	72,553

Provision (benefit) for income taxes	5,990	(13,311)	27,636	—	20,315

Equity in net earnings of unconsolidated subsidiaries	39,910	27,774	—	(67,684)	—

Net income (loss)	$52,238	$3,304	$64,228	$(67,532)	$52,238

Condensed Consolidating Statements of Operations

Six Months Ended September 30, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$112,456	$763,020	$(12,458)	$863,018
Cost of goods sold	—	84,685	383,881	(6,207)	462,359

Gross profit	—	27,771	379,139	(6,251)	400,659

Depreciation and amortization	—	10,191	29,468	—	39,659
Other selling, general and administrative expenses	(714)	43,316	256,446	(5,839)	293,209

Total selling, general, and administrative expenses	(714)	53,507	285,914	(5,839)	332,868

Income (loss) from operations	714	(25,736)	93,225	(412)	67,791

Interest and other expense	—	14,234	608	—	14,842
Interest income	704	506	1,262	—	2,472
Intercompany interest expense (income)	(24,464)	19,374	5,090	—	—

Income (loss) before income taxes	25,882	(58,838)	88,789	(412)	55,421

Provision (benefit) for income taxes	3,566	(22,995)	23,384	—	3,955

Equity in net earnings of unconsolidated subsidiaries	29,150	15,974	—	(45,124)	—

Net income (loss)	$51,466	$(19,869)	$65,405	$(45,536)	$51,466

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2005

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$42,392	$462,080	$(2,638)	$501,834
Cost of goods sold	—	31,640	206,052	(879)	236,813

Gross profit	—	10,752	256,028	(1,759)	265,021

Depreciation and amortization	—	4,310	13,138	—	17,448
Other selling, general and administrative expenses	1,171	13,121	157,121	(2,108)	169,305

Total selling, general, and administrative expenses	1,171	17,431	170,259	(2,108)	186,753

Income (loss) from operations	(1,171)	(6,679)	85,769	349	78,268

Interest and other expense	—	6,338	503	—	6,841
Interest income	527	399	3,882	—	4,808
Intercompany interest expense (income)	(7,923)	7,948	(25)	—	—

Income (loss) before income taxes	7,279	(20,566)	89,173	349	76,235

Provision (benefit) for income taxes	2,426	(6,953)	25,873	—	21,346

Equity in net earnings of unconsolidated subsidiaries	50,036	21,971	—	(72,007)	—

Net income (loss)	$54,889	$8,358	$63,300	$(71,658)	$54,889

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$55,859	$484,848	$(6,536)	$534,171
Cost of goods sold	—	44,098	238,086	(3,274)	278,910

Gross profit	—	11,761	246,762	(3,262)	255,261

Depreciation and amortization	—	7,585	14,947	—	22,532
Other selling, general and administrative expenses	(133)	21,489	143,036	(3,015)	161,377

Total selling, general, and administrative expenses	(133)	29,074	157,983	(3,015)	183,909

Income (loss) from operations	133	(17,313)	88,779	(247)	71,352

Interest and other expense	—	7,231	449	—	7,680
Interest income	432	213	781	—	1,426
Intercompany interest expense (income)	(12,313)	9,783	2,530	—	—

Income (loss) before income taxes	12,878	(34,114)	86,581	(247)	65,098

Provision (benefit) for income taxes	(992)	(17,169)	23,081	—	4,920

Equity in net earnings of unconsolidated subsidiaries	46,308	5,725	—	(52,033)	—

Net income (loss)	$60,178	$(11,220)	$63,500	$(52,280)	$60,178

Condensed Consolidating Balance Sheets

September 30, 2005

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$75,581	$35,986	$236,741	$—	$348,308
Short - term investments	—	—	34,478	—	34,478
Restricted Cash	—	—	150,000	—	150,000
Accounts receivable	—	—	158,088	—	158,088
Inventories	—	25,499	220,433	(584)	245,348
Deferred tax assets	—	28,566	15,227	—	43,793
Other current assets	598	13,553	35,904	—	50,055

Total current assets	76,179	103,604	850,871	(584)	1,030,070

Property, plant and equipment, at cost, less accumulated depreciation and amortization	—	86,617	123,516	—	210,133
Intangible assets, subject to amortization	—	—	39,266	—	39,266
Intangible assets, not subject to amortization	—	—	630,975	—	630,975
Goodwill	—	—	259,492	—	259,492
Investment in subsidiaries	1,284,738	1,260,890	—	(2,545,628)	—
Other assets	—	7,224	4,404	—	11,628

Total Assets	$1,360,917	$1,458,335	$1,908,524	$(2,546,212)	$2,181,564

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$2,995	$—	$2,995
Current portion of long-term debt	—	—	305	—	305
Accounts payable	—	2,724	29,137	—	31,861
Accrued expenses and other current liabilities	652	124,671	134,183	—	259,506

Total current liabilities	652	127,395	166,620	—	294,667

Intercompany payable (receivable)	9,762	(68,375)	58,613	—	—
Long-term debt	—	342,325	1,672	—	343,997
Deferred tax liability	—	(29,469)	201,033	—	171,564
Other liabilities	—	10,804	10,029	—	20,833
Shareholders’ equity	1,350,503	1,075,655	1,470,557	(2,546,212)	1,350,503

Total Liabilities and Shareholders’ Equity	$1,360,917	$1,458,335	$1,908,524	$(2,546,212)	$2,181,564

Condensed Consolidating Balance Sheets

March 31, 2005

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$215,526	$34,995	$230,466	$—	$480,987
Short-term investments	—	—	40,650	—	40,650
Accounts receivable	—	—	153,925	—	153,925
Inventories	—	24,401	179,596	(736)	203,261
Deferred tax assets	—	31,966	15,227	—	47,193
Other current assets	1,793	6,533	29,703	—	38,029

Total current assets	217,319	97,895	649,567	(736)	964,045

Property, plant and equipment, at cost, less accumulated depreciation and amortization	—	122,086	127,986	—	250,072
Intangible assets, subject to amortization	—	—	24,419	—	24,419
Intangible assets, not subject to amortization	—	—	643,888	—	643,888
Goodwill	—	—	264,499	—	264,499
Investment in subsidiaries	603,815	1,083,116	—	(1,686,931)	—
Other assets	—	7,428	3,708	—	11,136

Total Assets	$821,134	$1,310,525	$1,714,067	$(1,687,667)	$2,158,059

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$31	$328	$—	359
Accounts payable	—	11,427	29,839	—	41,266
Accrued expenses and other current liabilities	1,016	139,808	125,870	(5,250)	261,444

Total current liabilities	1,016	151,266	156,037	(5,250)	303,069

Intercompany payable (receivable)	(504,151)	404,268	99,883	—	—
Long-term debt	—	342,325	1,662	—	343,987
Deferred tax liability	—	(29,469)	195,958	—	166,489
Other liabilities	—	10,795	9,450	—	20,245
Shareholders’ equity	1,324,269	431,340	1,251,077	(1,682,417)	1,324,269

Total Liabilities and Shareholders’ Equity	$821,134	$1,310,525	$1,714,067	$(1,687,667)	$2,158,059

Condensed Consolidating Statements of Cash Flows

Six Months Ended September 30, 2005

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$52,238	$3,304	$64,228	$(67,532)	$52,238
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	338	8,029	27,044	—	35,411
Gain on sale of building	—	(2,320)	—	—	(2,320)
Deferred taxes	—	3,400	612	—	4,012
Equity in earnings of subsidiaries	(39,910)	(27,774)	—	67,684	—
Changes in operating assets and liabilities	(5,613)	(9,699)	(53,669)	(152)	(69,133)

Net cash provided by (used in) operating activities	7,053	(25,060)	38,215	—	20,208

Cash flows from investing activities
Purchases of property and equipment	—	(19,807)	(18,392)	—	(38,199)
Proceeds from sale of building	—	45,900	—	—	45,900
Purchase of short-term investments, net	—	—	6,172	—	6,172
Acquisition of businesses, net of cash acquired	—	—	(18,842)	—	(18,842)
Restriction of cash for letter of credit facility	—	—	(150,000)	—	(150,000)

Net cash (used in) provided by investing activities	—	26,093	(181,062)	—	(154,969)

Cash flows from financing activities
Payments on long-term debt	—	(42)	(67)	—	(109)
Proceeds from the exercise of stock options	3,002	—	—	—	3,002
Short-term borrowings, net	—	—	2,993	—	2,993
Capital contribution made to subsidiary	(150,000)	(150,000)	—	300,000	—
Capital contribution received from parent company	—	150,000	150,000	(300,000)	—

Net cash provided by (used in) financing activities	(146,998)	(42)	152,926	—	5,886

Effect of exchange rate changes on cash	—	—	(3,804)	—	(3,804)

Net increase (decrease) in cash	(139,945)	991	6,275	—	(132,679)

Cash and cash equivalents, beginning of period	215,526	34,995	230,466	—	480,987

Cash and cash equivalents, end of period	$75,581	$35,986	$236,741	$—	$348,308

Condensed Consolidating Statements of Cash Flows

Six Months Ended September 30, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$51,466	$(19,869)	$65,405	$(45,536)	$51,466
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	14,056	26,701	—	40,757
Deferred taxes	—	(1,597)	(5,620)	—	(7,217)
Equity in earnings of subsidiaries	(29,149)	(15,975)	—	45,124	—
Changes in operating assets and liabilities	(11,927)	(21,955)	(17,201)	412	(50,671)

Net cash provided by (used in) operating activities	10,390	(45,340)	69,285	—	34,335

Cash flows from investing activities
Purchases of property and equipment	—	(10,075)	(26,676)	—	(36,751)
Purchase of short-term investments, net	—	—	(37,340)	—	(37,340)
Acquisition of businesses, net of cash acquired	—	—	(7,462)	—	(7,462)

Net cash (used in) provided by investing activities	—	(10,075)	(71,478)	—	(81,553)

Cash flows from financing activities
Payments on long-term debt	—	(7,622)	(426)	—	(8,048)
Proceeds from the exercise of stock options	4,727	—	—	—	4,727

Net cash provided by (used in) financing activities	4,727	(7,622)	(426)	—	(3,321)

Effect of exchange rate changes on cash	—	—	31	—	31

Net increase (decrease) in cash	15,117	(63,037)	(2,588)	—	(50,508)

Cash and cash equivalents, beginning of period	126,120	137,523	150,905	—	414,548

Cash and cash equivalents, end of period	$141,237	$74,486	$148,317	$—	$364,040

Note 7 – Segment Reporting

As defined and prescribed by Statement of Financial Accounting Standard (“SFAS”) 131, “Disclosures about Segments of an Enterprise and Related Information” and related interpretations, the Company has four reportable segments: U.S. Wholesale, International Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels. The U.S. and International Wholesale segments consist of the design and sourcing of men’s and woman’s sportswear and activewear, jeanswear and childrenswear for wholesale distribution in their respective geographic region. The Retail segment reflects the operations of the Company’s outlet and specialty stores. The Licensing segment consist of the services related to licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying offices. The Company evaluates performance and allocates resources based on segment profits. The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Form 10-K. Income (loss) from operations or “Segment profits” are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses.

Business units that are not aggregated in the above mentioned reportable segments either do not qualify as a segment or do not meet the quantitative threshold or aggregation criteria of SFAS 131. These units are included in Other and consist of Corporate, E-commerce and the Karl Lagerfeld businesses. Included within Corporate are certain executive compensation and marketing costs, amortization and impairment of certain intangibles, and other corporate overhead. The Eliminations balance represents the elimination of intercompany buying office commission revenue and intercompany royalty expense.

Financial information for the Company’s reportable segments is as follows:

	U.S. Wholesale	International Wholesale	Retail	Licensing	Other	Eliminations	Total
Six Months Ended September 30, 2005
Total segment revenue	$235,129	$279,595	$267,575	$56,558	$2,704	$(19,825)	$821,736
Income (loss) from operations	(10,101)	43,113	36,878	32,489	(56,849)	31,573	77,103
Depreciation and amortization	10,481	9,461	9,996	65	4,893	—	34,896

Six Months Ended September 30, 2004
Total segment revenue	$352,414	$242,621	$233,100	$60,091	$—	$(25,208)	$863,018
Income (loss) from operations	(7,525)	36,789	26,361	38,906	(61,544)	34,804	67,791
Depreciation and amortization	18,023	7,058	9,333	64	5,181	—	39,659

	U.S. Wholesale	International Wholesale	Retail	Licensing	Other	Eliminations	Total
Three Months Ended September 30, 2005
Total segment revenue	$119,293	$215,352	$145,897	$28,074	$2,001	$(8,783)	$501,834
Income (loss) from operations	(5,617)	57,173	21,544	15,858	(33,066)	22,376	78,268
Depreciation and amortization	5,149	4,843	5,040	32	2,384	—	17,448

Three Months Ended September 30, 2004
Total segment revenue	$188,965	$195,380	$129,828	$30,760	$—	$(10,762)	$534,171
Income (loss) from operations	(5,805)	51,669	16,396	19,741	(32,791)	22,142	71,352
Depreciation and amortization	11,267	3,709	5,672	32	1,852	—	22,532

Note 8 – Retirement Plans

The Company maintains a supplemental executive retirement plan which provides certain members of senior management with a supplemental pension. The supplemental executive retirement plan is an unfunded plan for purposes of both the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974. During fiscal 2006, the SERP was amended effective December 31, 2004, whereby benefits as to future periods ceased to accrue. See Note 14 to the Consolidated Financial Statements included in the Form 10-K for further description of the Company’s retirement plans.

The components of net periodic benefit cost are as follows:

	Six Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Service cost	$—	$481	$—	$240
Interest cost	350	365	175	183
Amortization of prior service cost	—	154	—	77
Curtailment gain	(259)	—	—	—

Net periodic benefit cost	$91	$1,000	$175	$500

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

A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

	Six Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Weighted average shares outstanding	91,915,000	91,545,000	91,957,000	91,773,000
Net effect of dilutive stock options based on the treasury stock method using average market price	868,000	889,000	1,307,000	677,000

Weighted average share and share equivalents outstanding	92,783,000	92,434,000	93,264,000	92,450,000

Options to purchase 2,546,834 shares at September 30, 2005 and 4,115,082 shares at September 30, 2004 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Ordinary Shares.

Note 10 – Legal Matters

United States Attorney’s Office Investigation

On September 24, 2004, TH USA announced that it had received a grand jury subpoena issued by the United States Attorney’s Office for the Southern District of New York (“USAO”) seeking documents generally related to domestic and/or international buying office commissions since 1990 and that certain of TH USA’s current and former employees had received subpoenas. Several domestic and international subsidiaries of the Company pay buying office commissions to Tommy Hilfiger (Eastern Hemisphere ) Limited (“THEH”), a British Virgin Islands corporation which is a wholly-owned and consolidated subsidiary of the Company, pursuant to contracts to provide or otherwise secure through third parties certain services, including product development, sourcing, production scheduling and quality control functions. The USAO investigation was focused on the appropriateness of the commission rate paid by the Company’s subsidiaries to THEH, as well as other related tax matters.

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

Following the Company’s September 24, 2004 announcement of the investigation, approximately eleven purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, as well as certain current and former officers and directors of the Company. The Court has consolidated the purported shareholder class action lawsuits, and has appointed lead counsel and lead plaintiffs. The lead plaintiffs filed a consolidated, amended complaint on May 13, 2005. On August 1, 2005, the Company filed a motion to dismiss the complaint. On September 30, 2005, the Company and lead plaintiffs agreed to a new schedule, which was subsequently ordered by the Court, pursuant to which lead plaintiffs filed a Second Consolidated Amended Complaint on October 31, 2005, and the Company filed a new motion to dismiss on December 5, 2005. The Company currently expects a hearing on such motion will be scheduled by the Court for early 2006. The Company intends to defend itself vigorously against plaintiffs’ claims. Since the case is in its very early stages, the Company is unable to predict its outcome. Accordingly, the Company has not recorded any provision for potential loss associated with this matter.

Other Matters

The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their business. In the opinion of the Company’s management, based on advice of counsel, the resolution of these matters will not have a material effect on its financial position, its results of operations or its cash flows.

Note 11 – Tax Matters

THC is not taxed on income in the BVI, where it is incorporated. THC and its subsidiaries are subject to taxation in the jurisdictions in which they operate.

The Company is a tax resident of Barbados and therefore has been entitled to the benefits of an income tax treaty between Barbados and the United States. Under the treaty, interest income received by a tax resident of Barbados from a

U.S. corporation was subject to U.S. withholding tax at a rate of 5%, rather than the 30% statutory U.S. withholding tax rate applicable to non-residents of treaty countries. In July 2004, the United States and Barbados signed a protocol to the treaty, which was ratified by the U.S. Senate and the government of Barbados, and became effective on February 1, 2005. Under the new protocol, interest payments on intercompany borrowings made to THC will not be entitled to the reduced withholding tax rate and thus will be subject to the U.S. statutory withholding tax rate of 30%.

As discussed in Note 10, in connection with the resolution of the USAO investigation, the effect of adjusting the buying office commission rate for fiscal years 2001 through 2004 resulted in a tax provision in the second quarter of fiscal 2005 of approximately $12,000, after taking into account previously established reserves for this matter. As a result of the additional federal and state taxable income, the Company reviewed its taxable income projections and concurrently reversed certain valuation allowances of $13,626 and recognized foreign tax credits of $15,935.

The Company’s Tommy Hilfiger trademarks are owned and held since 1992 by its subsidiary, Tommy Hilfiger Licensing, Inc. (“THLI”), a Delaware intangible holding company. THLI collects royalties from third parties and affiliated companies that use the Tommy Hilfiger trademarks. Over the past several years, unrelated to the Company’s particular situation, various state and local tax authorities have challenged the appropriate tax treatment of such intangible holding companies. As a result of judicial proceedings in New York and New Jersey concerning intangible holding companies that are unrelated to the Company, the Company has reassessed its potential exposure to state and local income taxes in New York and New Jersey concerning THLI. The Company recorded a provision of $9,200 in the second quarter of fiscal 2005 for these potential settlements. The Company is in discussions with the state and local authorities in New York concerning settling any remaining potential exposure. In September 2005, the Company entered into a closing agreement with the State of New Jersey, which resolved this matter for all tax years. Under the closing agreement, THLI is required to file New Jersey tax returns. These tax returns were filed in November 2005.

The Company is periodically examined by various federal, state and local and international taxing authorities. The tax years under examination vary by jurisdiction. The Company regularly considers the likelihood of assessments in each of the taxing jurisdictions and has established tax allowances which represent management’s best estimate of the potential assessments. The resolution of any of these tax matters could result in payments that differ from the amount provided for. While that difference could be material to the results of operations and cash flows for any affected reporting period, it is not expected to have a material impact on consolidated financial position or consolidated liquidity.

Note 12 – Sale of Buildings

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

Note 13 – Subsequent Events

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

Merger Agreement

On December 23, 2005, the Company announced a definitive agreement under which Funds advised by Apax Partners will acquire Tommy Hilfiger Corporation in a merger at a price of $16.80 per share in cash, representing a transaction value of approximately $1.6 billion.

The transaction is expected to close in Spring 2006 and is subject to shareholder approval, the successful completion by the Company of cash tender offers/consent solicitations for the Company’s outstanding 6.85% Notes due 2008 and 9% Senior Bonds due 2031, delivery of committed financing as well as customary regulatory and other closing conditions.

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

U.S. Attorney’s Office Investigation

As more fully described under Legal Proceedings, during fiscal 2005, the Company was subject to an investigation by the United States Attorney’s Office for the Southern District of New York (“USAO”) regarding commission rates paid by its U.S. subsidiaries to Tommy Hilfiger (Eastern Hemisphere) Limited (“THEH”), as well as other related tax matters. On August 10, 2005, the Company announced that it had entered into a non-prosecution agreement with the USAO under which the USAO concluded that criminal tax charges were not warranted and closed its investigation. As part of the non-prosecution agreement, the Company agreed to reduce its buying office commission rate, and also agreed to amend its U.S. Federal tax returns for fiscal years 2001 through 2004, to reflect a reduced buying office commission rate for those years. As a result of the commission rate reduction and other unrelated adjustments that were also reflected in the amended tax returns, the Company paid approximately $15,400 in additional federal income taxes and $2,700 in interest for these four years, taking into account the effect of changes in other tax attributes, including net operating loss carry forwards.

Business Segments

The Company has four reportable segments: U.S. Wholesale, International Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels or geographic regions. The U.S. and International Wholesale segments consist of the design and sourcing of men’s and women’s sportswear and activewear, jeanswear and childrenswear for wholesale distribution in their respective geographic regions. The Retail segment reflects the operations of the Company’s outlet and specialty stores. The Licensing segment consists of the services related to licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying offices. The Company evaluates performance and allocates resources based on segment profits. Income (loss) from Operations or “Segment Profits” is comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses.

Business units that are not aggregated in the above mentioned reportable segments either do not qualify as a segment or do not meet the quantitative threshold or aggregation criteria of SFAS 131. These units are included in Other and consist of Corporate, E-commerce and the Karl Lagerfeld businesses. Included within Corporate are certain executive compensation and marketing costs, amortization and impairment of certain intangibles, and other corporate overhead. The Eliminations balance represents the elimination of intercompany buying office commission revenue and intercompany royalty expense.

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations data as a percentage of net revenue:

	Six Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	48.2	53.6	47.2	52.2

Gross profit	51.8	46.4	52.8	47.8

Depreciation and amortization	4.2	4.6	3.5	4.2
Other SG&A expenses	38.2	34.0	33.7	30.2

Total SG&A expenses	42.4	38.6	37.2	34.4

Income from operations	9.4	7.8	15.6	13.4
Interest and other expense, net	0.6	1.4	0.4	1.2

Income before taxes	8.8	6.4	15.2	12.2

Provision for income taxes	2.4	0.4	4.3	0.9

Net Income	6.4	6.0	10.9	11.3

Items Affecting Comparability

The Company is a tax resident of Barbados and therefore was entitled to the benefits of an income tax treaty between Barbados and the United States. In July 2004, the United States and Barbados signed a protocol to the treaty, which was ratified by the U.S. Senate in October 2004, and ratified by the government of Barbados in December 2004. Effective February 1, 2005, the benefits the Company was entitled to under the treaty were eliminated. During the six and three months ended September 30, 2004, these benefits contributed approximately $6,000 and $3,000 of tax benefit.

In connection with the USAO investigation, the Company reduced the commission rate paid to the buying office by its subsidiaries. In the second quarter of fiscal 2005, the Company recorded a year to date adjustment for this decrease in commission rates, which had the effect of decreasing intercompany revenue by approximately $5,500 at the buying office, with corresponding decreases in cost of sales at the affected subsidiaries, with no net impact on consolidated pretax results. Since the buying office resides in a taxing jurisdiction with a lower statutory rate than the other subsidiaries this change in taxable income has the effect of increasing the Company’s overall effective tax rate.

During the second quarter of fiscal 2005, also in connection with the USAO investigation, the Company recorded an additional tax provision for the cumulative impact of adjusting the buying office commission rate for fiscal years 2001 through 2004 of approximately $12,000 after taking into account previously established reserves for this matter. In addition, the Company recorded a tax provision of approximately $9,200 for the settlement of several state tax audits related to the income of Tommy Hilfiger Licensing, Inc. (“THLI”). The fiscal 2005 tax provision also included several items which significantly lowered the effective tax rate, including the recognition of foreign tax credits of approximately $15,935 and a $13,626 reduction in certain valuation allowances.

During the second quarter of fiscal 2005, the Company exited its Secaucus facility and recorded a pretax charge of $2,907 mainly relating to lease costs. Also during the second quarter of fiscal 2005, the Company recorded a pretax charge of $3,100, primarily to reduce to fair value certain shop fixtures.

The Company consolidates entities whose functional currencies include the Euro and the Canadian dollar. Comparability to prior periods is impacted as a result of changes in these exchange rates. For the six months ended September 30, 2005 and 2004, the average Euro to U.S. dollar exchange rates approximated 1.23 and 1.21, respectively, and the average annual Canadian to U.S. dollar exchange rates approximated 0.81 and 0.75, respectively. For the three months ended September 30, 2005 and 2004, the average Euro to U.S. dollar exchange rates approximated 1.20 and 1.22, respectively, and the average annual Canadian to U.S. dollar exchange rates approximated 0.82 and 0.77, respectively. The table below shows the increase (decrease) of these rate changes versus the prior periods on the respective income statement captions.

	Euro	Canadian $	Total
Six Months Ended September 30, 2005 vs. 2004
Revenue	$(549)	$5,305	$4,756
Gross profit	(388)	2,854	2,466
Operating expenses	1,234	2,616	3,850
Operating income	(1,622)	238	(1,384)

Three Months Ended September 30, 2005 vs. 2004
Revenue	$(3,863)	$2,844	$(1,019)
Gross profit	(2,310)	1,443	(867)
Operating expenses	(1,424)	1,272	(152)
Operating income	(887)	171	(716)

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004

Overview

The Company’s net revenue decreased 4.8% to $821,736 during the first six months of fiscal 2006 compared to $863,018 in the first six months of last year. A decrease in net revenue in the U.S. Wholesale segment was partially offset by increases in the International Wholesale, Retail and Licensing segments including the favorable impact of the foreign exchange rates as noted above. In addition, the Company’s E-commerce business, which has launched in the third quarter of fiscal 2005, and the Karl Lagerfeld businesses, which were acquired in the fourth quarter of fiscal 2005, contributed net revenue of $2,704 for the six months ended September 30, 2005. The fluctuations in revenue of each of the Company’s segments are further described below in the Segment Operations section.

Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Six Months Ended September 30,
	2005	2004	% Increase (Decrease)
U.S. Wholesale	$235,129	$352,414	(33.3)%
International Wholesale	279,595	242,621	15.2%
Retail	267,575	233,100	14.8%
Licensing	36,733	34,883	5.3%
Other	2,704	—	—

Total	$821,736	$863,018	(4.8)%

Gross profit as a percentage of net revenue increased to 51.8% for the six months ended September 30, 2005 from 46.4% in the corresponding period last year. The increase in gross margin is attributed to improved gross margins in the U.S. and International Wholesale and Retail segments as well as a higher contribution to total net revenue from the International Wholesale, Retail and Licensing segments, which generate a higher gross margin than the Company’s Consolidated gross margin. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Operating expenses for the first six months of fiscal 2006 increased to $348,309, or 42.4% of net revenue, from $332,868, or 38.6% of net revenue, in the first six months of fiscal 2004. Increases in the International Wholesale and

Retail segment expenses were partially offset by a decrease in U.S. Wholesale and Corporate division expenses. In addition, the higher average exchange rates during the first six months of fiscal 2006 had the effect of increasing expenses by $3,850. The reduction in expenses at the Corporate division was mainly attributable to lower incentive compensation and marketing expenses.

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $20,558 and $22,457 for the six months ended September 30, 2005 and 2004, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimis.

Interest and other expense decreased from $14,842 in the first six months of fiscal 2005 to $13,118 in the first six months of fiscal 2006. This decrease results from the repayment of $7,530 principal amount of 6.85% notes during the second quarter of fiscal 2005, lower commitment fees associated with the new letter of credit facility and favorable exchange rate variances on certain transactions.

Interest income increased from $2,472 in the first six months of fiscal 2005 to $8,568 in the first six months of fiscal 2006. The increase from the first six months of fiscal 2005 was caused by higher average invested cash balances and higher interest rates earned on invested cash balances. Interest rates earned on invested cash balances for the six-month periods ended September 30, 2005 and 2004 were 3.09% and 1.10%, respectively.

The provision for income taxes for the six months ended September 30, 2005 increased to 28.0% of income before taxes from 7.1% last year. This change was primarily attributable to the change in the Barbados tax treaty, the reduction in the commission rate paid to the buying office and the reversal, during the second quarter of fiscal 2005, of certain valuation allowances. Each of these items is described above in Items Affecting Comparability.

Segment Operations

Financial information for the Company’s reportable segments is as follows:

	U.S. Wholesale	International Wholesale	Retail	Licensing	Other	Eliminations	Total
Six Months Ended September 30, 2005
Total segment revenue	$235,129	$279,595	$267,575	$56,558	$2,704	$(19,825)	$821,736
Income (loss) from operations	(10,101)	43,113	36,878	32,489	(56,849)	31,573	77,103
Operating margin	(4.3)%	15.4%	13.8%	57.4%			9.4%

Six Months Ended September 30, 2004
Total segment revenue	$352,414	$242,621	$233,100	$60,091	$—	$(25,208)	$863,018
Income (loss) from operations	(7,525)	36,789	26,361	38,906	(61,544)	34,804	67,791
Operating margin	(2.1)%	15.2%	11.3%	64.7%			7.9%

U.S. Wholesale Segment. U.S. Wholesale segment net revenue decreased by $117,285, or 33.3%, from the first six months of fiscal 2005 to the first six months of fiscal 2006. Within the U.S. Wholesale segment, net revenue by product line was as follows:

	Six Months Ended September 30,
	2005	2004
Menswear	$75,932	$119,856
Womenswear	121,106	181,712
Childrenswear	38,091	50,846

	$235,129	$352,414

The decline in the U.S. Wholesale segment net revenue was caused by lower volume during the first six months of fiscal 2005, partially offset by higher average unit prices as compared to the prior year. The lower volume was mainly driven by lower order levels of the Company’s major department store customers reflecting lower sales trends at retailers, as well as lower sales through the Company’s off-price channels.

Segment losses increased $2,576, or 34.2% for the six months ended September 30, 2005, as compared to the same period last year. As a percentage of segment revenue, segment losses were 4.3% for the first six months of fiscal 2006 compared to 2.1% for the same period last year. This higher loss results from the decrease in net revenue discussed above, partially offset by lower selling, general and administrative expenses. The decrease in selling, general and administrative expenses include lower variable expenses resulting from the lower revenue, and lower depreciation and amortization as a result of a decrease in the number of stores through which the Company sells.

International Wholesale Segment. International Wholesale segment net revenue increased by $36,974, or 15.2%, from the first six months of fiscal 2005 to the first six months of fiscal 2006. Increases in revenue were in each of the menswear, womenswear and childrenswear product lines and are as follows:

	Six Months Ended September 30,
	2005	2004
Menswear	$146,928	$127,622
Womenswear	97,780	85,018
Childrenswear	34,887	29,981

	$279,595	$242,621

Net revenue increased primarily as a result of increased volume, higher average unit prices and also as a result of higher exchange rates as compared to the prior year. The volume increase reflects increased penetration in European markets, as the Company broadens its product offerings and increases the number of wholesale customer store locations throughout Europe. Higher exchange rates had the effect of increasing net revenue for the six months ended September 30, 2005 by $747.

International Wholesale segment profits increased $6,324, from the first six months of fiscal 2005 to the first six months of fiscal 2006. As a percentage of segment revenue, profits were 15.4% and 15.2% for the first six months of fiscal 2006 and 2005, respectively. Increased profits are attributable to the increase in revenue, improved gross margins, and higher exchange rates, offset slightly by increased selling, general and administrative expenses. The higher gross margins result from the higher average unit prices as noted above, as well as lower costs as a result of improved sourcing. The increase in selling, general and administrative expenses is primarily the result of higher variable costs associated with the increase in net revenue and increases in certain fixed operating expenses to support continuing growth in the European markets. Higher exchange rates had the effect of increasing operating expenses for the six months ended September 30, 2005 by $1,706.

Retail Segment. Retail segment net revenue increased $34,475, or 14.8%, from the first six months of fiscal 2005 to the first six months of fiscal 2006. The improvement in the current period was due to net revenue from stores opened since September 30, 2004, increased net revenue from stores opened for the full period in the current year versus a partial period last year and higher exchange rates as compared to the prior year. Retail stores opened since September 30, 2004 contributed net revenue of $25,729 during the six months ended September 30, 2005, consisting of approximately $15,100 of revenue in the U.S. and $10,629 of non-U.S. revenue. In addition, comparable stores sales at the Company’s existing locations are up low single digits for the first six months of fiscal 2006 as compared to the prior year. At September 30, 2005, the Company operated 217 retail stores, consisting of 168 outlet stores and 49 specialty stores, compared to 156 outlets and 39 specialty stores a year ago. Higher exchange rates had the effect of increasing net revenue for the six months ended September 30, 2005 by $4,014.

Retail segment profits increased $10,517, or 39.9%, from the first six months of fiscal 2005 to the first six months of fiscal 2006. As a percentage of segment revenue, Retail segment profits were 13.8% and 11.3% for the first six months of fiscal 2005 and 2004, respectively. The increase in segment profit is due to the increased revenue noted above and improved gross margins, partially offset by increased operating expenses. The increased gross margins reflect improved product design and merchandise assortment, which has translated into higher average unit prices and lower markdowns. Operating expenses increased $21,439 as a result of opening 24 new stores, offset by two closures, increased infrastructure, primarily in Europe to support continued expansion, and higher exchange rates which had the effect of increasing operating expenses by $2,092.

Licensing Segment. Licensing segment net revenue decreased $3,533, or 5.9%, from the first six months of fiscal 2006 to the first six months of fiscal 2005. The decrease was primarily due to lower commissions earned on lower intercompany volume, partially offset by higher royalties and higher buying agency commissions earned from international third-party licensees. Higher royalties earned from third-party licensees included, notably, the Company’s geographic licenses in Asia, licenses for optical and sunglasses, footwear in Europe and watches. New products introduced under licenses entered into during the first six months of fiscal 2006 and 2005 contributed a de minimis amount of revenue during those respective periods.

Licensing segment profits decreased by $6,417, or 16.5%, from the first six months of fiscal 2005 to the first six months of fiscal 2006. As a percentage of segment revenue, Licensing segment profits were 57.4% and 64.7% for the six months ended September 30, 2005 and 2004, respectively. The decrease in segment profits was principally due to the decreased net revenues as noted above as well as increased operating expenses incurred to support increased third party licensing revenue.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Overview

The Company’s net revenue decreased 6.1% to $501,337 in the second quarter of fiscal 2006 compared to $534,171 in the second quarter of last year. Decreased net revenue in the U.S. Wholesale and Licensing segments was partially offset by increases in the International Wholesale and Retail segments. In addition, the acquisition of the Karl Lagerfeld businesses and the launch of the E-commerce business during the second half of fiscal 2005 have contributed $2,001 of revenue. This decrease from the prior year includes a reduction of approximately $3,833 resulting from a lower Euro exchange rate in the second quarter of fiscal 2006 as compared to the same period last year. The fluctuations in revenue of each of the Company’s segments are further described below in the Segment Operations section. Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Three Months Ended September 30,
	2005	2004	% Increase (Decrease)
U.S. Wholesale	$119,293	$188,965	(36.9)%
International Wholesale	215,352	195,380	10.2%
Retail	145,897	129,828	12.4%
Licensing	19,291	19,998	(3.5)%
Other	2,001	—

Total	$501,834	$534,171	(6.1)%

Gross profit as a percentage of net revenue increased to 52.8% for the three months ended September 30, 2005 from 47.8% in the corresponding period last year. The increase in gross margin is attributed to improved gross margins in the U.S. and International Wholesale and Retail segments, as well as a higher contribution to total net revenue from the Company’s International Wholesale and Retail segments, which generate a higher gross margin than the Company’s consolidated gross margin, as well as increases in the gross margin of the U.S. Wholesale, International Wholesale and Retail segments. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Operating expenses for the second quarter of fiscal 2006 increased to $186,753, or 37.2% of net revenue, from $183,909, or 34.4% of net revenue, in the second quarter of fiscal 2005. Increases in the International Wholesale and Retail segments’ operating expenses, along with approximately $10,000 of new expenses related to the launch of E-commerce and the operations of the Karl Lagerfeld businesses, were offset in part, by a decrease in expenses in the U.S. Wholesale segment and Corporate. New expenses related to E-commerce and the Karl Lagerfeld businesses represent primarily the investment in the infrastructure to support the planned growth of each of these businesses. The reduction in expenses at Corporate was mainly attributable to lower marketing expenses.

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $11,157 and $12,817 for the three months ended September 30, 2005 and 2004, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimis.

Interest and other expense decreased from $7,680 in the second quarter of fiscal 2005 to $6,841 in the second quarter of fiscal 2006. This decrease was primarily caused by lower interest expense associated with a lower average level of debt, lower commitment fees associated with the new credit facility and foreign exchange gains on certain transactions.

Interest income increased from $1,426 in the second quarter of fiscal 2005 to $4,808 in the second quarter of fiscal 2006 because of higher interest rates earned on invested cash balances and higher average invested cash balances. Interest rates earned on invested cash balances for the three-month periods ended September 30, 2005 and 2004 were 3.32% and 1.26%, respectively.

The provision for income taxes for the second quarter of fiscal 2006 increased to 28.0% of income before taxes from 7.6% last year. This change was primarily attributable to the change in the Barbados tax treaty, the reduction in the commission rate paid to the buying office and the reversal, during the second quarter of fiscal 2005, of certain valuation allowances. Each of these items is described above in Items Affecting Comparability.

Segment Operations

Financial information for the Company’s reportable segments is as follows:

	U.S. Wholesale	International Wholesale	Retail	Licensing	Other	Eliminations	Total
Three Months Ended September 30, 2005
Total segment revenue	$119,293	$215,352	$145,897	$28,074	$2,001	$(8,783)	$501,834
Income (loss) from operations	(5,617)	57,173	21,544	15,858	(33,066)	22,376	78,268
Operating margin	(4.7)%	26.5%	14.8%	56.5%			15.6%

Three Months Ended September 30, 2004
Total segment revenue	$188,965	$195,380	$129,828	$30,760	$—	$(10,762)	$534,171
Income (loss) from operations	(5,805)	51,669	16,396	19,741	(32,791)	22,142	71,352
Operating margin	(3.1)%	26.4%	12.6%	64.2%			13.4%

U.S. Wholesale Segment. U.S. Wholesale segment net revenue decreased $69,672, or 36.9%, from the second quarter of fiscal 2005 to the second quarter of fiscal 2006. Within the U.S. Wholesale segment, net revenue by product line was as follows:

	Three Months Ended September 30,
	2005	2004
Menswear	$37,172	$61,568
Womenswear	64,768	100,314
Childrenswear	17,353	27,083

	$119,293	$188,965

Net revenue in the U.S. Wholesale segment decreased because of lower volume partially offset by higher average unit prices in the U.S. during the second quarter of fiscal 2005 compared to the same period in the prior year. The lower U.S. volume was driven primarily by lower order levels of the Company’s major department store customers reflecting lower sales trends at retailers, while the higher average unit prices are the result of product mix.

U.S. Wholesale segment losses decreased $188 from the second quarter of fiscal 2005 to the second quarter of fiscal 2006. As a percentage of segment revenue, segment losses were 4.7% for the second quarter of fiscal 2006 and 3.1% for the second quarter of fiscal 2005. Segment losses decreased as a result of improved gross margins and lower operating expenses, mostly offset by the reduction in net revenue discussed above. The improved gross margins result from a lower level of markdown allowances, as well as product mix. Operating expenses decreased as a result of the decreased volume noted above and also due to a reduction, in headcount in line with the volume decline.

International Wholesale Segment. International Wholesale segment net revenue increased $19,972, or 10.2%, from the second quarter of fiscal 2005 to the second quarter of fiscal 2006. Within the International Wholesale segment, net revenue by product line was as follows:

	Three Months Ended September 30,
	2005	2004
Menswear	$111,572	$100,318
Womenswear	76,122	69,160
Childrenswear	27,658	25,902

	$215,352	$195,380

Net revenue increased as a result of increased volume partially offset by lower exchange rates as compared to the prior year. The volume increase reflects increased penetration in European markets, as the Company broadens its product offerings and increases the number of wholesale customer store locations throughout Europe. Exchange rates, primarily the lower Euro, had the effect of decreasing net revenue for the three months ended September 30, 2005 by $2,292.

International Wholesale segment profits increased $5,504, from the second quarter of fiscal 2005 to the second quarter of fiscal 2006. As a percentage of segment revenue, segment profits were 26.5% and 26.4% for the second quarters of fiscal 2006 and 2005, respectively. Increased profits are attributable to the increase in revenue and improved gross margins, offset slightly by increases in variable expenses and certain fixed operating expenses to support underlying growth. Additionally, the seasonality of the wholesale business in Europe provides for a stronger second quarter versus the first quarter, thus segment profits as a percentage of revenues are higher in the second quarter than they are for the first quarter or year to date.

Retail Segment. Retail segment net revenue increased $16,069, or 12.4%, from the second quarter of fiscal 2005 to the second quarter of fiscal 2006. The improvement in the current period resulted principally from net revenue from stores opened since September 30, 2004. Retail stores opened since September 30, 2004 contributed net revenue of $15,357 during the quarter ended September 30, 2005, consisting of approximately $8,677 of revenue in the U.S. and $6,680 of non-U.S. revenue. At September 30, 2005, the Company operated 217 retail stores, consisting of 168 outlet stores and 49 specialty stores, compared to 195 stores consisting of 156 outlets and 39 specialty stores a year ago.

Retail segment profits increased $5,148, or 31.4%, from the second quarter of fiscal 2005 to the second quarter of fiscal 2006. As a percentage of segment revenue, Retail segment profits were 14.8% and 12.6% for the second quarters of fiscal 2006 and 2005, respectively. The increase in segment profit is due to the increased revenue noted above and improved gross margins, partially offset by increased operating expenses. The increased gross margins reflect improved product design and merchandise assortment, which has translated into higher average unit prices and lower markdowns. Operating expenses increased $9,457 as a result of opening 24 new stores, offset by two closures, increased infrastructure, primarily in Europe to support continued expansion, and exchange rates, primarily the higher Canadian dollar, which had the effect of increasing operating expenses by $608.

Licensing Segment. Licensing segment net revenue decreased $2,686 or 8.7%, from the second quarter of fiscal 2005 to the second quarter of fiscal 2006. The decrease primarily resulted from lower intercompany commissions earned on lower intercompany volume, offset by higher royalties earned and higher buying agency commissions from international third-party licensees. Higher royalties earned from international third-party licensees included, notably, the Company’s geographic licenses in Asia, licenses for optical sunglasses and footwear in Europe and watches. New products introduced under licenses entered into during the second quarter of fiscal 2006 and 2005 contributed a de minimis amount of revenue during those respective periods.

Licensing segment profits decreased by $3,883 or 19.7%, from the second quarter of fiscal 2005 to the second quarter of fiscal 2006. As a percentage of segment revenue, Licensing segment profits were 56.5% and 64.2% for the quarters ended September 30, 2005 and 2004, respectively. This decrease was principally due to the reduction in revenue noted above, as well as increased operating expenses incurred to support the growth in third party licensing revenue.

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

The Company’s cash and cash equivalents balance decreased $132,679 from $480,987 at March 31, 2005 to $348,308 at September 30, 2005. This decrease resulted primarily from the $150,000 restriction of cash designated as collateral for the Letter of Credit Facility, $38,199 of capital expenditures and $18,842 of net cash paid for an acquisition, partially offset by $45,900 of proceeds on the sale of one of the Company’s office buildings and $20,208 of net cash provided by operating activities. Capital expenditures were made principally in support of the expansion of the European business, for retail store openings and maintenance and build-out of the Company’s information system infrastructure. In the first six months of fiscal 2006, the Company generated net cash from operating activities of $20,208, consisting of $89,341 of net income excluding non-cash items offset, in part, by $69,133 of a seasonal increase primarily in working capital. A more detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

As of September 30, 2005, the Company’s principal debt facilities consist of $192,470 of the 2008 Notes, $150,000 of the 2031 Bonds and the Letter of Credit Facility. The Notes were issued by TH USA and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations. The Company has previously repurchased debt in open market transactions. The Company may make future debt repurchases in the open market at its discretion.

The Letter of Credit Facility, which is guaranteed by THC, is to be used for normal trade financing and other general purposes. As of September 30, 2005, $61,540 of the total available commitments under the Letter of Credit Facility had been used to open letters of credit, including $18,320 for inventory purchased that are included in current liabilities and $43,220 related to commitments to purchase inventory. The Letter of Credit Facility is collateralized by $150,000 of cash maintained by a wholly owned subsidiary at designated bank accounts. The Letter of Credit Facility will expire on April 19, 2006. The Company expects to enter into an alternate facility before the end of fiscal 2006.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $161,952 at September 30, 2005, for working capital or trade financing purposes. As of September 30, 2005, $13,131 of available borrowings under these facilities had been used to open letters of credit, including $3,551 for inventory purchased that is included in current liabilities and $9,580 related to commitments to purchase inventory. There were $2,995 of short-term borrowings as of September 30, 2005 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 2.94% for the six-month period ended, September 30, 2005.

The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay long-term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks. No interest rate hedging contracts were in place as of September 30, 2005.

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

Exchange Rates

The Company received United States dollars for approximately 55% of its product sales for the six months ended September 30, 2005. Substantially all inventory purchases from contract manufacturers throughout the world are also denominated in United States dollars; however, purchase prices for the Company’s products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company’s cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company’s inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or anticipated cash flows. These include the purchase of inventory, capital expenditures, collection of foreign royalty payments and certain intercompany commitments. The Company enters into forward contracts, generally with maturities of up to 15 months, to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. At September 30, 2005, the Company had contracts to exchange foreign currencies, principally the Japanese yen, the Canadian dollar and the Euro, having a total notional amount of $73,950. The unrealized gain associated with these contracts at September 30, 2005 was not significant. Gains or losses on such forward contracts are recognized in other comprehensive income on a mark-to-market basis and, ultimately, in earnings at the time the underlying hedge transaction is completed or recognized in earnings.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of September 30, 2005, management concluded that the Company’s disclosure controls and procedures were not effective for the reasons more fully described below related to the unremediated material weakness in the Company’s internal control over financial reporting identified during the Company’s evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the year ended March 31, 2005. To address this control weakness, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s assessment identified a material weakness in the Company’s internal control over financial reporting as of March 31, 2005 that is in the process of being remediated as of September 30, 2005, as described further below. This section of Item 4, “Controls and Procedures,” should be read in conjunction with Item 9A, “Controls and Procedures,” included in the Company’s Form 10-K for the year ended March 31, 2005, for additional information on Management’s Report on Internal Controls Over Financial Reporting.

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

Remediation

The Company has taken the following actions to address the material weakness in its tax function:

•	Increased the Company’s internal tax resources by hiring a Vice President of Taxation and a Tax Manager into newly created positions;

•	Retained new tax advisors and increased the level of involvement of outside external tax advisers pertaining to, among other things, the adequacy and design of the Company’s tax strategies and entity structure;

•	Retained a tax consultant with significant experience in managing corporate tax functions to review and complete documentation of critical procedures within the corporate tax department, specifically including documentation requirements, in order to strengthen the reliability and timeliness of the Company’s tax accounting and to prepare for internal control audits ; and

•	Increased the level of review and discussion of significant tax matters and supporting documentation with senior finance management.

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

Following the Company’s September 24, 2004 announcement of the investigation, approximately eleven purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, as well as certain current and former officers and directors of the Company. The Court has consolidated the purported shareholder class action lawsuits, and has appointed lead counsel and lead plaintiffs. The lead plaintiffs filed a consolidated, amended complaint on May 13, 2005. On August 1, 2005, the Company filed a motion to dismiss the complaint. On September 30, 2005, the Company and lead plaintiffs agreed to a new schedule, which was subsequently ordered by the Court, pursuant to which lead plaintiffs filed a Second Consolidated Amended Complaint on October 31, 2005, and the Company filed a new motion to dismiss on December 5, 2005. The Company currently expects a hearing on such motion will be scheduled by the Court for early 2006. The Company intends to defend itself vigorously against plaintiffs’ claims. Since the case is in its very early stages, the Company is unable to predict its outcome. Accordingly, the Company has not recorded any provision for potential loss associated with this matter.

Other Matters

The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their business. In the opinion of the Company’s management, based on advice of counsel, the resolution of these matters will not have a material effect on its financial position, its results of operations or its cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

10.1	Amendment to Sale-Purchase Agreement dated August 24, 2005, by and between TH USA, as Seller, and 25 West 39th Street Realty, LLC as Purchaser.

10.2	Assignment and Assumption of Contract dated December 2, 2005, by and between TH USA, as Seller, and 25 West 39th Street Realty, LLC as Purchaser.

10.3	Assignment and Assumption of Contract Rights dated December 2, 2005, by and between TH USA, as Seller, and 25 West 39th Street Realty, LLC as Purchaser.

11	Computation of Net Income Per Ordinary Share

31.1	Certification of the principal executive officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the principal financial officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Exchange Act

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350

(a)	Reports on Form 8-K

During the quarter ended September 30, 2005, the Company submitted the following Current Reports on Form 8-K with the Securities and Exchange Commission:

(1)	The Company submitted a Current Report on Form 8-K, dated August 10, 2005, describing its preliminary financial results for the first quarter of the fiscal year 2006. In addition, the Company announced that it had entered into a non-prosecution agreement revolving the previously announced U.S. Attorney’s Office Investigation.

(2)	The Company submitted a Current Report on Form 8-K, dated August 10, 2005, describing an agreement with David F. Dyer, President and Chief Executive Officer of the Company. This agreement, at Mr. Dyer’s initiative, waives certain bonus payments and salary increases to which he would have been entitled under his August 2003 employment agreement.

(3)	The Company submitted a Current Report on Form 8-K, dated September 30, 2005, describing an update to its financial results for the fiscal year ended March 31, 2005. In addition, the Company announced its conclusion that prior year financial statements should no longer be relied on.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

TOMMY HILFIGER CORPORATION

Date: December 23, 2005	By:	/s/ David F. Dyer
David F. Dyer
Chief Executive Officer and President
(Principal Executive Officer)
Tommy Hilfiger Corporation

Date: December 23, 2005	By:	/s/ Joseph Scirocco
Joseph Scirocco
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)
Tommy Hilfiger Corporation

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment to Sale-Purchase Agreement dated August 24, 2005, by and between TH USA, as Seller, and 25 West 39th Street Realty, LLC as Purchaser.

10.2	Assignment and Assumption of Contract dated December 2, 2005, by and between TH USA, as Seller, and 25 West 39th Street Realty, LLC as Purchaser.

10.3	Assignment and Assumption of Contract Rights dated December 2, 2005, by and between TH USA, as Seller, and 25 West 39th Street Realty, LLC as Purchaser.

11	Computation of Net Income Per Ordinary Share

31.1	Certification of the principal executive officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the principal financial officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Exchange Act

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350