Form 10-Q
period 2005-12-31
HILFIGER TOMMY CORP
filed 2006-02-09
CIK 888747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐                                Accelerated Filer  ☒                                Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Ordinary Shares, $0.01 par value per share, outstanding as of January 31, 2006: 92,225,040

TOMMY HILFIGER CORPORATION

INDEX TO FORM 10-Q

December 31, 2005

Cautionary Statement Regarding Forward-Looking Information for the purpose of “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks and uncertainties, many of which are beyond our control including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry generally and the Company’s customers, distributors and licensees in particular; changes in trends in the market segments and geographic areas in which the Company competes; the level of demand for the Company’s products; actions by our major customers or existing or new competitors; the effect of the Company’s strategy to reduce U.S. distribution in order to bring supply and demand into balance; changes in currency and interest rates; changes in applicable tax laws, regulations and treaties and changes in economic or political conditions or trade regulations in the markets where the Company sells or sources its products, the effects of any consolidation of the Company’s facilities and actions to reduce selling, general and administrative expenses; the ability to satisfy closing conditions in connection with the Company’s merger agreement; the outcome of the class action lawsuits against the Company and the Company’s discussions with the Hong Kong Inland Revenue Department and other tax authorities; as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (including those set forth under the heading “Risk Factors” in Part I, Item 1 of that document). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Merger Agreement

On December 23, 2005, the Company announced a definitive agreement under which Funds advised by Apax Partners agreed to acquire Tommy Hilfiger Corporation in a merger at a price of $16.80 per share in cash, representing an equity transaction value of approximately $1.6 billion.

The transaction is expected to close in Spring 2006 and is subject to shareholder approval, the successful completion by the Company of cash tender offers/consent solicitations for the Company’s outstanding 6.85% Notes due 2008 and 9% Senior Bonds due 2031, delivery of committed financing as well as customary regulatory and other closing conditions.

PART I

ITEM 1—FINANCIAL STATEMENTS

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)	For the Nine Months Ended December 31,		For the Three Months Ended December 31,
	2005	2004	2005	2004
Net revenue	$1,218,370	$1,293,766	$396,634	$430,748
Cost of goods sold	584,946	699,234	188,622	236,875

Gross profit	633,424	594,532	208,012	193,873

Depreciation and amortization	53,029	57,115	18,133	17,456
Other selling, general and administrative expenses	480,650	449,155	167,237	155,946

Total selling, general and administrative expenses	533,679	506,270	185,370	173,402

Income from operations	99,745	88,262	22,642	20,471

Interest and other expense	19,790	22,592	6,672	7,750
Interest income	14,123	4,444	5,555	1,972

Income before income taxes	94,078	70,114	21,525	14,693

Provision for income taxes	26,342	(1,545)	6,027	(5,500)

Net income	$67,736	$71,659	$15,498	$20,193

Earnings per share:

Basic earnings per share	$0.74	$0.78	$0.17	$0.22

Weighted average shares outstanding	92,000	91,635	92,170	91,814

Diluted earnings per share	$0.73	$0.78	$0.17	$0.22

Weighted average shares and share equivalents outstanding	93,154	92,296	93,894	92,019

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)	December 31,	March 31,
	2005	2005
Assets
Current assets
Cash and cash equivalents	$501,803	$480,987
Short-term investments	35,205	40,650
Restricted cash.	150,000	—
Accounts receivable	78,215	153,925
Inventories	229,699	203,261
Deferred tax assets	44,133	47,193
Other current assets	43,612	38,029

Total current assets	1,082,667	964,045

Property and equipment, at cost, less accumulated depreciation and amortization	207,934	250,072
Intangible assets, subject to amortization	37,469	24,419
Intangible assets, not subject to amortization	628,501	643,888
Goodwill	257,589	264,499
Other assets	18,383	11,136

Total Assets	$2,232,543	$2,158,059

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$774	$359
Accounts payable	26,401	41,266
Accrued expenses and other current liabilities	308,036	261,444

Total current liabilities	335,211	303,069
Long-term debt	344,624	343,987
Deferred tax liability	171,129	166,489
Other liabilities	20,583	20,245
Commitments and contingencies (Notes 10 and 11)

Shareholders’ equity
Preference Shares, $0.01 par value-shares authorized 5,000,000; none issued.	—	—
Ordinary Shares, $0.01 par value-shares authorized 150,000,000; issued 93,387,369 and 98,006,323 shares, respectively	984	981
Capital in excess of par value	627,630	621,774
Retained earnings	709,445	641,709
Accumulated other comprehensive income	84,168	121,036
Treasury shares, at cost: 6,192,600 Ordinary Shares	(61,231)	(61,231)

Total shareholders’ equity	1,360,996	1,324,269

Total Liabilities and Shareholders’ Equity	$2,232,543	$2,158,059

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)	For the Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities
Net income	$67,736	$71,659
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	55,175	57,939
Gain on sale of building	(2,320)	—
Deferred taxes	3,677	(7,201)
Changes in operating assets and liabilities
Decrease (increase) in assets
Accounts receivable	88,445	120,379
Inventories	(30,668)	(20,230)
Other assets	(18,739)	(17,370)
Increase (decrease) in liabilities
Accounts payable	(18,988)	(13,243)
Accrued expenses and other liabilities	(3,088)	(27,032)

Net cash provided by operating activities	141,230	164,901

Cash flows from investing activities
Purchases of property and equipment	(54,833)	(60,615)
Net proceeds from sale of building	45,900	—
Sale of short-term investments, net	5,445	(37,178)
Acquisition of businesses, net of cash acquired	(18,842)	(7,462)
Cash restricted for Letter of Credit facility	(150,000)	—

Net cash used in investing activities	(172,330)	(105,255)

Cash flows from financing activities
Deposit received from sale of building	50,679	—
Payments of long-term debt	(360)	(8,056)
Proceeds from the exercise of employee stock options	3,587	7,469
Short-term bank borrowings (repayments), net	30	—

Net cash provided by financing activities	53,936	(587)
Effect of exchange rate changes on cash	(2,020)	5,167

Net increase in cash	20,816	64,226
Cash and cash equivalents, beginning of period	480,987	414,548

Cash and cash equivalents, end of period	$501,803	$478,774

See Accompanying Notes to Condensed Consolidated Financial Statements

TOMMY HILFIGER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)	Ordinary Shares		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares	Total shareholders’ equity
	Outstanding (1)	Amount
Balance, March 31, 2004	91,306,676	$975	$615,691	$556,058	$95,678	$(61,231)	$1,207,171
Net income	—	—	—	85,651	—	—	85,651
Foreign currency translation	—	—	—	—	25,125	—	25,125
Change in fair value of hedging instruments	—	—	—	—	233	—	233
Amortization of deferred compensation costs	—	—	66	—	—	—	66
Exercise of employee stock options .	554,985	6	5,096	—	—	—	5,102
Tax benefits from exercise of stock options	—	—	921	—	—	—	921

Balance, March 31, 2005	91,861,661	981	621,774	641,709	121,036	(61,231)	1,324,269
Net income	—	—	—	67,736	—	—	67,736
Foreign currency translation	—	—	—	—	(37,618)	—	(37,618)
Change in fair value of hedging instruments	—	—	—	—	750	—	750
Amortization of deferred compensation costs	—	—	873	—	—	—	873
Stock compensation expense	—	—	647	—	—	—	647
Exercise of employee stock options.	333,108	3	3,584	—	—	—	3,587
Tax benefits from exercise of stock options	—	—	752	—	—	—	752

Balance, December 31 2005	92,194,769	$984	$627,630	$709,445	$84,168	$(61,231)	$1,360,996

(1)	Net of Treasury Shares

Comprehensive income consists of net income, foreign currency translation and unrealized gains and losses on hedging instruments and totaled $30,868 for the nine months ended December 31, 2005, and $111,009 for the fiscal year ended March 31, 2005. For the nine months ended December 31, 2004, comprehensive income totaled $110,335 and consisted of net income of $71,659, a foreign currency translation adjustment of $40,707 and losses on hedging instruments of ($2,031). The cumulative translation adjustment was $83,489 and $121,107 at December 31, 2005 and March 31, 2005, respectively. The net fair value adjustment of hedging instruments was $679 and ($71) at December 31, 2005 and March 31, 2005, respectively. The Company had unamortized deferred compensation costs at December 31, 2005 and March 31, 2005, of $2,788 and $641, respectively.

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

Operating results for the nine-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006, as the Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries as well as other factors. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

The financial statements for the nine-month and three-month periods ended December 31, 2005 are unaudited. The Condensed Consolidated Balance Sheet as of March 31, 2005, and the Condensed Consolidated Statements of Changes in Shareholders’ Equity through March 31, 2005, as presented, have been derived from the audited consolidated financial statements included in the Form 10-K.

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

At December 31, 2005, the Company had four stock-based employee compensation plans, which are described more fully in Note 15 to the Consolidated Financial Statements included in the Form 10-K. During fiscal 2006, the Company amended the terms of 161,651 previously issued stock options and recorded related compensation expense of $647. In addition, for the nine months ended December 31, 2005, the Company recorded $873 of stock compensation expense related to the issuance of restricted stock. The Company had outstanding shares of restricted stock of 288,200 and 70,000 at December 31, 2005 and March 31, 2005, respectively. There was no stock-based employee compensation expense for the nine months ended December 31, 2004.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	For the Nine Months Ended December 31,		For the Three Months Ended December 31,
	2005	2004	2005	2004
Net income, as reported	$67,736	$71,659	$15,498	$20,193
Deduct: Total stock-based employee compensation expense determined under the fair value method forall awards, net of related tax effects	(4,079)	(5,190)	(1,390)	(2,222)

Pro forma net income	$63,657	$66,469	$14,108	$17,971

Earnings per share:
Basic - as reported	$0.74	$0.78	$0.17	$0.22
Basic - pro forma	$0.69	$0.73	$0.15	$0.20
Diluted - as reported	$0.73	$0.78	$0.17	$0.22
Diluted - pro forma	$0.68	$0.72	$0.15	$0.20

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statements No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of FASB Statements No. 123 and 95. Under SFAS 123R, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. The SEC has delayed the implementation date to fiscal years beginning on or after June 15, 2005. The Company anticipates adopting the provisions of SFAS 123R beginning April 1, 2006.

Shipping and Handling Costs

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $29,546 and $33,316 for the nine months ended December 31, 2005 and 2004, respectively, and $8,988 and $10,859 for the three months ended December 31, 2005 and 2004, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimis.

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

Note 4 - Goodwill

A summary of changes in the Company’s goodwill during fiscal 2006 by those reporting segments that have goodwill is as follows:

	International Wholesale	Retail	Licensing	Other	Total
Balance at March 31, 2005	$91,306	$61,465	$95,423	$16,305	$264,499
Acquisition related	5,622	—	—	(1,386)	4,236
Foreign currency translation	(9,861)	(474)	—	(811)	(11,146)

Balance at December 31, 2005	$87,067	$60,991	$95,423	$14,108	$257,589

As more fully described in Note 3, the acquisition related increase in International Wholesale goodwill results from the acquisition of TH Italia. The acquisition related decrease in Other relates to purchase price allocation adjustments on the acquisition of the Karl Lagerfeld businesses.

Note 5 – Debt Facilities

As of December 31, 2005, the Company’s principal debt facilities consisted of $192,470 of 6.85% notes maturing on June 1, 2008 (the “2008 Notes”), $150,000 of 9% bonds maturing on December 1, 2031 (the “2031 Bonds”) and a $150,000 cash-collateralized, letter of credit facility, the (“Letter of Credit Facility”). The 2008 Notes and the 2031 Bonds (collectively, the “Notes”) were issued by Tommy Hilfiger U.S.A., Inc., a subsidiary of THC (“TH USA”), and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations.

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

The Letter of Credit Facility, which is guaranteed by THC, is to be used for normal trade financing and other general purposes. As of December 31, 2005, $60,502 of the total available commitments under the Letter of Credit Facility had been used to open letters of credit, including $12,621 for inventory purchased that are included in current liabilities and $47,881 related to commitments to purchase inventory. No cash borrowings are available under the Letter of Credit Facility. The Letter of Credit Facility is collateralized by $150,000 of cash maintained by a wholly owned subsidiary at designated bank accounts. This cash is classified as Restricted cash in the current assets section of the accompanying condensed consolidated balance sheet. The Letter of Credit Facility, which is set to expire on April 19, 2006, is expected to be extended until July 31, 2006, but with a commitment level reduced to $100,000. The required collateral has also been reduced to $100,000.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $157,429 at December 31, 2005, for working capital or trade financing purposes. As of December 31, 2005, $14,944 of available borrowings under these facilities had been used to open letters of credit, including $8,999 for inventory purchased that is included in current liabilities and $5,945 related to commitments to purchase inventory. There were no short-term borrowings as of December 31, 2005 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 4.62% for the nine-month period ended, December 31, 2005.

Note 6 - Condensed Consolidating Financial Information

The Notes discussed in Note 5 were issued by TH USA and are fully and unconditionally guaranteed by THC. Accordingly, condensed consolidating balance sheets as of December 31, 2005 and March 31, 2005, the related condensed consolidating statements of operations for each of the nine-month and three-month periods ended December 31, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2005 and 2004 are provided. The operations of TH USA, excluding its subsidiaries, consist of the U.S. operations of certain wholesale divisions, together with TH USA corporate overhead charges not allocated to subsidiaries. The non-guarantor subsidiaries of TH USA consist of the Company’s U.S. retail, licensing and other wholesale divisions, as well as the Company’s Canadian operations. Such operations contributed net revenue of $698,893 and $785,364 for the nine-month and $260,263 and $283,267 for the three-month periods ended December 31, 2005 and 2004, respectively. The other non-guarantor subsidiaries of THC are primarily those non-U.S. subsidiaries involved in investing and buying office operations, as well as the Company’s European operations. These condensed consolidating financial statements have been prepared using the equity method of accounting in accordance with the requirements for presentation of such information under which TH USA’s and THC’s results reflect 100% of the earnings of their respective subsidiaries in each of the years presented. See Note 5 for a description of certain restrictions on the ability of subsidiaries of THC to pay dividends to THC.

Condensed Consolidating Statements of Operations

Nine Months Ended December 31, 2005

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$128,464	$1,100,986	$(11,080)	$1,218,370
Cost of goods sold	—	86,861	502,981	(4,896)	584,946

Gross profit	—	41,603	598,005	(6,184)	633,424

Depreciation and amortization	—	11,734	41,295	—	53,029
Other selling, general and administrative expenses	4,027	36,855	446,191	(6,423)	480,650

Total selling, general, and administrative expenses	4,027	48,589	487,486	(6,423)	533,679

Income (loss) from operations	(4,027)	(6,986)	110,519	239	99,745

Interest and other expense	—	20,039	(249)	—	19,790
Interest income	1,896	1,211	11,016	—	14,123
Intercompany interest expense (income)	(19,553)	20,271	(718)	—	—

Income (loss) before income taxes	17,422	(46,085)	122,502	239	94,078

Provision (benefit) for income taxes	5,979	(16,299)	36,662	—	26,342

Equity in net earnings of unconsolidated subsidiaries	56,293	51,477	—	(107,770)	—

Net income (loss)	$67,736	$21,691	$85,840	$(107,531)	$67,736

Condensed Consolidating Statements of Operations

Nine Months Ended December 31, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$177,852	$1,133,858	$(17,944)	$1,293,766
Cost of goods sold	—	129,756	578,761	(9,283)	699,234

Gross profit	—	48,096	555,097	(8,661)	594,532

Depreciation and amortization	—	13,924	43,191	—	57,115
Other selling, general and administrative expenses	(63)	62,529	395,597	(8,908)	449,155

Total selling, general, and administrative expenses	(63)	76,453	438,788	(8,908)	506,270

Income (loss) from operations	63	(28,357)	116,309	247	88,262

Interest and other expense	—	21,409	1,183	—	22,592
Interest income	1,453	728	2,263	—	4,444
Intercompany interest expense (income)	(36,718)	30,346	6,372	—	—

Income (loss) before income taxes	38,234	(79,384)	111,017	247	70,114

Provision (benefit) for income taxes	3,472	(48,814)	43,797	—	(1,545)

Equity in net earnings of unconsolidated subsidiaries	36,897	3,917	—	(40,814)	—

Net income (loss)	$71,659	$(26,653)	$67,220	$(40,567)	$71,659

Condensed Consolidating Statements of Operations

Three Months Ended December 31, 2005

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$42,247	$357,798	$(3,411)	$396,634
Cost of goods sold	—	24,293	165,673	(1,344)	188,622

Gross profit	—	17,954	192,125	(2,067)	208,012

Depreciation and amortization	—	3,887	14,246	—	18,133
Other selling, general and administrative expenses	1,639	15,360	152,392	(2,154)	167,237

Total selling, general, and administrative expenses	1,639	19,247	166,638	(2,154)	185,370

Income (loss) from operations	(1,639)	(1,293)	25,487	87	22,642

Interest and other expense	—	6,704	(32)	—	6,672
Interest income	743	386	4,426	—	5,555
Intercompany interest expense (income)	—	693	(693)	—	—

Income (loss) before income taxes	(896)	(8,304)	30,638	87	21,525

Provision (benefit) for income taxes	(11)	(2,988)	9,026	—	6,027

Equity in net earnings of unconsolidated subsidiaries	16,383	23,703	—	(40,086)	—

Net income (loss)	$15,498	$18,387	$21,612	$(39,999)	$15,498

Condensed Consolidating Statements of Operations

Three Months Ended December 31, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Net revenue	$—	$65,396	$370,838	$(5,486)	$430,748
Cost of goods sold	—	45,071	194,880	(3,076)	236,875

Gross profit	—	20,325	175,958	(2,410)	193,873

Depreciation and amortization	—	3,733	13,723	—	17,456
Other selling, general and administrative expenses	651	19,213	139,151	(3,069)	155,946

Total selling, general, and administrative expenses	651	22,946	152,874	(3,069)	173,402

Income (loss) from operations	(651)	(2,621)	23,084	659	20,471

Interest and other expense	—	7,175	575	—	7,750
Interest income	749	222	1,001	—	1,972
Intercompany interest expense (income)	(12,254)	10,972	1,282	—	—

Income (loss) before income taxes	12,352	(20,546)	22,228	659	14,693

Provision (benefit) for income taxes	(94)	(25,818)	20,412	—	(5,500)

Equity in net earnings of unconsolidated subsidiaries	7,747	(12,057)	—	4,310	—

Net income (loss)	$20,193	$(6,785)	$1,816	$4,969	$20,193

Condensed Consolidating Balance Sheets

December 31, 2005

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$76,756	$78,479	$346,568	$—	$501,803
Short - term investments	—	—	35,205	—	35,205
Restricted cash	—	—	150,000	—	150,000
Accounts receivable	—	—	78,215	—	78,215
Inventories	—	21,072	209,124	(497)	229,699
Deferred tax assets	—	28,566	15,567	—	44,133
Other current assets	—	6,196	37,416	—	43,612

Total current assets	76,756	134,313	872,095	(497)	1,082,667

Property, plant and equipment, at cost, less accumulated depreciation and amortization	—	86,471	121,463	—	207,934
Intangible assets, subject to amortization	—	—	37,469	—	37,469
Intangible assets, not subject to amortization	—	—	628,501	—	628,501
Goodwill	—	—	257,589	—	257,589
Investment in subsidiaries	1,301,120	1,284,594	—	(2,585,714)	—
Other assets	—	7,224	11,159	—	18,383

Total Assets	$1,377,876	$1,512,602	$1,928,276	$(2,586,211)	$2,232,543

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$—	$774	$—	$774
Accounts payable	—	2,074	24,327	—	26,401
Accrued expenses and other current liabilities	644	171,168	136,224	—	308,036

Total current liabilities	644	173,242	161,325	—	335,211

Intercompany payable (receivable)	16,236	(78,325)	62,089	—	—
Long-term debt	—	342,325	2,299	—	344,624
Deferred tax liability	—	(29,469)	200,598	—	171,129
Other liabilities	—	10,782	9,801	—	20,583
Shareholders’ equity	1,360,996	1,094,047	1,492,164	(2,586,211)	1,360,996

Total Liabilities and Shareholders’ Equity	$1,377,876	$1,512,602	$1,928,276	$(2,586,211)	$2,232,543

Condensed Consolidating Balance Sheets

March 31, 2005

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets
Cash and cash equivalents	$215,526	$34,995	$230,466	$—	$480,987
Short-term investments	—	—	40,650	—	40,650
Accounts receivable	—	—	153,925	—	153,925
Inventories	—	24,401	179,596	(736)	203,261
Deferred tax assets	—	31,966	15,227	—	47,193
Other current assets	1,793	6,533	29,703	—	38,029

Total current assets	217,319	97,895	649,567	(736)	964,045

Property, plant and equipment, at cost, less accumulated depreciation and amortization	—	122,086	127,986	—	250,072
Intangible assets, subject to amortization	—	—	24,419	—	24,419
Intangible assets, not subject to amortization	—	—	643,888	—	643,888
Goodwill	—	—	264,499	—	264,499
Investment in subsidiaries	603,815	1,083,116	—	(1,686,931)	—
Other assets	—	7,428	3,708	—	11,136

Total Assets	$821,134	$1,310,525	$1,714,067	$(1,687,667)	$2,158,059

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$31	$328	$—	$359
Accounts payable	—	11,427	29,839	—	41,266
Accrued expenses and other current liabilities	1,016	139,808	125,870	(5,250)	261,444

Total current liabilities	1,016	151,266	156,037	(5,250)	303,069

Intercompany payable (receivable)	(504,151)	404,268	99,883	—	—
Long-term debt	—	342,325	1,662	—	343,987
Deferred tax liability	—	(29,469)	195,958	—	166,489
Other liabilities	—	10,795	9,450	—	20,245
Shareholders’ equity	1,324,269	431,340	1,251,077	(1,682,417)	1,324,269

Total Liabilities and Shareholders’ Equity	$821,134	$1,310,525	$1,714,067	$(1,687,667)	$2,158,059

Condensed Consolidating Statements of Cash Flows

Nine Months Ended December 31, 2005

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$67,736	$21,691	$85,840	$(107,531)	$67,736
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,134	12,514	41,527	—	55,175
Gain on Sale of building	—	(2,320)	—	—	(2,320)
Deferred taxes	—	3,400	277	—	3,677
Non cash activity in investments in subsidiaries	(56,293)	(51,478)	1	107,770	—
Changes in operating assets and liabilities	(4,934)	(11,126)	33,261	(239)	16,962

Net cash provided by (used in) operating activities	7,643	(27,319)	160,906	—	141,230

Cash flows from investing activities
Purchases of property and equipment	—	(25,710)	(29,123)	—	(54,833)
Net proceeds from sale of building	—	45,900	—	—	45,900
Sale of short-term investments, net	—	—	5,445	—	5,445
Acquisition of businesses, net of cash acquired	—	—	(18,842)	—	(18,842)
Restriction of cash for letter of credit facility	—	—	(150,000)	—	(150,000)

Net cash (used in) provided by investing activities	—	20,190	(192,520)	—	(172,330)

Cash flows from financing activities
Deposit received from sale of building	—	50,679	—	—	50,679
Payments on long-term debt	—	(66)	(294)	—	(360)
Proceeds from the exercise of stock options	3,587	—	—	—	3,587
Short term bank borrowings, net	—	—	30	—	30
Capital contribution made to subsidiary	(150,000)	(150,000)	—	300,000	—
Capital contribution received from parent company	—	150,000	150,000	(300,000)	—

Net cash provided by (used in) financing activities	(146,413)	50,613	149,736	—	53,936

Effect of exchange rates on cash	—	—	(2,020)	—	(2,020)

Net increase (decrease) in cash	(138,770)	43,484	116,102	—	20,816

Cash and cash equivalents, beginning of period	215,526	34,995	230,466	—	480,987

Cash and cash equivalents, end of period	$76,756	$78,479	$346,568	$—	$501,803

Condensed Consolidating Statements of Cash Flows

Nine Months Ended December 31, 2004

	Parent Company Guarantor (THC)	Subsidiary Issuer (TH USA)	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$71,659	$(26,653)	$67,220	$(40,567)	$71,659
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	13,924	44,015	—	57,939
Deferred taxes	—	(7,219)	18	—	(7,201)
Non cash activity in investments in subsidiaries	(36,897)	(3,917)	—	40,814	—
Changes in operating assets and liabilities	17,586	(24,141)	49,306	(247)	42,504

Net cash provided by (used in) operating activities	52,348	(48,006)	160,559	—	164,901

Cash flows from investing activities
Purchases of property and equipment	—	(8,572)	(52,043)	—	(60,615)
Purchases of short-term investments, net	—	—	(37,178)	—	(37,178)
Acquisition of businesses, net of cash acquired	—	—	(7,462)	—	(7,462)

Net cash (used in) provided by investing activities	—	(8,572)	(96,683)	—	(105,255)

Cash flows from financing activities
Payments on long-term debt	—	(8,009)	(47)	—	(8,056)
Proceeds from the exercise of stock options	7,469	—	—	—	7,469

Net cash provided by (used in) financing activities	7,469	(8,009)	(47)	—	(587)

Effect of exchange rates on cash	—	—	5,167	—	5,167

Net increase (decrease) in cash	59,817	(64,587)	68,996	—	64,226

Cash and cash equivalents, beginning of period	126,120	137,523	150,905	—	414,548

Cash and cash equivalents, end of period	$185,937	$72,936	$219,901	$—	$478,774

Note 7 – Segment Reporting

As defined and prescribed by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” and related interpretations, the Company has four reportable segments: Retail, International Wholesale, U.S. Wholesale and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels. The Retail segment reflects the operations of the Company’s outlet and specialty stores. The International and U.S. Wholesale segments consists of the design and sourcing of men’s sportswear and jeanswear, women’s casualwear and jeanswear and childrenswear for wholesale distribution in their respective geographic region. The Licensing segment consists of the services related to licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying offices. The Company evaluates performance and allocates resources based on segment profits. The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Form 10-K. Income (loss) from operations, or “Segment profits” are comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses.

Business units that are not aggregated in the above mentioned reportable segments either do not qualify as a segment or do not meet the quantitative threshold or aggregation criteria of SFAS 131. These units are included in Other and consist of Corporate, E-commerce and the Karl Lagerfeld businesses. Included within Corporate are executive compensation, certain marketing costs, amortization of intangibles, interest costs, and other corporate overhead. The Elimination balances represent the elimination of intercompany buying office commission revenue and intercompany royalty expense.

Financial information for the Company’s reportable segments is as follows:

	Retail	International Wholesale	U.S. Wholesale	Licensing	Other	Eliminations	Total
Nine Months Ended December 31, 2005
Total segment revenue	$453,402	$360,243	$342,652	$86,477	$4,784	$(29,188)	$1,218,370
Income (loss) from operations	74,315	32,809	(8,568)	50,821	(96,318)	46,686	99,745
Depreciation and amortization	15,538	14,225	15,908	211	7,147	—	53,029

Nine Months Ended December 31, 2004
Total segment revenue	$398,433	$320,023	$521,182	$89,953	$224	$(36,049)	$1,293,766
Income (loss) from operations	54,562	32,504	(11,389)	58,554	(96,338)	50,369	88,262
Depreciation and amortization	14,381	11,098	23,790	96	7,750	—	57,115

	Retail	International Wholesale	U.S. Wholesale	Licensing	Other	Eliminations	Total
Three Months Ended December 31, 2005
Total segment revenue	$185,827	$80,648	$107,523	$29,919	$2,080	$(9,363)	$396,634
Income (loss) from operations	37,437	(10,304)	1,533	18,332	(39,469)	15,113	22,642
Depreciation and amortization	5,542	4,764	5,427	146	2,254	—	18,133

Three Months Ended December 31, 2004
Total segment revenue	$165,333	$77,402	$168,768	$29,862	$224	$(10,841)	$430,748
Income (loss) from operations	28,201	(4,285)	(3,864)	19,648	(34,794)	15,565	20,471
Depreciation and amortization	5,048	4,040	5,767	32	2,569	—	17,456

Note 8 – Retirement Plans

The Company maintains a supplemental executive retirement plan (“SERP”) which provides certain members of senior management with a supplemental pension. The SERP is an unfunded plan for purposes of both the Internal Revenue Code of 1986 and the Employee Retirement Income Security Act of 1974. See Note 13 to the Consolidated Financial Statements included in the Form 10-K for further description of the Company’s retirement plans.

The components of net periodic benefit cost are as follows:

	Nine Months Ended December 31,		Three Months Ended December 31,
	2005	2004	2005	2004
Service cost	$—	$721	$—	$240
Interest cost	506	548	156	183
Amortization of prior service cost	—	231	—	77
Curtailment gain	(259)	—	—	—

Net periodic benefit cost	$247	$1,500	$156	$500

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

In order to preserve the favorable tax treatment with respect to grandfathered SERP benefits and to ensure the SERP is not materially modified, the Company has made amendments to the SERP that “froze” the SERP effective as of December 31, 2004. This means that, effective as of January 1, 2005, participants will no longer earn or accrue any additional benefits under the SERP and any future salary increases will not be taken into account under the SERP benefit formula. This freezing of the SERP in no way impacts or reduces the SERP benefit accrued as of December 31, 2004. Participants will be entitled to receive a distribution of their SERP benefit accrued as of December 31, 2004 at such time or times a distribution is permitted under the terms of the SERP in effect prior to 2005. Recognition of these amendments has resulted in a curtailment gain in fiscal 2006.

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

A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

	Nine Months Ended December 31,		Three Months Ended December 31,
	2005	2004	2005	2004
Weighted average shares outstanding	92,000,000	91,635,000	92,170,000	91,814,000
Net effect of dilutive stock options based on the treasury stock method using average market price	1,154,000	661,000	1,724,000	205,000

Weighted average share and share equivalents outstanding	93,154,000	92,296,000	93,894,000	92,019,000

Options to purchase 2,148,724 shares at December 31, 2005 and 6,263,255 shares at December 31, 2004 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Ordinary Shares.

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

The non-prosecution agreement with the USAO is subject to certain understandings, including that TH USA file amended U.S. federal income tax returns for the fiscal years ending March 31, 2001 through 2004 reflecting a reduced buying office commission rate for those four years, adopt and implement the recommendations of the Special Committee of the Company’s Board of Directors, adopt and implement an effective ethics and compliance program, and provide information to the IRD for it to evaluate whether THEH or its Hong Kong subsidiary owe any Hong Kong taxes to the IRD. TH USA also agreed for a period of three years to provide the USAO, upon request, with information so that the USAO can monitor TH USA’s compliance with the agreement. In August 2005, TH USA filed the amended tax returns required under the non-prosecution agreement.

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

The Company’s Tommy Hilfiger trademarks are owned and held since 1992 by its subsidiary, Tommy Hilfiger Licensing, Inc. (“THLI”), a Delaware intangible holding company. THLI collects royalties from third parties and affiliated companies that use the Tommy Hilfiger trademarks. Over the past several years, unrelated to the Company’s particular situation, various state and local tax authorities have challenged the appropriate tax treatment of such intangible holding companies. As a result of judicial proceedings in New York and New Jersey concerning intangible holding companies that are unrelated to the Company, the Company has reassessed its potential exposure to state and local income taxes in New York and New Jersey concerning THLI. The Company recorded a provision of $9,200 in the second quarter of fiscal 2005 for these potential settlements. The Company is in discussions with the state and local authorities in New York concerning settling any remaining potential exposure. In September 2005, the Company entered into a closing agreement with the State of New Jersey, which resolved this matter for all tax years. Under the closing agreement, THLI was required to file New Jersey tax returns. In November 2005, THLI filed New Jersey tax returns and paid $7,515 of tax and interest, which was included in the above provision.

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

In August 2005, the Company entered into an agreement to sell its office building at 25 West 39th Street in New York City for net proceeds of $50,679. The net book value of this building is approximately $30,000, which is expected to result in a pretax gain on the sale in excess of $20,000. Although this transaction closed on December 2, 2005, and the Company received the sale proceeds, the recognition of the sale and the gain has been deferred. In accordance with SFAS No. 98, the Company has recorded the proceeds as a deposit on the sale. This deposit is reflected within Accrued Liabilities. At such time that the Company ends its continuing involvement in the property, the sale and gain will be recognized. This is expected to occur in fiscal 2007.

Note 13 – Merger Agreement

On December 23, 2005, the Company announced a definitive agreement under which Funds advised by Apax Partners agreed to acquire Tommy Hilfiger Corporation in a merger at a price of $16.80 per share in cash, representing an equity transaction value of approximately $1.6 billion.

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

U.S. Attorney’s Office Investigation

As more fully described under Legal Proceedings, during fiscal 2005, the Company was subject to an investigation by the United States Attorney’s Office for the Southern District of New York (“USAO”) regarding commission rates paid by its U.S. subsidiaries to Tommy Hilfiger (Eastern Hemisphere) Limited (“THEH”), as well as other related tax matters. On August 10, 2005, the Company announced that it had entered into a non-prosecution agreement with the USAO under which the USAO concluded that criminal tax charges were not warranted and closed its investigation. As part of the non-prosecution agreement, the Company agreed to amend TH USA’s U.S. Federal tax returns for fiscal years 2001 through 2004 to reflect a reduced buying office commission rate for those years. As a result of the commission rate reduction and other unrelated adjustments that were also reflected in the amended tax returns, the Company paid approximately $15,400 in additional federal income taxes and $2,700 in interest for those four years, taking into account the effect of changes in other tax attributes, including net operating loss carry forwards.

Business Segments

The Company has four reportable segments: Retail, International Wholesale, U.S. Wholesale and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different distribution channels or geographic regions. The Retail segment reflects the operations of the Company’s outlet and specialty stores. The International and U.S. Wholesale segments consist of the design and sourcing of men’s and women’s sportswear and activewear, jeanswear and childrenswear for wholesale distribution in their respective geographic regions. The Licensing segment consists of services related to licensing the Company’s trademarks for specified products in specified geographic areas and the operations of the Company’s Far East buying offices. The Company evaluates performance and allocates resources based on segment profits. Income (loss) from Operations or “Segment Profits” is comprised of segment net revenue less cost of goods sold and selling, general and administrative expenses.

Business units that are not aggregated in the above mentioned reportable segments either do not qualify as a segment or do not meet the quantitative threshold or aggregation criteria of SFAS 131. These units are included in Other and consist of Corporate, E-commerce and the Karl Lagerfeld businesses. Included with Corporate are certain executive compensation and marketing costs, amortization and impairment of certain intangibles, and other corporate overhead. The Eliminations balance represents the elimination of intercompany buying office commission revenue and intercompany royalty expense.

Results of Operations

The following table sets forth the Condensed Consolidated Statements of Operations data as a percentage of net revenue:

	Nine Months Ended December 31,		Three Months Ended December 31,
	2005	2004	2005	2004
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	48.0	54.1	47.6	55.0

Gross profit	52.0	45.9	52.4	45.0

Depreciation and amortization	4.3	4.4	4.6	4.1
Other SG&A expenses	39.5	34.7	42.1	36.2

Total SG&A expenses	43.8	39.1	46.7	40.3

Income from operations	8.2	6.8	5.7	4.7
Interest and other expense, net	0.4	1.4	0.3	1.3

Income before taxes	7.8	5.4	5.4	3.4

Provision for income taxes	2.2	(0.1)	1.5	(1.3)

Net income	5.6	5.5	3.9	4.7

Items Affecting Comparability

The Company is a tax resident of Barbados and therefore had been entitled to the benefits of an income tax treaty between Barbados and the United States. In July 2004, the United States and Barbados signed a protocol to the treaty, which was ratified by the U.S. Senate in October 2004, and ratified by the government of Barbados in December 2004. Effective February 1, 2005, the benefits the Company was entitled to under the treaty were eliminated. During the nine and three months ended December 31, 2004, these benefits contributed approximately $9,000 and $3,000 of incremental tax benefit.

Beginning in the third quarter of fiscal 2005, the Company began incurring legal expenses related to the USAO investigation and the class action lawsuits. Such expenses totaled $3,910 and $6,495 for the nine months ended December 31, 2005 and 2004, respectively, and totaled $533 and $6,495 for the three months ended December 31, 2005 and 2004, respectively.

During the third quarter of fiscal 2006, the Company incurred $3,581 of legal and professional fees related to the pending merger.

During the third quarter of fiscal 2006 the Company incurred $5,400 of expense related to restructuring actions within its U.S. Wholesale business.

During the first quarter of fiscal 2006, the Company recorded a gain on the sale of an office building. The gain of $2,320 is included in selling, general and administrative expenses.

During the second quarter of fiscal 2005, in connection with the USAO investigation, the Company recorded an additional tax provision for the cumulative impact of adjusting the buying office commission rate for fiscal years 2001 through 2004 of approximately $12,000 after taking into account previously established reserves for this matter. In addition, the Company recorded a tax provision of approximately $9,200 for the settlement of several state tax audits related to the income of Tommy Hilfiger Licensing, Inc. (“THLI”). The tax provision for the nine months ended December 31, 2004 also includes several items which significantly lowered the effective tax rate, including the recognition of foreign tax credits of approximately $15,935 and a $13,626 reduction in certain valuation allowances.

During the second quarter of fiscal 2005, the Company exited its Secaucus facility and recorded a pretax charge of $2,907 mainly relating to lease costs. Also during the second quarter of fiscal 2005, the Company recorded a pretax charge of $3,100, primarily to reduce to fair value certain shop fixtures.

The Company consolidates entities whose functional currencies include the Euro and the Canadian dollar. Comparability to prior periods is impacted as a result of changes in these exchange rates. For the nine months ended December 31, 2005 and 2004, the average Euro to U.S. dollar exchange rates approximated 1.22 and 1.24, respectively, and the average Canadian to U.S. dollar exchange rates approximated 0.83 and 0.77, respectively. For the three months ended December 31, 2005 and 2004, the average Euro to U.S. dollar exchange rates approximated 1.19 and 1.30, respectively, and the average Canadian to U.S. dollar exchange rates approximated 0.85 and 0.82, respectively. The table below shows the increase (decrease) of these rate changes versus the prior periods on the respective income statement captions.

	Euro	Canadian $	Total
Year-To-Date

Revenue	$(9,150)	$7,255	$(1,895)
Gross margin	(5,266)	3,947	(1,319)
Operating expenses	(4,601)	3,279	(1,322)
Operating income	(665)	668	3

Quarter-To-Date

Revenue	$(8,599)	$1,950	$(6,649)
Gross margin	(4,876)	1,093	(3,783)
Operating expenses	(5,835)	663	(5,172)
Operating income	959	430	1,389

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004

Overview

The Company’s net revenue decreased 5.8% to $1,218,370 during the first nine months of fiscal 2006 compared to $1,293,766 in the first nine months of last year. A decrease in net revenue in the U.S. Wholesale segment and the negative effect of lower average foreign exchange rates were partially offset by increases in the International Wholesale, Retail and Licensing segments. In addition, the Company’s E-commerce business, which was expanded in the third quarter of fiscal 2005, and the Karl Lagerfeld businesses, which were acquired in the fourth quarter of fiscal 2005, contributed net revenue of $4,784 for the nine months ended December 31, 2005, as compared to $224 of E-commerce revenue for the same period last year. The fluctuations in revenue of each of the Company’s segments are further described below in the Segment Operations section.

Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Nine Months Ended December 31,
	2005	2004	% Increase (Decrease)
Retail	$453,402	$398,433	13.8%
International Wholesale	360,243	320,023	12.6%
U.S. Wholesale	342,652	521,182	(34.3)%
Licensing	57,289	53,904	6.3%
Other	4,784	224	2,035.7%

Total	$1,218,370	$1,293,766	(5.8)%

Gross profit as a percentage of net revenue increased to 52.0% for the first nine months of fiscal 2006, compared to 45.9% in the corresponding period last year. Gross margins improved in each of the Company’s reportable segments except for Licensing. In addition, the consolidated gross margin benefited from a higher contribution to total net revenue from the Company’s International Wholesale, Retail and Licensing segments, which generate a higher gross margin than the Company’s consolidated gross margin. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses for the first nine months of fiscal 2006 increased to $533,679, or 43.8% of net revenue, from $506,270, or 39.1% of net revenue, in the first nine months of fiscal 2005. Increases in the International Wholesale, Retail and Licensing segment, along with approximately $14,500 of additional expenses related to the expansion of E-commerce and the operations of the Karl Lagerfeld businesses, were partially offset by decreases in U.S. Wholesale segment and Corporate expenses. Expenses related to E-commerce and the Karl Lagerfeld businesses represent primarily the investment in the infrastructure to support the planned growth of each of these businesses. The reduction in expenses at the Corporate division was mainly attributable to marketing expense partially offset by $3,581 of legal and professional fees related to the pending merger.

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $29,546 and $33,316 for the nine months ended December 31, 2005 and 2004, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimis.

Interest and other expense decreased from $22,592 in the first nine months of fiscal 2005 to $19,790 in the first nine months of fiscal 2006. This decrease was primarily caused by lower interest expense associated with a lower average level of debt and lower commitment fees associated with the new letter of credit facility.

Interest income increased from $4,444 in the first nine months of fiscal 2005 to $14,123 in the first nine months of fiscal 2006. This increase was caused by higher average invested cash balances and higher interest rates earned on those invested cash balances. Interest rates earned for the nine-month periods ended December 31, 2005 and 2004 were 3.37% and 1.38%, respectively.

The Company recorded a provision for income taxes of $26,342 for the nine months ended December 31, 2005, as compared to a benefit of $1,545 for the nine months ended December 31, 2004. The effective tax rate for the nine months ended December 31, 2005 was 28.0% as compared to (2.2%) for the comparable period in the prior year. The effective tax rate for the nine months ended December 31, 2004 was substantially reduced by those items described in Items Affecting Comparability as well as the relative level of earnings in the various taxing jurisdictions in which the Company’s earnings are subject to tax.

Segment Operations

Financial information for the Company’s reportable segments is as follows:

	Retail	International Wholesale	U.S. Wholesale	Licensing	Other	Eliminations	Total
Nine Months Ended December 31, 2005
Total segment revenue	$453,402	$360,243	$342,652	$86,477	$4,784	$(29,188)	$1,218,370
Income (loss) from operations	74,315	32,809	(8,568)	50,821	(96,318)	46,686	99,745
Operating margin	16.4%	9.1%	(2.5)%	58.8%			8.2%

Nine Months Ended December 31, 2004
Total segment revenue	$398,433	$320,023	$521,182	$89,953	$224	$(36,049)	$1,293,766
Income (loss) from operations	54,562	32,504	(11,389)	58,554	(96,338)	50,369	88,262
Operating margin	13.7%	10.2%	(2.2)%	65.1%			6.8%

Retail Segment. Retail segment net revenue increased $54,969, or 13.8%, from the first nine months of fiscal 2005 to the first nine months of fiscal 2006. The improvement in the current period was principally due to net revenue from stores opened since December 31, 2004, and increased net revenue from stores opened for the full period in the current year versus a partial period last year. The impact of this was $41,261 during the nine months ended December 31, 2005, consisting of approximately $10,654 of revenue in the U.S. and $30,607 of non-U.S. revenue. Foreign exchange rates had the net effect of increasing Retail net revenue by $3,070. At December 31, 2005, the Company operated 223 retail stores, consisting of 169 outlet stores and 54 specialty stores, compared to 158 outlets and 40 specialty stores a year ago. At December 31, 2005, the Company operated 133 stores in the U.S., 49 stores in Europe and 41 stores in Canada.

Retail segment profits increased $19,753, or 36.2%, from the first nine months of fiscal 2005 to the first nine months of fiscal 2006. As a percentage of segment revenue, Retail segment profits were 16.4% and 13.7% for the first nine months of fiscal 2006 and 2005, respectively. The increase in segment profit is due to the increased revenue noted above and improved gross margins, partially offset by increased operating expenses. The increased gross margins reflect improved product design and merchandise assortment, which has translated into higher average unit prices and lower markdowns. Operating expenses increased $34,581 as a result of operating 25 more stores than last year and increased infrastructure primarily to support continued expansion in Europe. The net higher average exchange rates, as noted above, had the effect of increasing operating expenses by $1,295.

International Wholesale Segment. International Wholesale segment net revenue increased by $40,220, or 12.6%, from the first nine months of fiscal 2005 to the first nine months of fiscal 2006. Within the International Wholesale segment, net revenue by product line was as follows:

	Nine Months Ended December 31,
	2005	2004
Menswear	$190,755	$170,551
Womenswear	128,444	113,153
Childrenswear	41,044	36,319

	$360,243	$320,023

Net revenue increased primarily as a result of increased volume and higher average unit prices partially offset by lower average exchange rates as compared to the prior year. The volume increase reflects increased penetration in European markets, as the Company broadens its product offerings and increases the number of wholesale customer store locations throughout Europe. Higher average unit prices result from product mix and lower markdowns as compared to the same period in the prior year. Foreign exchange rates had the effect of decreasing net revenue for the nine months ended December 31, 2005 by $4,852.

International Wholesale segment profits increased by $305 from the first nine months of fiscal 2005 to the first nine months of fiscal 2006. Increased profits are attributable to the increase in revenue and improved gross margins, offset by increased operating expenses and lower average exchange rates. The higher gross margins result from the higher average unit prices as noted above, as well as lower costs as a result of improved sourcing. The increase in operating expenses is primarily the result of higher variable costs associated with the increase in net revenue, increases in salaries, advertising and other fixed operating expenses to support continuing growth in the European markets and the amortization of intangibles related to the TH Italian acquisition. The lower average exchange rates noted above had the effect of decreasing operating expenses for the nine months ended December 31, 2005 by $2,144. As a percentage of segment revenue, segment profits were 9.1% for the first nine months of fiscal 2006 compared to 10.2% for the same period last year. This decrease results from the increased fixed operating expenses noted above in anticipation of future growth.

U.S. Wholesale Segment. U.S. Wholesale segment net revenue decreased by $178,530, from the first nine months of fiscal 2005 to the first nine months of fiscal 2006. Within the U.S. Wholesale segment, net revenue by product line was as follows:

	Nine Months Ended December 31,
	2005	2004
Menswear	$113,999	$176,486
Womenswear	177,991	263,844
Childrenswear	50,662	80,852

	$342,652	$521,182

The decline in the U.S. Wholesale segment net revenue was caused by lower volume during the first nine months of fiscal 2006, partially offset by higher average unit prices and a lower level of price adjustments as compared to the prior year. Approximately $43,100 of the decline is attributed to the Company’s exit of the Young Men’s Jeans wholesale business during fiscal 2005. The lower volume was driven by lower order levels of the Company’s major department store customers reflecting lower sales trends at retailers, as well as lower sales through the Company’s off-price channels. Lower price adjustments resulted from a better sell through performance than for the same period in the prior year, and a management effort to direct trade support to higher volume locations during fiscal 2006.

U.S. Wholesale segment losses decreased by $2,821 from the first nine months of fiscal 2005 to the first nine months of fiscal 2006. This decrease in segment losses results from improved gross margins and reduced operating expenses mostly offset by the reduced revenue noted above. The improved gross margins result from the reduction in price adjustments as noted above. Operating expenses decreased as a result of the decreased revenue noted above, costs savings from the restructuring in the fourth quarter of fiscal 2005, the restructuring in the third quarter of fiscal 2006, and lower depreciation expense resulting from the decreased number of locations through which Company products are sold. As a percentage of segment revenue, segment losses increased to 2.5% for the first nine months of fiscal 2006 as compared to 2.2% for the same period last year.

Licensing Segment. Licensing segment net revenue decreased $3,476 from the first nine months of fiscal 2005 to the first nine months of fiscal 2006. The decrease was primarily due to lower commissions earned on lower intercompany volume, partially offset by higher royalties and higher buying agency commissions earned from international third-party licensees. Excluding intersegment revenue, Licensing segment revenue increased 6.3% from $53,904 in the nine months of fiscal 2005 to $57,289 in the nine months of fiscal 2006. Higher royalties earned from third-party licensees included, notably, the Company’s geographic licenses in Asia, licenses for optical and sunglasses, women’s handbags and accessories. New products introduced under licenses entered into during the first nine months of fiscal 2006 and 2005 contributed a de minimis amount of revenue during those respective periods.

Licensing segment profits decreased by $7,733 from the first nine months of fiscal 2005 to the first nine months of fiscal 2006. As a percentage of segment revenue, Licensing segment profits were 58.8% and 65.1% for the nine months ended December 31, 2005 and 2004, respectively. The decrease in segment profits was principally due to the decreased net revenues as noted above as well as increased operating expenses incurred to support increased third party licensing revenue.

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Overview

The Company’s net revenue decreased 7.9% to $396,634 in the third quarter of fiscal 2006 compared to $430,748 in the third quarter last year. A decrease in net revenue in the U.S. Wholesale segment and the negative effect of lower average foreign exchange rates were partially offset by increases in the International Wholesale and Retail segments. In addition, the Company’s E-commerce business, which was expanded in the third quarter of fiscal 2005, and the Karl Lagerfeld businesses, which were acquired in the fourth quarter of fiscal 2005, contributed net revenue of $2,080 for the three months ended December 31, 2005, as compared to $224 of E-commerce revenue for the same period last year. The fluctuations in revenue of each of the Company’s segments are further described below in the Segment Operations section. Net revenue by segment (after elimination of intersegment revenue) was as follows:

	Three Months Ended December 31,
	2005	2004	% Increase (Decrease)
Retail	$185,827	$165,333	12.4%
International Wholesale	80,648	77,402	4.2%
U.S. Wholesale	107,523	168,768	(36.3)%
Licensing	20,556	19,021	8.1%
Other	2,080	224	828.6%

Total	$396,634	$430,748	(7.9)%

Gross profit as a percentage of net revenue increased to 52.4% for the three months ended December 31, 2005 from 45.0% in the corresponding period last year. Improvements in the U.S. Wholesale and Retail segments gross margins were partially offset by a decline in the International Wholesale segment. In addition, the consolidated gross margin benefited from a higher contribution to total net revenue from the Company’s Retail and Licensing segments, which generate a higher gross margin than the Company’s consolidated gross margin. The Company’s gross margins may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses for the third quarter of fiscal 2006 increased to $185,370, or 46.7% of net revenue, from $173,402 or 40.3% of net revenue, in the third quarter of fiscal 2005. Increases in the International Wholesale, Retail and Licensing segment, along with approximately $6,400 of additional expenses related to the expansion of E-commerce and the operations of the Karl Lagerfeld businesses, were partially offset by decreases in U.S. Wholesale segment and Corporate expenses. Expenses related to E-commerce and the Karl Lagerfeld businesses represent primarily the investment in the infrastructure to support the planned growth of each of these businesses. The reduction in expenses at the Corporate division was mainly attributable to marketing expense partially offset by $3,581 of legal and professional fees related to the pending merger as well as $5,400 of severance costs related to headcount reduction from a restructuring of the U.S. wholesale business in the third quarter of fiscal 2006.

The Company reflects shipping and handling costs as a component of selling, general and administrative expenses in its condensed consolidated statements of operations. Shipping and handling costs approximated $8,988 and $10,859 for the three months ended December 31, 2005 and 2004, respectively. Amounts billed to customers that relate to shipping and handling on related sales transactions are de minimis.

Interest and other expense decreased from $7,750 in the third quarter of fiscal 2005 to $6,672 in the third quarter of fiscal 2006. This decrease was primarily caused by lower commitment fees associated with the new letter of credit facility.

Interest income increased from $1,972 in the third quarter of fiscal 2005 to $5,555 in the third quarter of fiscal 2006 because of higher average invested cash balances and higher interest rates earned on those balances. Interest rates earned for the three-month periods ended December 31, 2005 and 2004 were 3.89% and 1.78%, respectively.

The Company recorded a provision for income taxes of $6,027 for the three months ended December 31, 2005, as compared to a benefit of $5,500 for the three months ended December 31, 2004. The effective tax rate for the three months ended December 31, 2005 was 28.0% as compared to (37.4%) for the comparable period in the prior year. The effective tax rate for the three months ended December 31, 2004 was substantially reduced by those items described in Items Affecting Comparability as well as the relative level of earnings in the various taxing jurisdictions in which the Company’s earnings are subject to tax.

Segment Operations

Financial information for the Company’s reportable segments is as follows:

	Retail	International Wholesale	U.S. Wholesale	Licensing	Other	Eliminations	Total
Three Months Ended December 31, 2005
Total segment revenue	$185,827	$80,648	$107,523	$29,919	$2,080	$(9,363)	$396,634
Income (loss) from operations	37,437	(10,304)	1,533	18,332	(39,469)	15,113	22,642
Operating margin	20.1%	(12.8)%	1.4%	61.3%			5.7%

Three Months Ended December 31, 2004
Total segment revenue	$165,333	$77,402	$168,768	$29,862	$224	$(10,841)	$430,748
Income (loss) from operations	28,201	(4,285)	(3,864)	19,648	(34,794)	15,565	20,471
Operating margin	17.1%	(5.5)%	(2.3)%	65.8%			4.8%

Retail Segment. Retail segment net revenue increased $20,494, or 12.4%, from the third quarter of fiscal 2005 to the third quarter of fiscal 2006. The improvement in the current period resulted principally from net revenue from stores opened since December 31, 2004 and those stores opened for a full quarter in the current year as opposed to only a partial period in the prior year. Such net revenue was $15,513 during the quarter ended December 31, 2005, consisting of approximately $4,689 of revenue in the U.S. and $10,824 of non-U.S. revenue. The decline in foreign exchange rates had the net effect of decreasing Retail net revenue by $944. At December 31, 2005, the Company operated 223 retail stores, consisting of 169 outlet stores and 54 specialty stores, compared to 158 outlets and 40 specialty stores a year ago. At December 31, 2005, the Company operated 133 stores in the U.S., 49 stores in Europe and 41 stores in Canada.

Retail segment profits increased $9,236, or 32.8%, from the third quarter of fiscal 2005 to the third quarter of fiscal 2006. As a percentage of segment revenue, Retail segment profits were 20.1% and 17.1% for the third quarters of fiscal 2006 and 2005, respectively. The increase in segment profit is due to the increased revenue noted above and improved gross margins, partially offset by increased operating expenses. The increased gross margins reflect improved product design and merchandise assortment, which has translated into higher average unit prices and lower markdowns. Operating expenses increased $12,914 as a result of operating 25 more stores than in the comparable period of the prior year, increased infrastructure primarily to support continued expansion in Europe, partially offset by the impact of the exchange rates, as noted above, which had the effect of decreasing operating expenses by $797.

International Wholesale Segment. International Wholesale segment net revenue increased $3,246, or 4.2%, from the third quarter of fiscal 2005 to the third quarter of fiscal 2006. Within the International Wholesale segment, net revenue by product line was as follows:

	Three Months Ended December 31,
	2005	2004
Menswear	$43,827	$42,929
Womenswear	30,664	28,136
Childrenswear	6,157	6,337

	$80,648	$77,402

Net revenue increased primarily as a result of increased volume partially offset by lower average unit prices and lower average exchange rates as compared to the prior year. The volume increase reflects increased penetration in European markets, as the Company broadens its product offerings and increases the number of wholesale customer store locations throughout Europe. Foreign exchange rates had the effect of decreasing net revenue for the three months ended December 31, 2005 by $5,597. Excluding this exchange rate impact, sales would have increased by approximately 11%.

The International Wholesale segment loss increased $6,019 to a loss of $10,304, from the third quarter of fiscal 2005 to the third quarter of fiscal 2006. As a percentage of segment revenue, the segment loss was 12.8% and 5.5% for the third quarters of fiscal 2006 and 2005, respectively. The third quarter of each fiscal year is usually a loss quarter for this segment due to the seasonality of the international wholesale market. The increased losses are attributable to reduced gross margins and increased operating expenses partially offset by the increased revenues and lower average exchange rates noted above. The lower gross margins result from a higher level of price adjustments made during the current quarter as compared to same period in the prior year. The increase in operating expenses is primarily the result of higher variable costs associated with the increase in net revenue, increases in salaries, advertising and other fixed operating expenses to support continuing growth in the European markets and the amortization of intangible assets related to the TH Italia acquisition. The lower average exchange rates noted above had the effect of decreasing operating expenses for the three months ended December 31, 2005 by $3,850 and had a favorable impact on segment losses of $992.

U.S. Wholesale Segment. U.S. Wholesale segment net revenue decreased $61,245 from the third quarter of fiscal 2005 to the third quarter of fiscal 2006. Within the U.S. Wholesale segment, net revenue by product line was as follows:

	Three Months Ended December 31,
	2005	2004
Menswear	$38,067	$56,630
Womenswear	56,885	82,132
Childrenswear	12,571	30,006

	$107,523	$168,768

The decline in the U.S. Wholesale segment net revenue was caused by lower volume during the third quarter of fiscal 2006, partially offset by higher average unit prices as compared to the prior year. Approximately $13,500 of the decline is attributed to the Company’s exit of the Young Men’s Jeans wholesale business during fiscal 2005. The lower volume was driven by lower order levels of the Company’s major department store customers reflecting lower sales trends at retailers, as well as lower sales through the Company’s off-price channels. Higher average unit prices resulted from a better sell through performance and thus a lower level of price adjustments for the three months ended December 31, 2005, than for the same period in the prior year.

The U.S. Wholesale segment earned a profit of $1,533 in the third quarter of fiscal 2006, an improvement of $5,397 over the loss of $3,864 recorded in the third quarter of fiscal 2005. As a percentage of segment revenue, segment profit was 1.4% and the segment (loss) was (2.3%) for the third quarters of fiscal 2006 and 2005, respectively. Segment profits increased as a result of improved gross margins and lower operating expenses partially offset by the reduction in net revenue discussed above. Gross margins improved as a result of reduced price adjustments as noted above. Operating expenses decreased as a result of the decreased revenue noted above, costs savings from the restructuring in the fourth quarter of fiscal 2005, and the restructuring in the third quarter of fiscal 2006, and lower depreciation expense resulting from the decreased number of locations through which Company products are sold.

Licensing Segment. Licensing segment net revenue was virtually unchanged from the third quarter of fiscal 2005 to the third quarter of fiscal 2006. Excluding intersegment revenue, licensing net revenue increased 8.1% from $19,021 in the third quarter of fiscal 2005 to $20,556 in the comparable period of fiscal 2006. Higher royalties earned from third-party licensees and higher buying agency commissions from third parties, all volume-related, were offset by lower commissions earned on lower intercompany volume. Higher royalties earned from third-party licensees included, notably, the Company’s geographic licenses in Asia, licenses for optical, women’s handbags and accessories. New products introduced under licenses entered into during the third quarter of fiscal 2006 and 2005 contributed a de minimis amount of revenue during those respective periods.

Licensing segment profits decreased by $1,316 from the third quarter of fiscal 2005 to the third quarter of fiscal 2006. The decrease in segment profits was principally due to increased operating expenses incurred to support increased third party licensing revenue. As a percentage of segment revenue, Licensing segment profits were 61.3% and 65.8% for the quarters ended December 31, 2005 and 2004, respectively.

Forward Outlook

Fiscal Year 2006

The Company continues to expect consolidated revenue for the full fiscal year ending March 31, 2006 to decrease in the mid to high single digit percentage range. This estimate takes into account reduced levels of forward orders placed by U.S. department stores, the year over year decline in the value of the Euro against the U.S. dollar, and an assumption of continued growth in the Company’s retail and international wholesale segments during the remainder of the fiscal year.

Retail revenue is still expected to grow in the mid teen percentage range due to the impact of new store openings in Europe, Canada and the United States, along with an assumption of continued positive comparable store sales results for the remainder of the year. The Company anticipates operating approximately 170 outlet stores and approximately 59 specialty stores worldwide by March 31, 2006, a projected increase of 29 stores from March 31, 2005, including four H Hilfiger retail stores being opened in the fourth fiscal quarter.

The Company continues to expect international wholesale revenue for the full fiscal year to increase in the high single digit percentage range despite lower currency exchange rates, when compared to last year, led by growth in Tommy Hilfiger Europe.

The Company continues to expect U.S. Wholesale revenue to decline in fiscal 2006 by approximately 35%.

Third party licensing royalty revenue in fiscal 2006 is expected to be slightly higher than that of fiscal 2005 with higher international royalties and commissions, particularly from Japan and elsewhere in Asia, offset by lower royalty income from U.S. licensees, as well as the declining value of the Euro against the U.S. dollar.

As the mix of the Company’s business shifts toward a higher concentration of International Wholesale and Retail business, both gross margin and selling, general and administrative expenses as a percentage of sales are expected to rise. Anticipated expenses for fiscal 2006 also include costs to support the development of its H Hilfiger retail concept, the Karl Lagerfeld brand in the United States, and its E-commerce initiative and take into account the cost savings related to the U.S. Wholesale restructuring actions, which have been implemented.

Taking these factors into account, the Company continues to believe operating income will be in the high single digit percentage range of revenue for fiscal 2006 reflecting the improvements in operating results that were achieved during the first nine months of fiscal 2006.

The Company now projects pretax income to increase by more than 45% in fiscal 2006 compared to its fiscal 2005 pretax results, an improvement from the Company’s previous estimate of an increase in pretax income of approximately 35%. The improvement is expected to be driven by actions taken to reduce expenses in the Company’s U.S. wholesale and corporate divisions, along with improved sales and gross margin in the Company’s U.S. outlet stores and a higher estimate of interest income on the Company’s available cash balances.

The Company’s estimated effective tax rate for fiscal 2006 is still expected to be approximately 28%. As previously disclosed, the Company projects its effective tax rate for fiscal 2006 to be above recent historical rates, principally because of the elimination of approximately $12,000 of annualized tax benefits previously realized by the Company as a tax resident of Barbados, under an income tax treaty between Barbados and the United States. The treaty’s benefits were eliminated effective February 1, 2005. The Company expects its effective tax rate to be below the U.S. statutory tax rate in fiscal 2006 primarily due to lower tax rates applicable to the Company’s earnings in certain countries outside the U.S., such as in the Netherlands, where the Company enjoys a favorable tax ruling through March 31, 2007.

Taking the above operational improvements and higher interest income assumption into account, the Company now believes that net income for fiscal 2006 will exceed that of fiscal 2005 in the mid teen percentage range. The Company’s prior estimate indicated that net income for fiscal 2006 would be comparable to or slightly higher than that of fiscal 2005.

Capital expenditures for fiscal 2006 are anticipated to be approximately $80,000 to support the Company’s worldwide retail expansion, additional and renovated in-store shops and fixtured areas, and operating facilities. This retail expansion includes the anticipated opening of approximately 29 new retail stores during fiscal 2006, including four H Hilfiger stores as well as new specialty stores in various European markets.

Fiscal Year 2007

The Company’s current outlook for the year ending March 31, 2007 is for revenue to increase in the mid single digit percentage range as compared to our expected revenue in fiscal 2006. Revenue growth is expected to be driven by its retail and international wholesale segments, offset by the continued contraction of its U.S.wholesale segment. Operating income is expected to remain in the range of the high single digits as a percentage of revenue. The effective tax rate is projected to remain at 28% for fiscal 2007. Net income is expected to increase in the high single digit percentage range when compared to fiscal 2006 results. The Company’s projections for fiscal 2007 assume approximately $6,500 in expense related to stock options under revised accounting standards required to be implemented effective April 1, 2006. Excluded from fiscal 2007 projected results, however, is a pretax accounting gain in excess of $20,000 related to the sale, in December 2005, of the Company’s office building located at 25 West 39th Street in New York City. The estimated gain has been deferred for accounting purposes since the Company has continuing involvement in the building. This continuing involvement is expected to cease in fiscal 2007, at which time the gain will be recognized.

Merger Agreement

On December 23, 2005, the Company announced a definitive agreement under which Funds advised by Apax Partners agreed to acquire Tommy Hilfiger Corporation in a merger at a price of $16.80 per share in cash, representing an equity transaction value of approximately $1.6 million.

The transaction is expected to close in Spring 2006 and is subject to share holder approval, the successful completion by the Company of cash tender offers/consent solicitations for the Company’s outstanding 6.85% Notes due 2008 and 9% Senior Bonds due 2031, delivery of committed financing as well as customary regulatory and other closing conditions.

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

The Company’s cash and cash equivalents balance increased $20,816 from $480,987 at March 31, 2005 to $501,803 at December 31, 2005. This increase resulted primarily from $45,900 of proceeds on the sale of one of the Company’s office buildings, $50,679 of proceeds from the deposit on a sale of a second building and $141,230 of net cash provided by operating activities, mostly offset by the $150,000 restriction of cash designated as collateral for the Letter of Credit Facility, $54,833 of capital expenditures and $18,842 of net cash paid for an acquisition. Capital expenditures were made principally in support of the expansion of the European business, for retail store openings and maintenance and build-out of the Company’s information system infrastructure. In the first nine months of fiscal 2006, the Company’s net cash from operating activities consisted of $124,268 of net income excluding non-cash items and $16,962 of a seasonal increase primarily in working capital. A more detailed analysis of the changes in cash and cash equivalents is presented in the Condensed Consolidated Statements of Cash Flows.

As of December 31, 2005, the Company’s principal debt facilities consisted of $192,470 of the 2008 Notes, $150,000 of the 2031 Bonds and the Letter of Credit Facility. The Notes were issued by TH USA and are fully and unconditionally guaranteed by THC. The indenture under which the Notes were issued contains covenants that, among other things, restrict the ability of subsidiaries of THC to incur additional indebtedness, restrict the ability of THC and its subsidiaries to incur indebtedness secured by liens or enter into certain sale and leaseback transactions and restrict the ability of THC and TH USA to engage in mergers or consolidations. The Company may make future debt repurchases in the open market at its discretion.

In connection with the Merger Agreement, the Company is required to conduct a cash tender offer/consent solicitation for the outstanding 6.85% Notes due 2008 and the 9% Senior Bonds due 2031. These tender offers and consent solicitation will be launched in the fourth quarter of fiscal 2006 and will close in conjunction with the Merger Agreement.

The Letter of Credit Facility, which is guaranteed by THC, is to be used for normal trade financing and other general purposes. As of December 31, 2005, $60,502 of the total available commitments under the Letter of Credit Facility had been used to open letters of credit, including $12,621 for inventory purchased that are included in current liabilities and $47,881 related to commitments to purchase inventory. No cash borrowings are available under the Letter of Credit Facility. The Letter of Credit Facility is collateralized by $150,000 of cash maintained by a wholly owned subsidiary at designated bank accounts. This cash is classified as Restricted cash in the current assets section of the accompanying condensed consolidated balance sheet. The Letter of Credit Facility, which is set to expire on April 19, 2006, is expected to be extended until July 31, 2006, but with a commitment level reduced to $100,000. The required collateral has also been reduced to $100,000.

Certain of the Company’s non-U.S. subsidiaries have separate credit facilities, totaling approximately $157,429 at December 31, 2005, for working capital or trade financing purposes. As of December 31, 2005, $14,944 of available borrowings under these facilities had been used to open letters of credit, including $8,999 for inventory purchased that is included in current liabilities and $5,945 related to commitments to purchase inventory. There were no short-term borrowings as of December 31, 2005 under these facilities. Borrowings under these credit facilities bear interest at variable rates which, on a weighted average annual basis, amounted to 4.62% for the nine-month period ended, December 31, 2005.

The Company attempts to mitigate the risks associated with adverse movements in interest rates by establishing and maintaining a favorable balance of fixed and floating rate debt and cash on hand. Management also believes that significant flexibility remains available in the form of additional borrowing capacity and the ability to prepay long-term debt, if so desired, in response to changing conditions in the debt markets. Because such flexibility exists, the Company does not normally enter into specific hedging transactions to further mitigate interest rate risks, except in the case of specific, material borrowing transactions. No interest rate hedging contracts were in place as of December 31, 2005.

The Company expects to fund its cash requirements for current operations for fiscal 2006 from available cash balances and internally generated funds. The Company expects to fund the debt tender offer from available cash balances. The Company believes that these resources will be sufficient to fund its cash requirements.

Seasonality

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The Company’s Wholesale revenue, particularly from its European operations, is generally highest during the second and fourth fiscal quarters, while the Company’s Retail segment generally contributes its highest levels of revenue during the third fiscal quarter. As the timing of Wholesale product shipments and other events affecting the retail business may vary, results for any particular quarter might not be indicative of results for the full year. As many of the operating expenses are fixed, these fluctuations in segment revenue will result in fluctuations in segment operating income (loss).

Inflation

The Company believes that inflation has not had a material effect on its net revenue or profitability in recent years.

Exchange Rates

The Company received United States dollars for approximately 58% of its product sales for the nine months ended December 31, 2005. Substantially all inventory purchases from contract manufacturers throughout the world are also denominated in United States dollars; however, purchase prices for the Company’s products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company’s cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company’s inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

The Company does, however, seek to protect against adverse movements in foreign currency which might affect certain firm commitments or anticipated cash flows. These include the purchase of inventory, capital expenditures, collection of foreign royalty payments and certain intercompany commitments. The Company enters into forward contracts, generally with maturities of up to 15 months, to sell or purchase foreign currency in order to hedge against such risks. The Company does not use financial instruments for speculative or trading purposes. At December 31, 2005, the Company had contracts to exchange foreign currencies, principally the Japanese yen, the Canadian dollar and the Euro, having a total notional amount of $53,665. The net unrealized gain associated with these contracts at December 31, 2005 was approximately $922.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statements No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of FASB Statements No. 123 and 95. Under SFAS 123R, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. The SEC has delayed the implementation date to fiscal years beginning on or after June 15, 2005. The Company anticipates adopting the provisions of SFAS 123R beginning April 1, 2006.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of December 31, 2005, management concluded that the Company’s disclosure controls and procedures were not effective for the reasons more fully described below related to the unremediated material weakness in the Company’s internal control over financial reporting identified during the Company’s evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the year ended March 31, 2005. To address this control weakness, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s assessment identified a material weakness in the Company’s internal control over financial reporting as of March 31, 2005 that is in the process of being remediated as of December 31, 2005, as described further below. This section of Item 4, “Controls and Procedures,” should be read in conjunction with Item 9A, “Controls and Procedures,” included in the Company’s Form 10-K for the year ended March 31, 2005, for additional information on Management’s Report on Internal Controls Over Financial Reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

U.S. Attorney’s Office Investigation

On September 24, 2004, TH USA announced that it had received a grand jury subpoena issued by the U.S. Attorney’s Office for the Southern District of New York (“USAO”) seeking documents generally related to domestic and/or international buying office commissions since 1990 and that certain of TH USA’s current and former employees had received subpoenas. Several domestic and international subsidiaries of the Company pay buying office commissions to Tommy Hilfiger (Eastern Hemisphere) Limited (“THEH”), a British Virgin Islands corporation which is a wholly-owned and consolidated subsidiary of the Company, pursuant to contracts to provide or otherwise secure through sub-agents certain services, including product development, sourcing, production scheduling and quality control functions. The U.S. Attorney’s Office investigation was focused on the appropriateness of the commission rate paid by the Company’s subsidiaries to THEH, as well as other related tax matters.

In October 2004, the Board of Directors of the Company formed a Special Committee of independent directors to conduct an independent investigation into matters arising out of the governmental investigation. The Special Committee retained Debevoise & Plimpton LLP as legal counsel, with a team headed by Mary Jo White, former U.S. Attorney for the Southern District of New York. The Special Committee reported on its investigation to the Board in March 2005 and to the U.S. Attorney’s Office in April 2005. The Special Committee found that the Company had a good faith basis for adopting the buying office commission rate paid by the Company’s subsidiaries to THEH. The Special Committee did identify certain questions about Hong Kong tax matters and supported the Company’s determination to engage the Hong Kong Inland Revenue Department (“IRD”) in discussions regarding whether THEH was subject to profits tax in Hong Kong. The Special Committee made recommendations to the Company to enhance procedures for tax matters, including transfer pricing, and to review its buying office structure. The Company’s management has adopted all of the Special Committee’s recommendations.

After the Special Committee made its report, the Company in May 2005 initiated discussions with the U.S Attorney’s Office about the possible resolution of the investigation on a civil basis, and the Company also initiated discussions with the IRD in an effort to resolve any issues concerning whether THEH is subject to profits tax in Hong Kong.

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

As previously disclosed, the Company initiated discussions in May 2005 with the IRD with respect to the potential Hong Kong profits tax liability of THEH. In the course of the discussions with the IRD, the Company made a settlement offer to resolve this issue. As previously reported, the IRD has not accepted the Company’s settlement offer, and discussions are ongoing. Accordingly, there can be no assurance as to the ultimate resolution of this matter, although the Company does not believe that the final resolution will have a material effect on the Company’s financial position.

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

Other Matters

The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their businesses. In the opinion of the Company’s management, the resolution of these matters will not have a material effect on its financial position, its results of operations or its cash flows.

ITEM 1A. RISK FACTORS

In addition to the risk factors described in the Company’s 10-K for the fiscal year ended March 31, 2005 and as disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Merger Agreement” in this report, on December 23, 2005, the Company announced a definitive agreement under which Funds advised by Apax Partners agreed to acquire the Company in a merger at a price of $16.80 per share in cash, representing an equity transaction value of approximately $1.6 billion. As described more fully in our preliminary proxy statement filed with the SEC on January 17, 2006, the proposed merger is subject to certain conditions. Accordingly, there is no assurance that the proposed merger with Apax will be consummated. If the proposed merger is not consummated, the trading price of the Company’s ordinary shares may decline.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 21, 2005, the Company held its Annual Meeting of Shareholders at The Fairmont Hamilton Princess, 76 Pittsbay Road, Hamilton, Bermuda. Of the shares outstanding and eligible to vote at the meeting, the holders of 76,053,044 Ordinary Shares executed and delivered valid proxies to the meeting which were duly voted thereat.

The following matters were voted upon and approved at the meeting:

(i)	The election of three directors to the Board of Directors of the Company for a term to expire at the 2008 Annual Meeting of Shareholders;

(ii)	A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2006.

With respect to the election of directors, the following votes were cast:

Nominee	For	Withheld Authority
Thomas J. Hilfiger	74,308,698	1,744,346
Jerri L. DeVard	71,744,798	4,308,246
Robert T.T. Sze	71,493,634	4,559,410

The other directors of the Company whose terms continued after the meeting are David F. Dyer, Clinton V. Silver and Mario L. Baeza.

With respect to the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm, 73,986,148 votes were cast in favor of the proposal and 1,824,443 votes were cast against. In addition, there were 242,453 abstentions and 0 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Agreement and Plan of Merger among BMD Venture Capital B. V., Elmira (BVI) Unlimited and Tommy Hilfiger Corporation dated as of December 23, 2005 (previously filed as Exhibit 2.1 to THC’s Current Report on Form 8-K filed on December 27, 2005 and incorporated herein by reference)

10.2	Guarantee, by and among Tommy Hilfiger Corporation, and Apax Europe VI A, L.P. and Apax Europe VI-1, L.P., dated as of December 23, 2005 (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K filed on December 27, 2005 and incorporated herein by reference)

10.3	Tommy Hilfiger Corporation Retention Pool, dated as of December 22, 2005 (previously filed as Exhibit 99.1 to THC’s Current Report on Form 8-K filed on December 29, 2005 and incorporated herein by reference)

10.4	Tommy Hilfiger U.S.A., Inc. Severance Pay Plan, dated as of December 22, 2005 (previously filed as Exhibit 99.2 to THC’s Current Report on Form 8-K filed on December 29, 2005 and incorporated herein by reference)

11	Computation of Net Income Per Ordinary Share

31.1	Certification of the principal executive officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the principal financial officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Exchange Act

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

During the quarter ended December 31, 2005, the Company submitted the following Current Reports on Form 8-K with the Securities and Exchange Commission:

(1)	The Company submitted a Current Report on Form 8-K, on October 25, 2005, describing a Sale Purchase Agreement relating to the sale of an office building at 25 West 39th Street, New York, New York.

(2)	The Company submitted a Current Report on Form 8-K, dated October 31, 2005, describing changes to its Board of Directors.

(3)	The Company submitted a Current Report on Form 8-K, dated November 9, 2005, describing its preliminary financial results for the second quarter of the fiscal year 2006.

(4)	The Company submitted a Current Report on Form 8-K, dated November 18, 2005, announcing that the Company has filed its Form 10-K for fiscal year 2005 as well as its Form 10-Q for each quarter of fiscal year 2005.

(5)	The Company submitted a Current Report on Form 8-K, dated December 15, 2005, announcing that it had filed its quarterly report on Form 10-Q for the quarter ended June 30, 2005.

(6)	The Company submitted a Current Report on Form 8-K, dated December 23, 2005, announcing that it had filed its quarterly report on Form 10-Q for the quarter ended September 30, 2005.

(7)	The Company submitted a Current Report on Form 8-K, on December 27, 2005, announcing the entry into an Agreement and Plan of Merger with BMD Venture Capital B.V. and Elmira (BVI) Unlimited.

(8)	The Company submitted a Current Report on Form 8-K, on December 29, 2005, announcing the establishment of the Retention Bonus Plan and a Severance Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

TOMMY HILFIGER CORPORATION

Date: February 9, 2006	By:	/s/ David F. Dyer
David F. Dyer
Chief Executive Officer and President
(Principal Executive Officer)
Tommy Hilfiger Corporation

Date: February 9, 2006	By:	/s/ Joseph Scirocco
Joseph Scirocco
Chief Financial Officer, Executive Vice President and Treasurer
(Principal Financial Officer)
Tommy Hilfiger Corporation

EXHIBIT INDEX

Exhibit Number	Description

10.1	Agreement and Plan of Merger among BMD Venture Capital B. V., Elmira (BVI) Unlimited and Tommy Hilfiger Corporation dated as of December 23, 2005 (previously filed as Exhibit 2.1 to THC’s Current Report on Form 8-K filed on December 27, 2005 and incorporated herein by reference)

10.2	Guarantee, by and among Tommy Hilfiger Corporation, and Apax Europe VI A, L.P. and Apax Europe VI-1, L.P., dated as of December 23, 2005 (previously filed as Exhibit 10.1 to THC’s Current Report on Form 8-K filed on December 27, 2005 and incorporated herein by reference)

10.3	Tommy Hilfiger Corporation Retention Pool, dated as of December 22, 2005 (previously filed as Exhibit 99.1 to THC’s Current Report on Form 8-K filed on December 29, 2005 and incorporated herein by reference)

10.4	Tommy Hilfiger U.S.A., Inc. Severance Pay Plan, dated as of December 22, 2005 (previously filed as Exhibit 99.2 to THC’s Current Report on Form 8-K filed on December 29, 2005 and incorporated herein by reference)

11	Computation of Net Income Per Ordinary Share

31.1	Certification of the principal executive officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

31.2	Certification of the principal financial officer pursuant to Rule 13a – 14 (a) or Rule 15d – 14 (a) of the Exchange Act

32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350